Form 10-Q
period 1996-03-31
KRYSTAL COMPANY
filed 1996-05-07
CIK 885640

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC      20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
                Commission file number  0-20040
                -------------------------------
                         THE KRYSTAL COMPANY
- - ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             TENNESSEE                     62-0264140
             ---------                     ----------
 (State or other jurisdiction of  (IRS Employer identification
 incorporation or organization)             Number)

          One Union Square, Chattanooga, TN   37402
- - ----------------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                     (423) 757-1550
- - ----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  X                     NO
                 ----                  ----

As of May 6, 1996, 7,490,808 shares of the Registrant's Common
Stock were issued and outstanding.

                           THE KRYSTAL COMPANY
                           -------------------
                             MARCH 31, 1996
                             ---------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of March 31, 1996 and December 31, 1995, and (2) the results of their operations, their changes in common shareholders' equity and their cash flows for the three months ended March 31, 1996 and April 2, 1995, have been included. The results of operations for the interim period ended March 31, 1996, are not necessarily indicative of the results for the full year.

        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                            March 31,      December 31,
                                              1996            1995
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
- - -----------------
CURRENT ASSETS:
   Cash and temporary investments            $ 17,013       $ 13,713
   Receivables                                  1,556          1,752
   Income tax receivable                        1,106            609
   Net investment in direct financing
     leases-current portion                       838            856
   Inventories                                  1,923          2,322
   Deferred tax asset                           5,553          5,553
   Prepayments and other                          607            830
                                              -------        -------
     Total current assets                      28,596         25,635
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              678            867
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        96,265         98,546
                                              -------        -------
LEASED PROPERTIES, net                          1,809          1,863
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,224          5,117
   Other                                          649            667
                                              -------        -------
     Total other assets                         5,873          5,784
                                              -------        -------
       TOTAL ASSETS                          $133,221       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                            March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY           1996           1995
- - -----------------------------------          -------       ---------
                                           (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  3,469       $  1,681
   Accrued liabilities                         11,425          9,427
   Current portion of long-term debt              653            432
   Current portion of capital
     lease obligations                            637            653
                                              -------        -------
     Total current liabilities                 16,184         12,193
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE              54,319         56,909
                                              -------        -------
LONG-TERM DEBT, excluding current portion       3,383          3,621
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,601          2,754
                                              -------        -------
DEFERRED INCOME TAXES                           2,719          2,719
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     8,023          7,852
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,514,808 shares
     at March 31, 1996, and 7,526,808 shares
     at December 31, 1995                      40,738         40,830
   Retained earnings                            7,449          8,195
   Deferred compensation                       (2,195)        (2,378)
                                              -------        -------
     Total shareholders' equity                45,992         46,647
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $133,221       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.

                THE KRYSTAL COMPANY AND SUBSIDIARY
                ----------------------------------
               CONSOLIDATED STATEMENTS OF OPERATIONS
               -------------------------------------
         (In thousands, except per share data)(Unaudited)
                                                 For The Three
                                                 Months Ended,
                                             --------------------
                                             March 31,    April 2,
                                               1996         1995
                                             --------     --------
REVENUES:
  Restaurant sales                         $ 55,876      $ 56,040
  Franchise fees                                 33            65
  Royalties                                     618           512
  Other revenues                              1,140         1,579
                                            -------       -------
                                             57,667        58,196
                                            -------       -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                   46,769        46,668
  Depreciation and amortization
    expenses                                  2,802         2,950
  General and administrative
    expenses                                  6,440         6,012
  Other expenses, net                           963         1,210
                                            -------       -------
                                             56,974        56,840
                                            -------       -------
OPERATING INCOME                                693         1,356

REORGANIZATION ITEM:
   Professional fees                         (  967)          -

INTEREST EXPENSE                            ( 1,177)      ( 1,090)

INTEREST INCOME                                 250           264
                                            -------       -------
INCOME(LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES               ( 1,201)          530
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                              (   455)          203
                                            -------       -------
NET INCOME(LOSS)                           $(   746)     $    327
                                            =======       =======

EARNINGS(LOSS) PER COMMON SHARE            $(  0.10)     $   0.04
                                            =======       =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   7,522         7,510
                                            =======       =======

  See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           -----------------------------------------------
                     FOR THE THREE MONTHS ENDED
                     --------------------------
                  MARCH 31, 1996 AND APRIL 2, 1995
                  --------------------------------
                          (In thousands)
                           (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -        ( 746)        -

  Forfeiture of 12,000 restricted
   shares                            (    92)       -            92

  Amortization of deferred
   compensation                                      -           91
                                      ------     ------      ------
BALANCE, March 31, 1996              $40,738    $ 7,449     $(2,195)
                                      ======     ======      ======


BALANCE, January 1, 1995             $40,909    $13,438     $(2,711)

  Net income                             -          327         -

  Amortization of deferred
    compensation                         -          -           113
                                      ------     ------      ------
BALANCE, April 2, 1995               $40,909    $13,765     $(2,598)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                        (In thousands)
                          (Unaudited)
                                            For the three months ended,
                                            ---------------------------
                                              March 31,      April 2,
                                                1996           1995
                                             -----------   ------------
OPERATING ACTIVITIES:
  Net income(loss)                             $ (  746)      $   327
  Adjustments to reconcile net income(loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                 2,802         2,950
    Decrease in receivables                         196           128
    (Increase) in income tax receivable          (  497)       (  140)
    Decrease in inventories                         399            73
    Decrease in prepayments and other               223           206
    Increase in accounts payable                  1,788           342
    (Decrease) in income taxes payable              -          (  318)
    Increase (Decrease) in accrued liabilities    1,998        (  986)
    Other                                            40            90
                                                 -------       -------
      Net cash provided by operating activities
        before reorganization activities          6,203         2,672
    Changes in liabilities from reorganization
      activities:
      Decrease in accounts payable               (   60)          -
      Decrease in accrued liabilities            (2,530)          -
                                                 -------        ------
      Net cash provided by operating activities   3,613         2,672
                                                 -------        ------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (  548)      ( 7,831)
    Proceeds from sale of property,
      buildings, and equipment                      214           304
    Payments received on net investment in
      direct financing leases                       207           182
                                                 -------       -------
      Net cash used in investing activities      (  127)      ( 7,345)
                                                 -------       -------
FINANCING ACTIVITIES:
    Borrowings on bank revolving credit line        -           1,469
    Repayments of long-term debt                 (   17)      (   172)
    Principal payments of capital
      lease obligations                          (  169)      (   157)
                                                 -------       -------
      Net cash provided by (used in)
        financing activities                     (  186)        1,140
                                                 -------       -------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                           3,300       ( 3,533)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           13,713        14,804
                                                 -------       -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                $17,013       $11,271
                                                 =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                   $   176       $ 1,114
     Income taxes                                    38           544
     Reorganization item: professional fees         196           -
                                                 =======       =======

 See accompanying notes to consolidated condensed financial statements.

                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

In July 1994, Krystal was named a defendant in a suit filed in the United States District Court for the Middle District of Tennessee, in which 41 plaintiffs, who were current and former employees of Krystal, alleged violations of the Fair Labor Standards Act of 1938 ("FLSA") and sought back wages, liquidated damages, costs and attorney's fees. The suit alleged that the plaintiffs were uncompensated for time which they worked on Krystal's behalf. In February 1995, ten additional plaintiffs, also current and former employees of Krystal, filed a separate suit in the same court containing essentially the same allegations. As a result, Krystal established a reserve of $2,000,000 to cover the claims of the plaintiffs in the two suits, the costs associated therewith, and the claims of any other employees and the costs associated therewith. Since the February 1995 action was originally filed, approximately 300 additional plaintiffs joined that suit.

On April 18, 1995, Krystal settled the July 1994 case by agreeing to pay $840,000 to the plaintiffs and their counsel. By order dated
August 28, 1995, the Court in the February 1995 case provisionally granted the plaintiffs' motion for court-supervised notice of the pendency of that action to prospective class members from among current and former employees of Krystal for the past three years.

In the third quarter of 1995, a total of 17 additional current and former employees of Krystal filed three additional suits in the United States District Courts for the Northern District of Georgia, the Northern District of Alabama and the Middle District of Florida, containing essentially the same allegations as set forth in the July 1994 and February 1995 suits.

In light of the three new suits filed against Krystal during the third quarter of 1995 and the order entered in the February 1995 suit provisionally granting the plaintiffs' motion for court-supervised notice of the pendency of that action, Krystal established an additional $10,000,000 reserve to cover an estimate of the exposure resulting from
(i) the claims of the plaintiffs in the four pending suits, (ii) the potential for additional claims of other current and former employees,
(iii) related claims, and (iv) the costs associated therewith, the balance of which is $9,836,000 at March 31, 1996.

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. Krystal is a debtor-in-possession for purposes of the bankruptcy case. Currently, approximately 8,670 current or former employees have filed claims in unspecified amounts alleging that they worked time for which they were not compensated. Krystal expects to contest any claims which it believes to be invalid. The Bankruptcy Court has established

June 6, 1996, as the bar date by which all claimants must file their claims or have them forever barred. Krystal will file a proposed Chapter 11 Plan as soon as practicable thereafter. The four pending lawsuits filed against Krystal under the FLSA have been stayed by the bankruptcy filing.

The accrual for employee claims of $9,836,000 at March 31, 1996, is based on estimates made by management taking into consideration all presently available facts and circumstances regarding the bankruptcy proceedings and FLSA matters discussed above. However, due to the uncertainty surrounding the ultimate amount of employee claims, additional reserves may be required.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------
          Comparison of the Three Months Ended March 31, 1996
          ---------------------------------------------------
              to the Three Months Ended April 2, 1995
              ---------------------------------------

Total revenues decreased 0.9% to $57.7 million for the first quarter of 1996 compared to $58.2 million for the same period of 1995. Restaurant sales accounted for $164,000 of this $529,000 decrease. Company-owned average same restaurant sales for the first quarter of 1996 were $220,000 compared to $223,000 for the same period in 1995, a decrease of 1.4%. The Company's management believes 1996 first quarter results reflect a continuing softness in the fast food industry resulting in widespread heavy sales discounting throughout the industry in addition to more inclement weather in the first quarter of 1996 compared to the same period in 1995. The Company is uncertain as to how long the sales softness and resulting discounting will continue, but the Company expects its revenues and same restaurant sales will continue to be adversely affected as long as this industry condition persists. The Company had 254 restaurants open at the end of the first quarters of 1996 and 1995.

Franchise fees and royalties increased $74,000 to $651,000 in the first quarter of 1996 versus the same period in 1995. The franchise system had 80 restaurants open at the end of the first quarter of 1996 compared to 65 open at the end of the first quarter of 1995. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $1.1 million in the first quarter of 1996 compared to $1.6 million in the first quarter of 1995. This decline was a result of discontinued outside parts sales and a decrease in maintenance revenues.

The average customer check for Company-owned full size restaurants in the first quarter of 1996 was $3.46 as compared to $3.37 in the same period of 1995, an increase of 2.7%. The average customer check for Company-owned double drive-thru restaurants in the first quarter of 1996 was $3.79 as compared to $3.71 in the same period of 1995, an increase of 2.2%. The changes in average customer check is due to product prices increasing approximately 2.0% in the first quarter of 1996 over the same period in 1995, and a change in customer purchasing patterns. Customer counts per restaurant day decreased to 686 in the first quarter of 1996 compared to 715 in the same period of 1995, a decrease of 4.1%.

Cost of restaurant sales increased $101,000, approximately 0.2%, to $46.8 million in the first quarter of 1996, from $46.7 million in the same period of 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 83.7% in the first quarter of 1996 from

83.3% in the same period of 1995. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was unable to pass through to customers. Total food and paper costs were $17.8 million in the first quarter of 1996 as compared to $17.7 million in the first quarter of 1995. Food and paper costs as a percentage of restaurant sales increased to 31.8% in the first quarter of 1996 as compared to 31.5% in the same period of 1995. Direct labor cost increased $129,000 in the first quarter of 1996, approximately 1.0%, to 23.0% of restaurant sales in the first quarter of 1996, versus 22.7% in the first quarter of 1995. Assistant restaurant manager labor cost increased $72,000, approximately 2.8%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.7% in the first quarter of 1996 from 4.5% in the same period of 1995. Restaurant manager labor cost increased $32,000, approximately 1.8%, due to average salary increases for the first quarter of 1996.

Depreciation and amortization expenses decreased $148,000, approximately 5.0%, to $2.8 million in the first quarter of 1996 as compared to $3.0 million for the same period in 1995. The decrease in the first quarter of 1996 is due to some assets being fully depreciated in late 1995.

General and administrative expenses increased by $428,000, approximately 7.1%, to $6.4 million in the first quarter of 1996 as compared to $6.0 million in the same period of 1995. Advertising expense was approximately $2.4 million in the first quarter of 1996 and the first quarter of 1995. Advertising expense as a percentage of restaurant sales was 4.3% in the first quarter of 1996 and in the first quarter of 1995. Salaries increased $179,000, approximately 10.4%, to $1.9 million in the first quarter of 1996 from $1.7 million in the same period of 1995. The increase in salaries was primarily the result of normal cost of living increases given to staff employees and the addition of key management personnel during 1995.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the first quarter of 1996 was $967,000.

Due to the loss for the first quarter of 1996, an income tax benefit of $455,000 was recorded for the quarter as compared to income tax expense of $203,000 for the previous year's first quarter. The effective tax rate of 38% is the approximate combined statutory federal and state income tax rates.

                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The filing of the voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on December 15, 1995 had a significant impact on the Company's liquidity. The filing stayed payment of pre-petition outstanding obligations as of December 15, 1995, resulting in a one-time cash benefit of approximately $7.0 million to the Company. The Bankruptcy Court approved the payment of pre-petition sales taxes and real and personal property taxes on owned property totaling approximately $2.8 million, of which approximately $2.6 million was paid during the first quarter of 1996; the remainder will be paid as due. While the Company is reorganizing under Chapter 11, it is prohibited from paying interest or principal on pre-petition obligations without the approval of the Bankruptcy Court. To the extent cash generated from operations exceeds capital expenditures, working capital requirements, payments approved by the Bankruptcy Court and administrative expenses of the reorganization, the Company will continue to accumulate cash.

The terms and provisions of any reorganization plan and the timing of the final confirmation of such a plan are unclear at this time. The Company intends to fairly and finally settle the FLSA claims and fully discharge its pre-petition obligations.

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. The Company's receivables from franchisees are closely monitored and collected weekly. Approximately $21.3 million of liabilities classified as Liabilities Subject to Compromise after the Chapter 11 filing would otherwise be classified as Current Liabilities at March 31, 1996. The Company normally operates with working capital deficits (current liabilities exceeding current assets), however, as a result of the reclassification of pre-petition Current Liabilities to Liabilities Subject to Compromise, the Company had a working capital surplus of $12.4 million at March 31, 1996 compared to a working capital deficit of $5.6 million at April 2, 1995.

Capital expenditures totaled approximately $548,000 in the first quarter of 1996 compared to $7.8 million for the same period in 1995. The Company opened no new restaurants during the first quarter of 1996 compared to 3 new restaurants opened and 3 under construction during the first quarter of 1995. Approximately $7.0 million is budgeted for capital expenditures in 1996 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns approximately 53.5% of its restaurant sites and leases the remainder.

Management believes that existing cash and cash flow from operations will be sufficient to meet its anticipated capital expenditures and other obligations for the remainder of 1996.

PART II       OTHER INFORMATION


Item l.    Legal proceedings

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee, for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 (FLSA). The Company is debtor-in-possession for purposes of the bankruptcy case. Currently approximately 8,670 current and former employees have filed claims in unspecified amounts alleging that they worked time for which they were not compensated. The Company expects to contest any claims which it believes to be invalid. Under the bankruptcy proceedings, current and former employees will be required to file claims by June 6, 1996 or forever have these claims barred. The Company will file a proposed Chapter 11 Plan as soon as practicable thereafter. Four pending lawsuits filed against the Company under the FLSA have been stayed by the bankruptcy filing.

The terms and provisions of any reorganization plan and the timing of the final confirmation of such a plan are unclear at this time. The Company intends to fairly and finally settle the FLSA claims and fully discharge its pre-petition obligations.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.
      Computation of per share earnings is shown on the Registrant's Consolidated Statements of Operations.

(b)   Reports on Form 8-K-

      No form 8-K was filed during the first quarter of 1996 by the Registrant.

             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: 5/6/96           Camden B. Scearce
- - --------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)