Form 10-Q
period 1996-06-30
KRYSTAL COMPANY
filed 1996-08-08
CIK 885640

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC      20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
                Commission file number  0-20040
                -------------------------------
                         THE KRYSTAL COMPANY
- ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             TENNESSEE                     62-0264140
             ---------                     ----------
 (State or other jurisdiction of  (IRS Employer identification
 incorporation or organization)             Number)

          One Union Square, Chattanooga, TN   37402
- ----------------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                     (423) 757-1550
- ----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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

As of August 8, 1996, 7,491,768 shares of the Registrant's Common
Stock were issued and outstanding.

                           THE KRYSTAL COMPANY
                           -------------------
                              June 30, 1996
                              -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of June 30, 1996 and December 31, 1995, (2) the results of their operations, their changes in common shareholders' equity and their cash flows for the six months ended June 30, 1996 and July 2, 1995, and (3) the results of their operations for the three months ended June 30, 1996 and July 2, 1995 have been included. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results for the full year.


        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                             June 30,      December 31,
                                              1996            1995
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
- -----------------
CURRENT ASSETS:
   Cash and temporary investments            $ 19,961       $ 13,713
   Receivables                                  1,996          1,752
   Income tax receivable                          888            609
   Net investment in direct financing
     leases-current portion                       770            856
   Inventories                                  2,034          2,322
   Deferred tax asset                           5,553          5,553
   Prepayments and other                        1,272            830
                                              -------        -------
     Total current assets                      32,474         25,635
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              532            867
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        94,442         98,546
                                              -------        -------
LEASED PROPERTIES, net                          1,756          1,863
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,332          5,117
   Other                                          742            667
                                              -------        -------
     Total other assets                         6,074          5,784
                                              -------        -------
       TOTAL ASSETS                          $135,278       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.



                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                             June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY           1996           1995
- -----------------------------------          -------       ---------
                                           (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  3,163       $  1,681
   Accrued liabilities                         13,170          9,427
   Current portion of long-term debt              751            432
   Current portion of capital
     lease obligations                            588            653
                                              -------        -------
     Total current liabilities                 17,672         12,193
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE              54,366         56,909
                                              -------        -------
LONG-TERM DEBT, excluding current portion       3,273          3,621
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,479          2,754
                                              -------        -------
DEFERRED INCOME TAXES                           2,719          2,719
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     8,269          7,852
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,491,768 shares
     at June 30, 1996, and 7,526,808 shares
     at December 31, 1995                      40,556         40,830
   Retained earnings                            7,875          8,195
   Deferred compensation                       (1,931)        (2,378)
                                              -------        -------
     Total shareholders' equity                46,500         46,647
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $135,278       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
               (In thousands, except per share data)(Unaudited)
                                     For The Three          For The Six
                                     Months Ended,          Months Ended,
                                  ------------------     -------------------
                                  June 30,    July 2,     June 30,    July 2,
                                    1996       1995         1996       1995
                                  --------   --------     --------   --------
REVENUES:
  Restaurant sales                $ 58,867   $ 61,269     $114,743   $117,309
  Franchise fees                        89        163          122        228
  Royalties                            690        577        1,308      1,089
  Other revenues                     1,257      1,492        2,397      3,071
                                   -------    -------      -------    -------
                                    60,903     63,501      118,570    121,697
                                   -------    -------      -------    -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales          48,471     49,942       95,240     96,610
  Depreciation and amortization
    expenses                         2,800      3,121        5,602      6,071
  General and administrative
    expenses                         6,549      6,465       12,989     12,477
  Other expenses, net                  988      1,155        1,951      2,365
                                   -------    -------      -------    -------
                                    58,808     60,683      115,782    117,523
                                   -------    -------      -------    -------
OPERATING INCOME                     2,095      2,818        2,788      4,174
REORGANIZATION ITEM:
   Professional fees and
     other expenses                (   545)       -        ( 1,512)       -

INTEREST EXPENSE                   ( 1,004)   ( 1,026)     ( 2,013)   ( 2,116)

INTEREST INCOME                        144        166          226        430
                                   -------    -------      -------    -------
INCOME(LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES          690      1,958      (   511)     2,488
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                         264        743      (   191)       946
                                   -------    -------      -------    -------
NET INCOME(LOSS)                  $    426   $  1,215     $(   320)  $  1,542
                                   =======    =======      =======    =======

EARNINGS(LOSS) PER COMMON SHARE   $   0.06   $   0.16     $(  0.04)  $   0.21
                                   =======    =======      =======    =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,492      7,511        7,507      7,510
                                   =======    =======      =======    =======

  See accompanying notes to consolidated condensed financial statements.



                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           -----------------------------------------------
                      FOR THE SIX MONTHS ENDED
                      ------------------------
                   JUNE 30, 1996 AND JULY 2, 1995
                   ------------------------------
                          (In thousands)
                           (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -        ( 320)        -

  Forfeiture of 36,000 restricted
   shares                            (   278)       -           278

  Issuance of 960 common shares to
   management and non-employee
   director under restricted stock
   plan                                    4        -        (    4)

  Amortization of deferred
   compensation                          -          -           173
                                      ------     ------      ------
BALANCE, June 30, 1996               $40,556    $ 7,875     $(1,931)
                                      ======     ======      ======


BALANCE, January 1, 1995             $40,909    $13,438     $(2,711)

  Net income                             -        1,542         -

  Issuance of 1,440 common shares
   to management and non-employee
   directors under restricted
   stock plan                             11        -        (   11)

  Tax benefit of restricted
   stock vested                          -           81         -

  Amortization of deferred
    compensation                         -          -           229
                                      ------     ------      ------
BALANCE, July 2, 1995                $40,920    $15,061     $(2,493)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.


                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                        (In thousands)
                          (Unaudited)
                                             For The Six Months Ended,
                                            ---------------------------
                                               June 30,       July 2,
                                                1996           1995
                                             -----------   ------------
OPERATING ACTIVITIES:
  Net income(loss)                             $ (  320)      $ 1,542
  Adjustments to reconcile net income(loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                 5,602         6,071
    (Increase)decrease in receivables            (  244)          141
    (Increase) in income tax receivable          (  279)       (  468)
    Decrease in inventories                         288            63
    (Increase) in prepayments and other          (  442)       (  382)
    Increase (decrease)in accounts payable        1,482        (1,847)
    (Decrease) in income taxes payable              -          (  318)
    Increase (decrease) in accrued liabilities    3,743        (  350)
    Other                                             1           250
                                                 -------       -------
      Net cash provided by operating activities
        before reorganization activities          9,831         4,702
    Changes in liabilities from reorganization
      activities:
      (Decrease) in accrued liabilities          (2,543)          -
                                                 -------        ------
      Net cash provided by operating activities   7,288         4,702
                                                 -------        ------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (2,211)      (12,380)
    Proceeds from sale of property,
      buildings, and equipment                    1,119           481
    Payments received on net investment in
      direct financing leases                       421           370
                                                 -------       -------
      Net cash used in investing activities      (  671)      (11,529)
                                                 -------       -------
FINANCING ACTIVITIES:
    Repayments of long-term debt                 (   29)      ( 3,272)
    Principal payments of capital
      lease obligations                          (  340)      (   317)
                                                 -------       -------
      Net cash used in financing activities      (  369)      ( 3,589)
                                                 -------       -------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                           6,248       (10,416)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           13,713        14,804
                                                 -------       -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                $19,961       $ 4,388
                                                 =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                   $   309       $ 2,238
     Income taxes                                   127         1,635
     Reorganization item: professional fees
      and other expenses                            327           -
                                                 =======       =======

 See accompanying notes to consolidated condensed financial statements.

                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

In July 1994, Krystal was named a defendant in a suit filed in the United States District Court for the Middle District of Tennessee, in which 41 plaintiffs who were current and former employees of Krystal, alleged violations of the Fair Labor Standards Act of 1938 ("FLSA") and sought back wages, liquidated damages, costs and attorney's fees. The suit alleged that the plaintiffs were uncompensated for time which they worked on Krystal's behalf. In February 1995, ten additional plaintiffs, also current and former employees of Krystal, filed a separate suit in the same court containing essentially the same allegations. As a result, Krystal established a reserve of $2,000,000 to cover the claims of the plaintiffs in the two suits, the costs associated therewith, and the claims of any other employees and the costs associated therewith. Since the February 1995 action was originally filed, approximately 300 additional plaintiffs joined that suit.

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

In light of the three new suits filed against Krystal during the third quarter of 1995 and the order entered in the February 1995 suit provisionally granting the plaintiffs' motion for court-supervised notice of the pendency of that action, Krystal established an additional $10,000,000 reserve to cover an estimate of the exposure resulting from
(i) the claims of the plaintiffs in the four pending suits, (ii) the potential for additional claims of other current and former employees,
(iii) related claims, and (iv) the costs associated therewith, the balance of which is $9,822,000 at June 30, 1996.

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The four pending lawsuits filed against Krystal under the FLSA have been stayed by the bankruptcy filing. Krystal is a debtor-in-possession for purposes of the bankruptcy case. Approximately 8,000 current or former employees filed claims by the June 6, 1996 bar date in unspecified amounts alleging that they worked time for which they were not compensated. The FLSA claimants are required to amend their claims by

August 13, 1996 to specify the amounts they allege they are owed by the Company. The Company has the exclusive right until November 15, 1996 to file a Chapter 11 Plan. Prior to that time, the Company is committed to make proposals for the resolution of valid FLSA claims. The Company is also committed to contest any FLSA claims which it believes to be invalid.

The accrual for employee claims of $9,822,000 at June 30, 1996 is based on estimates made by management taking into consideration all presently available facts and circumstances regarding the bankruptcy proceedings and FLSA matters discussed above. However, due to the uncertainty surrounding the ultimate amount of employee claims, additional reserves may be required.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
          Comparison of the Three Months Ended June 30, 1996
          --------------------------------------------------
              to the Three Months Ended July 2, 1995
              --------------------------------------

Total revenues decreased 4.1% to $60.9 million for the second quarter of 1996 compared to $63.5 million for the same period of 1995. Restaurant sales accounted for $2.4 million of this $2.6 million decrease. Company-owned average same restaurant sales for the second quarter of 1996 were $235,000 compared to $241,000 for the same period in 1995, a decrease of 2.6%. The Company's management believes 1996 second quarter results reflect a continuing softness in the fast food industry resulting in widespread heavy sales discounting throughout the industry. The Company is uncertain as to how long the sales softness and resulting discounting will continue, but the Company expects its revenues and same restaurant sales will continue to be adversely affected as long as this industry condition persists. The Company had 251 restaurants open at the end of the second quarter of 1996 compared to 255 at the end of the second quarter of 1995.

Franchise fees and royalties increased $39,000 to $779,000 in the second quarter of 1996 versus the same period in 1995. The franchise system had 84 restaurants open at the end of the second quarter of 1996 compared to 69 open at the end of the second quarter of 1995. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $1.3 million in the second quarter of 1996 compared to $1.5 million in the second quarter of 1995. This decline was a result of discontinued outside parts sales and a decrease in maintenance revenues.

The average customer check for Company-owned full size restaurants in the second quarter of 1996 was $3.52 as compared to $3.44 in the same period of 1995, an increase of 2.3%. The average customer check for Company-owned double drive-thru restaurants in the second quarter of 1996 was $3.82 as compared to $3.77 in the same period of 1995, an increase of 1.3%. The changes in average customer check are due to product prices increasing approximately 1.8% in the second quarter of 1996 over the same period in 1995, and introducing promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 721 in the second quarter of 1996 compared to 760 in the same period of 1995, a decrease of 5.1%.

Cost of restaurant sales decreased $1.5 million, approximately 2.9%, to $48.5 million in the second quarter of 1996, from $49.9 million in the same period of 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 82.3% in the second quarter of 1996 from 81.5% in the same period of 1995. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was unable to pass through to customers. Total food and paper costs were $18.3 million in the second quarter of 1996 as compared to $18.8 million in the second quarter of 1995. Food and paper costs as a percentage of restaurant sales increased to 31.1% in the second quarter of 1996 as compared to 30.7% in the same period of 1995. Direct labor cost decreased $554,000 in the second quarter of 1996, approximately 4.0%, to 22.5% of restaurant sales in the second quarter of 1996, the same percentage as in the second quarter of 1995. Assistant restaurant manager labor cost increased $161,000, approximately 6.6%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.4% in the second quarter of 1996 from 4.0% in the same period of 1995. As a plan to increase restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased $35,000, approximately 2.0%, due to average salary increases for the second quarter of 1996.

Depreciation and amortization expenses decreased $321,000, approximately 10.3%, to $2.8 million in the second quarter of 1996 as compared to $3.1 million for the same period in 1995. This decrease in the second quarter of 1996 is due to some assets being fully depreciated in late 1995.

General and administrative expenses were approximately $6.5 million in the second quarters of 1996 and 1995. Advertising expense was approximately $2.6 million in the second quarters of 1996 and 1995. Advertising expense as a percentage of restaurant sales was 4.4% in the second quarter of 1996 compared to 4.3% in the same period of 1995. Salaries increased $110,000, approximately 6.2%, to $1.9 million in the second quarter of 1996 from $1.8 million in the same period of 1995. This increase in salaries was primarily the result of normal cost of living increases given to staff employees and the addition of key management personnel during 1995.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the second quarter of 1996 was $545,000.

Provision for income taxes decreased to $264,000 in the second quarter of 1996 from $743,000 in the same period of 1995. The effective tax rate of 38% is the approximate combined statutory federal and state income tax rates.

            Comparison of the Six Months Ended June 30, 1996
            ------------------------------------------------
                  to the Six Months Ended July 2, 1995
                  ------------------------------------

Total revenues decreased 2.6% to $118.6 million for the first half of 1996 compared to $121.7 million for the same period of 1995. Restaurant sales accounted for $2.6 million of this $3.1 million decrease. Company-owned average same restaurant sales for the first half of 1996 were $456,000 compared to $465,000 for the same period in 1995, a decrease of 2.0%. The Company's management believes 1996 first half results reflect a continuing softness in the fast food industry resulting in widespread heavy sales discounting throughout the industry in addition to more inclement weather in the first quarter of 1996 compared to the same period in 1995. The Company is uncertain as to how long the sales softness and resulting discounting will continue, but the Company expects its revenues and same restaurant sales will continue to be adversely affected as long as this industry condition persists. The Company had 251 restaurants open at the end of the first half of 1996 compared to 255 at the end of the first half of 1995.

Franchise fees and royalties increased $113,000 to $1.4 million in the first half of 1996 versus the same period in 1995. The franchise system had 84 restaurants open at the end of the first half of 1996 compared to 69 open at the end of the same period in 1995. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $2.4 million in the first half of 1996 compared to $3.1 million in the same period of 1995. This decline was a result of discontinued outside parts sales and a decrease in maintenance revenues.

The average customer check for Company-owned full size restaurants in the first half of 1996 was $3.49 as compared to $3.40 in the same period of 1995, an increase of 2.7%. The average customer check for Company-owned double drive-thru restaurants in the first half of 1996 was $3.81 as compared to $3.74 in the same period of 1995, an increase of 1.9%. The changes in average customer check are due to product prices increasing approximately 1.9% in the first half of 1996 over the same period in 1995, and introducing promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 703 in the first half of 1996 compared to 737 in the same period of 1995, a decrease of 4.6%.

Cost of restaurant sales decreased $1.4 million, approximately 1.4%, to $95.2 million in the first half of 1996, from $96.6 million in the same period of 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 83.0% in the first half of 1996 from 82.4% in the same period of 1995. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was unable to pass through to customers. Total food and paper costs were $36.1 million in the first half of 1996 as compared to $36.5 million in the first half of 1995. Food and paper costs as a percentage of restaurant sales increased to 31.5% in the first half of 1996 as compared to 31.1% in the same period of 1995. Direct labor cost decreased $425,000 in the first half of 1996, approximately 1.6%, to 22.7% of restaurant sales in the first half of 1996, versus 22.6% in the same period of 1995. Assistant restaurant manager labor cost increased $233,000, approximately 4.7%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.6% in the first half of 1996 from 4.3% in the same period of 1995. As a plan to increase restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased $67,000, approximately 1.9%, due to average salary increases for the first half of 1996.

Depreciation and amortization expenses decreased $469,000, approximately 7.7%, to $5.6 million in the first half of 1996 as compared to $6.1 million for the same period in 1995. This decrease in the first half of 1996 is due to some assets being fully depreciated in late 1995.

General and administrative expenses increased by $512,000, approximately 4.1%, to $13.0 million in the first half of 1996 versus $12.5 million in the same period of 1995. Advertising expense was approximately $5.0 million in the first half of 1996 as compared to $5.1 million in the same period of 1995. Advertising expense as a percentage of restaurant sales was 4.4% in the first half of 1996 compared to 4.3% in the same period of 1995. Salaries increased $289,000 approximately 8.2%, to $3.8 million in the first half of 1996 from $3.5 million in the same period of 1995. This increase in salaries was primarily the result of normal cost of living increases given to staff employees and the addition of key management personnel during 1995.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the first half of 1996 was $1.5 million.

Due to the loss for the first half of 1996, an income tax benefit of $191,000 was recorded for that period as compared to income tax expense of $946,000 for the previous year's first half. The effective tax rate of 38% is the approximate combined statutory federal and state income tax rates.

                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

The filing of the voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on December 15, 1995 had a significant impact on the Company's liquidity. The filing stayed payment of pre-petition outstanding obligations as of December 15, 1995, resulting in a one-time cash benefit of approximately $7.0 million to the Company. The Bankruptcy Court approved the payment of pre-petition sales taxes and real and personal property taxes on owned property totaling approximately $2.8 million, which was paid during the first half of 1996. Principal payment on senior notes in the amount of $3.0 million due May 31, 1996, is stayed by the Chapter 11 filing, thus providing an additional temporary cash benefit to the Company. While the Company is in Chapter 11, it is prohibited from paying interest or principal on pre-petition obligations without the approval of the Bankruptcy Court. To the extent cash generated from operations exceeds capital expenditures, working capital requirements, payments approved by the Bankruptcy Court and administrative expenses of the reorganization, the Company will continue to accumulate cash.

The terms and provisions of any reorganization plan and the timing of the final confirmation of such a plan are unknown at this time. The Company intends to fairly and finally settle the FLSA claims and fully discharge its pre-petition obligations.

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. The Company's receivables from franchisees are closely monitored and collected weekly. Approximately $26.9 million of liabilities classified as Liabilities Subject to Compromise after the Chapter 11 filing would otherwise be classified as Current Liabilities at June 30, 1996. The Company normally operates with working capital deficits (current liabilities exceeding current assets); however, as a result of the reclassification of pre-petition Current Liabilities to Liabilities Subject to Compromise, the Company had a working capital surplus of $14.8 million at June 30, 1996 compared to a working capital deficit of $8.3 million at July 2, 1995.

Capital expenditures totaled approximately $2.2 million in the first half of 1996 compared to $12.4 million for the same period in 1995. The Company opened no new restaurants during the first half of 1996 compared to six new restaurants opened during the same period of 1995. Approximately $7.0 million is budgeted for capital expenditures in 1996 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns approximately 53.8% of its restaurant sites and leases the remainder.

Management believes that existing cash and cash flow from operations will be sufficient to meet its anticipated capital expenditures and other obligations for the remainder of 1996, subject however to the terms of any Chapter 11 plan which may be approved in 1996.

PART II       OTHER INFORMATION


Item l.    Legal proceedings

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee, for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 (FLSA). The Company is debtor-in-possession for purposes of the bankruptcy case. Approximately 8,000 current and former employees filed claims by the June 6, 1996 bar date in unspecified amounts alleging that they worked time for which they were not compensated. The Company expects to contest any claims which it believes to be invalid. The Company has the exclusive right until November 15, 1996 to file a Chapter 11 Plan. Four pending lawsuits filed against the Company under the FLSA have been stayed by the bankruptcy filing.

The terms and provisions of any reorganization plan and the timing of the final confirmation of such a plan are unknown at this time. The Company intends to fairly and finally settle the FLSA claims and fully discharge its pre-petition obligations.

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

(b)   Reports on Form 8-K-

      No form 8-K was filed during the second quarter of 1996 by the Registrant.

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

Dated: 8/8/96            Camden B. Scearce
- --------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)