Form 10-Q/A
period 1996-03-31
KRYSTAL COMPANY
filed 1996-11-05
CIK 885640

PART II       OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q/A.





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

Dated: 11/4/96            Camden B. Scearce
--------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)