Form 10-Q
period 1996-09-29
KRYSTAL COMPANY
filed 1996-11-07
CIK 885640

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC      20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 29, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
                Commission file number  0-20040
                -------------------------------
                         THE KRYSTAL COMPANY
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             TENNESSEE                     62-0264140
             ---------                     ----------
 (State or other jurisdiction of  (IRS Employer identification
 incorporation or organization)             Number)

          One Union Square, Chattanooga, TN   37402
----------------------------------------------------------------------
  (Address of principal executive offices, including zip code)

                     (423) 757-1550
----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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

As of November 7, 1996, 7,491,768 shares of the Registrant's Common Stock were issued and outstanding.

                           THE KRYSTAL COMPANY
                           -------------------
                            SEPTEMBER 29, 1996
                            ------------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 29, 1996 and December 31, 1995, (2) the results of their operations, their changes in common shareholders' equity and their cash flows for the nine months ended September 29, 1996 and October 1, 1995, and (3) the results of their operations for the three months ended
September 29, 1996 and October 1, 1995 have been included. The results of operations for the interim period ended September 29, 1996 are not necessarily indicative of the results for the full year.

        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                          September 29,    December 31,
                                              1996            1995
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $ 24,444       $ 13,713
   Receivables                                  1,783          1,752
   Income tax receivable                        1,203            609
   Net investment in direct financing
     leases-current portion                       676            856
   Inventories                                  2,028          2,322
   Deferred tax asset                           5,553          5,553
   Prepayments and other                        1,082            830
                                              -------        -------
     Total current assets                      36,769         25,635
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              404            867
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        92,793         98,546
                                              -------        -------
LEASED PROPERTIES, net                          1,704          1,863
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,440          5,117
   Other                                          776            667
                                              -------        -------
     Total other assets                         6,216          5,784
                                              -------        -------
       TOTAL ASSETS                          $137,886       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                           September 29,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY           1996          1995
-----------------------------------          -------       ---------
                                           (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  3,785       $  1,681
   Accrued liabilities                         15,662          9,427
   Current portion of long-term debt              858            432
   Current portion of capital
     lease obligations                            530            653
                                              -------        -------
     Total current liabilities                 20,835         12,193
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE              53,875         56,909
                                              -------        -------
LONG-TERM DEBT, excluding current portion       3,154          3,621
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,365          2,754
                                              -------        -------
DEFERRED INCOME TAXES                           2,719          2,719
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     8,350          7,852
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,491,768 shares
     at September 29, 1996, and 7,526,808
     shares at December 31, 1995               40,556         40,830
   Retained earnings                            7,864          8,195
   Deferred compensation                       (1,832)        (2,378)
                                              -------        -------
     Total shareholders' equity                46,588         46,647
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $137,886       $132,695
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.

                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
               (In thousands, except per share data)(Unaudited)
                                     For The Three          For The Nine
                                     Months Ended,          Months Ended,
                                  ------------------     -------------------
                                  Sept. 29,   Oct. 1,     Sept. 29,   Oct. 1,
                                    1996       1995         1996       1995
                                  --------   --------     --------   --------
REVENUES:
  Restaurant sales                $ 60,658   $ 60,278     $175,401   $177,587
  Franchise fees                        49        276          171        504
  Royalties                            713        629        2,021      1,718
  Other revenues                     1,012      1,325        3,409      4,396
                                   -------    -------      -------    -------
                                    62,432     62,508      181,002    184,205
                                   -------    -------      -------    -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales          50,607     49,874      145,847    146,484
  Depreciation and amortization
    expenses                         2,845      3,206        8,447      9,277
  General and administrative
    expenses                         6,578      6,757       19,567     19,234
  Other expenses, net                  791      1,036        2,742      3,401
  Special charge                       -       10,000          -       10,000
                                   -------    -------      -------    -------
                                    60,821     70,873      176,603    188,396
                                   -------    -------      -------    -------
OPERATING INCOME (LOSS)              1,611    ( 8,365)       4,399   (  4,191)
REORGANIZATION ITEM:
   Professional fees and
     other expenses                (   776)       -        ( 2,288)       -

INTEREST EXPENSE                   (   989)   ( 1,014)     ( 3,002)   ( 3,130)

INTEREST INCOME                        135        135          361        565
                                   -------    -------      -------    -------
LOSS BEFORE BENEFIT FROM
  INCOME TAXES                     (    19)   ( 9,244)     (   530)   ( 6,756)

BENEFIT FROM INCOME TAXES          (     8)   ( 3,513)     (   199)   ( 2,567)
                                   -------    -------      -------    -------
NET LOSS                          $(    11)  $( 5,731)    $(   331)  $( 4,189)
                                   =======    =======      =======    =======

LOSS PER COMMON SHARE             $   0.00   $(  0.76)    $(  0.04)  $(  0.56)
                                   =======    =======      =======    =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,492      7,510        7,502      7,510
                                   =======    =======      =======    =======

  See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           -----------------------------------------------
                      FOR THE NINE MONTHS ENDED
                      -------------------------
                SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                --------------------------------------
                          (In thousands)
                           (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -        ( 331)        -

  Forfeiture of 36,000 restricted
   shares                             (  278)       -           278
  Issuance of 960 common shares to
   management and non-employee
   director under restricted stock
   plan                                    4        -        (    4)
  Amortization of deferred
   compensation                          -          -           272
                                      ------     ------      ------
BALANCE, September 29, 1996          $40,556    $ 7,864     $(1,832)
                                      ======     ======      ======


BALANCE, January 1, 1995             $40,909    $13,438     $(2,711)

  Net loss                               -       (4,189)        -

  Issuance of 73,440 common shares
   to management and non-employee
   directors under restricted
   stock plan                            569        -        (  569)
  Tax benefit of restricted
   stock vested                          -           81         -
  Forfeiture of 40,000 restricted
   shares                             (  213)        -          213
  Amortization of deferred
    compensation                         -          -           320
                                      ------     ------      ------
BALANCE, October 1, 1995             $41,265    $ 9,330     $(2,747)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                        (In thousands)
                          (Unaudited)
                                             For The Nine Months Ended,
                                            ---------------------------
                                              Sept. 29,       Oct. 1,
                                                1996           1995
                                             -----------   ------------
OPERATING ACTIVITIES:
  Net loss                                     $ (  331)      $(4,189)
  Adjustments to reconcile net loss to net
   cash provided by operating activities-
    Depreciation and amortization                 8,447         9,277
    (Increase)decrease in receivables            (   31)          221
    (Increase) in income tax receivable          (  594)       (  701)
    Decrease in inventories                         294            48
    (Increase) in deferred tax asset                 -         (3,800)
    (Increase) in prepayments and other          (  252)       (  407)
    Increase (decrease)in accounts payable        2,104        (1,586)
    (Decrease) in income taxes payable              -          (  318)
    Increase in accrued liabilities               6,235         9,316
    Other                                        (  131)          440
                                                 -------       -------
      Net cash provided by operating activities
        before reorganization activities         15,741         8,301
    Changes in liabilities from reorganization
      activities:
      (Decrease) in accounts payable             (   11)          -
      (Decrease) in accrued liabilities          (3,023)          -
                                                 -------        ------
      Net cash provided by operating activities  12,707         8,301
                                                 -------        ------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (4,149)      (13,825)
    Proceeds from sale of property,
      buildings, and equipment                    2,083           500
    Payments received on net investment in
      direct financing leases                       643           565
                                                 -------       -------
      Net cash used in investing activities      (1,423)      (12,760)
                                                 -------       -------
FINANCING ACTIVITIES:
    Repayments of long-term debt                 (   41)      ( 3,372)
    Principal payments of capital
      lease obligations                          (  512)      (   482)
                                                 -------       -------
      Net cash used in financing activities      (  553)      ( 3,854)
                                                 -------       -------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                          10,731       ( 8,313)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           13,713        14,804
                                                 -------       -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                $24,444       $ 6,491
                                                 =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                   $   513       $ 3,379
     Income taxes                                   637         2,175
     Reorganization item: professional fees
      and other expenses                            618           -
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

In light of the three new suits filed against Krystal during the third quarter of 1995 and the order entered in the February 1995 suit provisionally granting the plaintiffs' motion for court-supervised notice of the pendency of that action, Krystal established an additional $10,000,000 reserve to cover an estimate of the exposure resulting from
(i) the claims of the plaintiffs in the four pending suits, (ii) the potential for additional claims of other current and former employees,
(iii) related claims, and (iv) the costs associated therewith, the balance of which is $9,822,000 at September 29, 1996.

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States
Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The four pending lawsuits filed against Krystal under the FLSA have been stayed by the bankruptcy filing. Krystal is a debtor-in-possession for purposes of the bankruptcy case. Approximately 8,000 current or former employees filed claims by the June 6, 1996 bar date alleging that they worked time for which they were not compensated. The Company has the exclusive right until November 15, 1996 to file a Chapter 11 Plan.
Prior to that time, the Company is committed to make proposals for the resolution of valid FLSA claims. A proposal to resolve approximately 5,000 claims of crew members for a aggregate payment of approximately $1.6 million was made during the third quarter; counsel for the majority of these claimants has not communicated this proposal to its clients.
The Company expects to contest any FLSA claims which it believes to be invalid.

The accrual for employee claims of $9,822,000 at September 29, 1996 is based on estimates made by management taking into consideration all presently available facts and circumstances regarding the bankruptcy proceedings and FLSA matters discussed above. However, due to the uncertainty surrounding the ultimate amount of employee claims, additional reserves may be required.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
        Comparison of the Three Months Ended September 29, 1996
        -------------------------------------------------------
           to the Three Months Ended October 1, 1995
           -----------------------------------------

Total revenues decreased 0.1% to $62.4 million for the third quarter of 1996 compared to $62.5 million for the same period of 1995. Restaurant sales increased $380,000. Company-owned average same restaurant sales for the third quarter of 1996 were $242,000 compared to $238,000 for the same period in 1995, an increase of 1.7%. The Company's management believes introduction of limited time offering products contributed to the third period improvement of sales. The fast food industry continues to experience soft sales resulting in widespread heavy sales discounting and new product introductions. The Company is uncertain as to how long the sales softness and resulting discounting will continue, but the Company will continue to be adversely affected as long as this industry condition persists. The Company had 250 restaurants open at the end of the third quarter of 1996 compared to 255 at the end of the third quarter of 1995.

Franchise fees and royalties decreased $143,000 to $762,000 in the third quarter of 1996 versus the same period in 1995. The franchise system had 83 restaurants open at the end of the third quarter of 1996 compared to 78 open at the end of the third quarter of 1995. The decrease is due to franchise fee income recognized on only one franchise restaurant opening in the third quarter of 1996, versus income recognized on 10 openings in the same period of 1995.

Other revenue, which comes from the Company's aviation subsidiary, was $1.0 million in the third quarter of 1996 compared to $1.3 million in the third quarter of 1995. This decline was a result of discontinued outside parts sales and closing the maintenance shop in the third quarter of 1996.

The average customer check for Company-owned full size restaurants in the third quarter of 1996 was $3.65 as compared to $3.48 in the same period of 1995, an increase of 4.9%. The average customer check for Company-owned double drive-thru restaurants in the third quarter of 1996 was $3.94 as compared to $3.85 in the same period of 1995, an increase of 2.3%. The changes in average customer check are due to product prices increasing approximately 1.7% in the third quarter of 1996 over the same period in 1995, and the introduction of promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 721 in the third quarter of 1996 compared to 738 in the same period of 1995, a decrease of 2.3%.

Cost of restaurant sales increased $733,000, approximately 1.5%, to $50.6 million in the third quarter of 1996, from $49.9 million in the same period of 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 83.4% in the third quarter of 1996 from 82.7% in the same period of 1995. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was unable to pass through to customers. Total food and paper costs were $20.1 million in the third quarter of 1996 as compared to $18.9 million in the third quarter of 1995. Food and paper costs as a percentage of restaurant sales increased to 33.1% in the third quarter of 1996 compared to 31.4% in the same period of 1995. Direct labor cost decreased $414,000 in the third quarter of 1996, approximately 3.0%, to 21.9% of restaurant sales in the third quarter of 1996, versus 22.7% in the third quarter of 1995. Assistant restaurant manager labor cost increased $217,000, approximately 9.0%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.3% in the third quarter of 1996 from 4.0% in the same period of 1995. As a plan to increase restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased $32,000, approximately 1.8%, due to average salary increases for the third quarter of 1996.

Depreciation and amortization expenses decreased $361,000, approximately 11.3%, to $2.8 million in the third quarter of 1996 as compared to $3.2 million for the same period in 1995. This decrease in the third quarter of 1996 is due to some assets being fully depreciated in late 1995 and during 1996.

General and administrative expenses decreased $179,000, approximately 2.6%, to $6.6 million in the third quarter of 1996 as compared to $6.8 million for the same period in 1995. Advertising expense was approximately $2.6 million in the third quarters of 1996 and 1995. Advertising expense as a percentage of restaurant sales was 4.3% in the third quarter of 1996 compared to 4.2% in the same period of 1995. Salaries were approximately $1.9 million in the third quarters of 1996 and 1995.

A special charge of $10.0 million was recorded in the third quarter of 1995 in connection with the compensation of hourly employees as discussed in the Notes to Consolidated Condensed Financial Statements.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the third quarter of 1996 was $776,000.

Benefit from income taxes decreased to $8,000 in the third quarter of 1996 from $3.5 million in the same period of 1995. The effective tax rate of 38.0% is the approximate combined statutory federal and state income tax rates.

      Comparison of the Nine Months Ended September 29, 1996
      ------------------------------------------------------
              to the Nine Months Ended October 1, 1995
              ----------------------------------------

Total revenues decreased 1.7% to $181.0 million for the first nine months of 1996 compared to $184.2 million for the same period of 1995. Restaurant sales accounted for $2.2 million of this $3.2 million decrease. Company-owned average same restaurant sales for the first nine months of 1996 were $699,000 compared to $703,000 for the same period in 1995, a decrease of 0.6%. The Company's management believes 1996 first nine months results reflect a continuing softness in the fast food industry resulting in widespread heavy sales discounting throughout the industry in addition to more inclement weather in the first quarter of 1996 compared to the same period in 1995. The Company is uncertain as to how long the sales softness and resulting discounting will continue, but the Company expects its revenues and same restaurant sales will continue to be adversely affected as long as this industry condition persists. The Company had 250 restaurants open at the end of the first nine months of 1996 compared to 255 at the end of the same period in 1995.

Franchise fees and royalties were approximately $2.2 million in the first nine months of 1996 and 1995. The franchise system had 83 restaurants open at the end of the first nine months of 1996 compared to 78 open at the end of the same period in 1995.

Other revenue, which comes from the Company's aviation subsidiary, was $3.4 million in the first nine months of 1996 compared to $4.4 million in the same period of 1995. This decline was a result of discontinued outside parts sales and the closing of a maintenance shop.

The average customer check for Company-owned full size restaurants in the first nine months of 1996 was $3.54 as compared to $3.43 in the same period of 1995, an increase of 3.2%. The average customer check for Company-owned double drive-thru restaurants in the first nine months of 1996 was $3.85 as compared to $3.78 in the same period of 1995, an increase of 1.9%. The changes in average customer check are due to product prices increasing approximately 1.8% in the first nine months of 1996 over the same period in 1995, and introducing promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 709 in the first nine months of 1996 compared to 738 in the same period of 1995, a decrease of 3.9%.

Cost of restaurant sales decreased $637,000, approximately 0.4%, to $145.8 million in the first nine months of 1996, from $146.5 million in the same period of 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 83.2% in the first nine months of 1996 from 82.5% in the same period of 1995. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was unable to pass through to customers. Total food and paper costs were $56.2 million in the first nine months of 1996 as compared to $55.4 million in the same period in 1995. Food and paper costs as a percentage of restaurant sales increased to 32.0% in the first nine months of 1996 as compared to 31.2% in the same period of 1995. Direct labor cost decreased $839,000 in the first nine months of 1996, approximately 2.1%, to 22.4% of restaurant sales in the first nine months of 1996, versus 22.6% in the same period of 1995. Assistant restaurant manager labor cost increased $450,000, approximately 6.1%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.5% in the first nine months of 1996 from 4.2% in the same period of 1995. As a plan to increase restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased $100,000, approximately 1.8%, due to average salary increases for the first nine months of 1996.

Depreciation and amortization expenses decreased $830,000, approximately 8.9%, to $8.4 million in the first nine months of 1996 as compared to $9.3 million for the same period in 1995. This decrease in the first nine months of 1996 is due to some assets being fully depreciated in late 1995 and in 1996.

General and administrative expenses increased by $333,000, approximately 1.7%, to $19.6 million in the first nine months of 1996 versus $19.2 million in the same period of 1995. Advertising expense was approximately $7.6 million in the first nine months of 1996 and 1995. Advertising expense as a percentage of restaurant sales was 4.4% in the first nine months of 1996 compared to 4.3% in the same period of 1995. Salaries increased $323,000 approximately 6.0%, to $5.7 million in the first nine months of 1996 from $5.4 million in the same period of 1995. This increase in salaries was primarily the result of normal cost of living increases given to staff employees and the addition of key management personnel during 1995.

A special charge of $10.0 million was recorded in the third quarter of 1995 in connection with the compensation of hourly employees as discussed in the Notes to Consolidated Condensed Financial Statements.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the first nine months of 1996 was $2.3 million.

Benefit from income taxes decreased to $199,000 in the first nine months of 1996 from $2.6 million in the same period of 1995. The effective tax rate of 38.0% is the approximate combined statutory federal and state income tax rates.

                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

The filing of the voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on December 15, 1995 had a significant impact on the Company's liquidity. The filing stayed payment of pre-petition outstanding obligations as of December 15, 1995, resulting in a one-time cash benefit of approximately $7.0 million to the Company. The Bankruptcy Court approved the payment of pre-petition sales taxes and real and personal property taxes on owned property totaling approximately $2.8 million, which was paid during the first nine months of 1996. Principal payment on senior notes in the amount of $3.0 million due May 31, 1996, is stayed by the Chapter 11 filing, thus providing an additional temporary cash benefit to the Company. While the Company is in Chapter 11, it is prohibited from paying interest or principal on pre-petition obligations without the approval of the Bankruptcy Court. To the extent cash generated from operations exceeds capital expenditures, working capital requirements, payments approved by the Bankruptcy Court and administrative expenses of the reorganization, the Company will continue to accumulate cash.

Under court order, the Company has the exclusive right to file a proposed plan of reorganization until November 15, 1996. The Company intends to fairly and finally settle the FLSA claims and fully discharge its pre-petition obligations.

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. The Company's receivables from franchisees are closely monitored and collected weekly. Approximately $26.4 million of liabilities classified as Liabilities Subject to Compromise after the Chapter 11 filing would otherwise be classified as Current Liabilities at September 29, 1996. The Company normally operates with working capital deficits (current liabilities exceeding current assets); however, as a result of the reclassification of pre-petition Current Liabilities to Liabilities Subject to Compromise, the Company had a working capital surplus of $15.9 million at September 29, 1996 compared to a working capital deficit of $12.2 million at October 1, 1995.

Capital expenditures totaled approximately $4.1 million in the first nine months of 1996 compared to $13.8 million for the same period in 1995. The Company opened no new restaurants during the first nine months of 1996 compared to six new restaurants opened during the same period of 1995. Approximately $2.7 million is budgeted for capital expenditures in the fourth quarter of 1996 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns approximately 54.0% of its restaurant sites and leases the remainder.

Management believes that existing cash and cash flow from operations will be sufficient to meet its anticipated capital expenditures and other obligations for the remainder of 1996, subject however to the terms of any Chapter 11 plan which may be approved in 1996.

PART II       OTHER INFORMATION


Item l.    Legal proceedings

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee, for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 (FLSA). The Company is debtor-in-possession for purposes of the bankruptcy case. Approximately 8,000 current and former employees filed claims by the June 6, 1996 bar date alleging that they worked time for which they were not compensated. The Company expects to contest any claims which it believes to be invalid. The Company has the exclusive right until November 15, 1996 to file a Chapter 11 Plan. Four pending lawsuits filed against the Company under the FLSA have been stayed by the bankruptcy filing.

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

(b)   Reports on Form 8-K-

      No form 8-K was filed during the third quarter of 1996 by the Registrant.

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

Dated: 11/7/96           Camden B Scearce
--------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)