Form 10-K
period 1996-12-29
KRYSTAL COMPANY
filed 1997-03-25
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 29, 1996
                       Commission File Number 0-20040

                          THE KRYSTAL COMPANY
          (Exact name of registrant as specified in its charter)

              Tennessee                           62-0264140
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)              Number)

              One Union Square, Chattanooga, Tennessee           37402
              (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code:  (423) 757-1550

           Securities registered pursuant to Section 12 (g) of the Act:

       Title of each class          Name of each exchange on which registered
       -------------------          -----------------------------------------
Common stock, without par value           NASDAQ National Market System

          Securities registered pursuant to Section 12 (b) of the Act:
                                       None
                                       ----
                                 (Title of Class)
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 to Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to Form 10-K.    [ ]
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .
    As of March 20, 1997, 7,478,568 shares of the registrant's Common Stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant on such date was $15,358,245 (based on the closing price on that date of $5.25 per share).

                        DOCUMENTS INCORPORATED BY REFERENCE:

    Specific portions of the 1997 Proxy Statement of the registrant (to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 29, 1996) are incorporated by reference in Part III hereof. Only specific portions so incorporated are to be deemed filed as part of this Form 10-K. Other documents incorporated by reference in this report are listed in the Exhibit Index.


                                   PART  I

Item 1.  Business

(A) General Development of Business

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the purpose of completely and finally resolving various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act. The Company has been operating as a debtor-in-possession since that date. On January 17, 1997, the Company announced the settlement, subject to court approval, of the wage claim litigation for approximately $13 million. There have been no other significant changes to the Company's corporate structure during fiscal 1996.

(B) Financial Information about Industry Segments

Incorporated by reference from Part II, Item 7 Results of Operations.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service hamburger restaurants. In
1995, the Company began to develop and franchise smaller KRYSTAL restaurants located in non-traditional locations such as convenience stores. The Company has been in the fast food restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. At December 29, 1996, the Company owned 238 KRYSTAL restaurants and 11 KRYSTAL KWIK restaurants in eight states in the southeastern United States. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. Franchisees operated 40 KRYSTAL restaurants, 34 KRYSTAL KWIK restaurants and
15 KRYSTAL restaurants in non-traditional locations as of December 29, 1996.

The Company also owns one and leases 28 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases or leases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Through subsidiary companies, the Company began operating a fixed base hangar and airplane fueling operation in 1977 and managing the leasing of airplanes in 1989.

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, a regular size hamburger, french fries, "Chili Pups", "Corn Pups", chili, a chicken sandwich, chocolate shakes, soft drinks and hot beverages, pies and doughnuts and breakfast items during certain morning hours. KRYSTAL KWIK restaurants feature a more limited menu, including KRYSTAL hamburgers, french fries, Chili Pups and soft drinks. From time to time the Company test markets new products.

The Company and its franchisees purchase their food, beverages and supplies from Company approved independent suppliers. All products must meet standards and specifications set by the Company. Management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. The restaurants prepare, assemble and package these products using specially designed production techniques and equipment to obtain uniform standards of quality.

Sources of raw materials --

The Company and its franchisees purchase food, supplies, restaurant equipment, signs and modular KRYSTAL and KRYSTAL KWIK restaurants from Company approved suppliers. Alternate suppliers are available or can be made available.

Trademarks and patents --

The Company has registered "Krystal", "Krystal Kwik" and variations of each, as well as certain product names, with the United States Patent and Trademark office. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to these service marks that would prevent the Company from using or licensing the use thereof for restaurants in any area of the United States. The Company's policy is to pursue registration of its marks whenever possible and oppose vigorously any infringement of its marks.

Seasonal operations --

The Company does not consider its operations to be seasonal to any material degree. Revenues during its first fiscal quarter, comprising the months of January, February and March, will, however, generally be lower than its other quarters due to consumer shopping habits and the climate in the location of a number of its restaurants.

Working capital practice --

Incorporated by reference from Part II, Item 7 Liquidity and Capital
Resources.

Customers --

No material part of the business of the Company is dependent upon a single customer or a small number of customers.

Backlog --

Company operated restaurants have no backlog.

Government contracts --

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Competition --

The fast food restaurant industry is a highly competitive business dominated by major chains with substantially greater financial resources than the
Company.   The Company competes primarily on the basis of food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of these competitors could have an adverse impact on the Company's sales, earnings and growth. In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts.

Research and development --

The Company operates a research and development laboratory in Chattanooga, Tennessee. While research and development activities are important to the business of the Company, expenditures for these operations are not material.

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position, or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 1996, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 1996, the Company's average number of employees was approximately 8,800.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company owns one and leases 28 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.

Item 2.  Properties

Incorporated by reference from Notes 4 and 10 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee, for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938
(FLSA). The Company is a debtor-in-possession for purposes of the bankruptcy case. An agreement was reached in January 1997 to settle the various wage claims for approximately $13,000,000, subject to Court approval. The Company expects that its plan of reorganization incorporating the terms of the FLSA settlement will be approved by the bankruptcy court early in the second quarter of 1997 and that shortly thereafter it will emerge from Chapter 11 proceedings.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters

  (a) Price Range of Common Stock. The Company's Common Stock trades over-the-counter on the NASDAQ National Market System under the symbol KRYSQ.
The following table sets forth the high and low closing sales prices per share of the Company's common stock as reported by the NASDAQ National Market System for the periods indicated:

                                      High         Low
                                     ------       -----
              1995
               First Quarter         $10.75       $7.75
               Second Quarter          8.25        5.625
               Third  Quarter          8.25        5.625
               Fourth Quarter          7.50        3.75

                                      High         Low
                                     ------       -----
              1996
               First Quarter         $ 5.375      $4.00
               Second Quarter          5.25        4.125
               Third  Quarter          5.75        4.75
               Fourth Quarter          6.375       5.25

  (b) Holders. As of March 20, 1997, the Company's common stock was held by approximately 580 holders of record. The last reported sale price of the Company's common stock as reported on the NASDAQ National Market System on March 20, 1997 was $5.25 per share.

Item 6.   Selected Financial Data

The selected financial data presented on the following page for each of the years in the five year period ended December 29, 1996 was derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                            Fiscal Year Ended
                              ------------------------------------------------
                                Jan. 3,  Jan. 2,  Jan. 1,  Dec. 31,  Dec. 29,
                                 1993     1994     1995     1995      1996
                              ------------------------------------------------
                                   (In thousands, except per share data)
Statement of Operations data:
Revenues:
  Restaurant sales            $226,302  $228,468  $239,104  $239,376  $236,470
  Franchise fees                   487       533       796       618       349
  Royalties                        774     1,157     1,880     2,420     2,778
  Other revenue                  4,562     6,575     6,542     5,614     4,671
                              ------------------------------------------------
                               232,125   236,733   248,322   248,028   244,268
                              ------------------------------------------------
Cost and expenses:
  Cost of restaurant sales     178,543   182,530   192,256   197,031   195,733
  Depreciation and
    amortization expense         8,823     9,881    11,213    12,311    11,378
  General and administrative
    expenses                    25,166    24,781    25,775    25,770    25,422
  Other expenses, net            4,111     5,651     4,946     4,417     3,809
  Provision for loss on
    restaurant closings and
    other property write-downs    -         -         -        3,911      -
  Special charge                  -         -        2,000    10,000     4,000
                              ------------------------------------------------
                               216,643   222,843   236,190   253,440   240,342
                              ------------------------------------------------
Operating income (loss)         15,482    13,890    12,132   ( 5,412)    3,926
Reorganization expense            -         -         -      (   184)  ( 3,846)
Interest expense:
  Contractual rate interest    ( 5,177)  ( 3,494)  ( 3,801)  ( 4,134)  ( 4,005)
  Interest related to certain
    pre-petition liabilities,
    net                           -         -         -         -      (   791)
Interest income                  1,092       842       820       718       814
                              ------------------------------------------------
Income (loss) before provision
  for (benefit from) income
  taxes and cumulative effect
  of changes in accounting
  principles                    11,397    11,238     9,151   ( 9,012)  ( 3,902)
Provision for (benefit from)
  income taxes                   4,391     3,772     2,962   ( 3,688)  ( 1,480)
                              ------------------------------------------------
Income (loss) before cumulative
  effect of accounting changes   7,006     7,466     6,189   ( 5,324)  ( 2,422)
Cumulative effect of
  accounting changes              -          123      -         -         -
                              ------------------------------------------------
Net income (loss)             $  7,006  $  7,589  $  6,189  $( 5,324) $( 2,422)
                              ================================================
Per Common Share Data:
  Net income (loss)           $   1.07  $   1.01  $   0.82  $(  0.71) $(  0.32)
  Weighted average number of
    shares outstanding
    (in thousands)               6,554     7,499     7,512     7,517     7,500

Balance Sheet Data:
  Working capital (deficit)    $ 2,222  $ (7,323) $ (1,353) $ 13,442  $ 19,592
  Property owned and leased,net 66,974    85,761   100,888   100,409    92,826
  Total assets                  98,657   105,972   130,786   132,695   143,780
  Long term debt, net of
    current portion             28,136    25,512    40,053     3,621     3,090
  Long term debt subject
    to compromise                  -        -         -       36,000    36,000
  Capital lease obligations,
    net of current portion       4,696     4,093     3,438     2,754     2,278


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General --

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 256 at the end of 1995 to 249 at the end of 1996. Royalties and franchise fees from franchisees have been a small portion of the Company's revenues to date, but those sources of revenues are anticipated to increase significantly in future years as the Company continues to develop its franchised restaurants. The total number of franchised restaurants grew by 11% in 1996 to 89 from 80.
The Company expects its franchisees to develop 18 new restaurants during fiscal 1997. The Company operates a fixed based airport hangar operation in Chattanooga, Tennessee, although revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

The Company is deferring capital outlays for new restaurant development and is concentrating on building same restaurant sales to the levels experienced in the early 1990's.

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will occasionally have a 53 week fiscal year. The years ended January 1, 1995, December 31, 1995 and December 29,1996 were 52 week fiscal years.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Other expenses, such as depreciation and amortization and general and administrative expenses, relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions.

Bankruptcy Filing --

In July 1994, the Company was named a defendant in a suit filed in the United States District Court for the Middle District of Tennessee, in which 41 plaintiffs, who were current and former employees of the Company, alleged violations of the Fair Labor Standards Act of 1938 (FLSA) and sought back wages, liquidated damages, costs and attorneys' fees. The suit alleged that the plaintiffs were uncompensated for time which they worked on the Company's behalf. In February 1995, ten additional plaintiffs, also current and former employees of the Company, filed a separate suit in the same Court containing essentially the same allegations. As a result, the Company established a reserve of $2,000,000 to cover the claims of the plaintiffs in the two suits, the costs associated therewith, and the claims of any other employees and the costs associated therewith. Since the February 1995 action was originally filed, approximately 300 additional plaintiffs joined that suit.

On April 18, 1995, the Company settled the July 1994 case by agreeing to pay $840,000 to the plaintiffs and their counsel. By order dated August 28, 1995, the Court in the February 1995 case provisionally granted the plaintiffs motion for court-supervised notice of the pendency of that action to prospective class members from among current and former employees of the Company for the past three years.

In the third quarter of 1995, a total of 17 additional current and former employees of the Company filed three new suits in the United States District Courts for the Northern District of Georgia, the Northern District of Alabama and the Middle District of Florida, containing essentially the same allegations as set forth in the July 1994 and February 1995 suits.

In light of the three new suits filed against the Company during the third quarter of 1995 and the order entered in the February 1995 suit provisionally granting the plaintiffs motion for court-supervised notice of the pendency of that action, the Company established an additional $10,000,000 reserve to cover an estimate of the exposure resulting from (i) the claims of the plaintiffs in the four pending suits, (ii) the potential for additional claims of other current and former employees, (iii) related claims, and
(iv) the costs associated therewith.

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The Company is a debtor-in-possession for purposes of the bankruptcy case. Approximately 8,000 current or former employees filed claims by the June 6, 1996 bar date in unspecified amounts alleging that they worked time for which they were not compensated.

An agreement, subject to court approval, was reached in January 1997 to settle the various wage claims for approximately $13,000,000. In 1996, the Company added $4,000,000 to the reserve for settlement of the wage claims, associated payroll taxes, and related expenses, the balance of which was $13,875,000 at December 29, 1996.

The Company has filed a plan of reorganization with the bankruptcy court which incorporates the terms of the wage claim settlement and provides for the payment in full of all valid pre-petition obligations of the Company. The Company expects this plan will be approved by creditors early in the second quarter of 1997 and that shortly thereafter the Company will emerge from Chapter 11 proceedings.

Results of Operations --

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations. The table also sets forth certain restaurant operating data for the periods indicated.


                                             Fiscal Year Ended
                                   --------------------------------------
                                   January 1,  December 31,  December 29,
                                     1995         1995          1996
                                   --------------------------------------
Revenues:
  Restaurant sales                   96.3%       96.5%         96.8%
  Franchise fees                      0.3         0.2           0.2
  Royalties                           0.8         1.0           1.1
  Other revenue                       2.6         2.3           1.9
                                   --------------------------------------
                                    100.0       100.0         100.0
                                   --------------------------------------
Costs and expenses:
  Cost of restaurant sales           77.4        79.4          80.1
  Depreciation and amortization       4.5         5.0           4.7
  General and administrative
    expenses                         10.4        10.4          10.4
  Other expenses, net                 2.0         1.8           1.6
  Provision for loss on restaurant
    closings and other property
    write-downs                        -          1.6            -
  Special charge                      0.8         4.0           1.6
                                   --------------------------------------
                                     95.1       102.2          98.4
                                   --------------------------------------
Operating income (loss)               4.9        (2.2)          1.6
Reorganization expense                 -         (0.1)         (1.6)
Interest expense:
  Contractual rate interest          (1.5)       (1.6)         (1.6)
  Interest related to certain
    pre-petition liabilities, net      -           -           (0.3)
Interest income                       0.3         0.3           0.3
                                   --------------------------------------
Income (loss) before provision
  for income taxes                    3.7        (3.6)         (1.6)
Provision for (benefit from)
  income taxes                        1.2        (1.5)         (0.6)
                                   --------------------------------------
Net income (loss)                     2.5%       (2.1)%        (1.0)%
                                   ======================================

                                           Fiscal Year Ended
                                   --------------------------------------
                                   January 1,  December 31,  December 29,
                                     1995         1995          1996
                                   --------------------------------------
                                        (Dollars in thousands)
Restaurant Operating Data:
Number of restaurants at
  end of period:
     Company-owned                   252          256          249
     Franchised                       65           80           89
                                   --------------------------------------
      Total                          317          336          338
                                   ======================================
Average sales per Company-owned
  restaurant:
     Full-size                      $987         $956         $956
     Kwik                            487          534          521
     Combined                        960          939          937
Average sales increase (decrease)
 per Company-owned restaurant vs.
 prior year:
     Full-size                      (1.5)%       (3.1)%        0.0%
     Kwik                            0.2          9.7         (2.4)
     Combined                       (1.2)        (2.2)        (0.2)
Company-owned same restaurant
  sales (decrease) vs. prior year:
     Full-size                      (1.8)%       (2.9)%       (0.4)%
     Kwik                           (0.6)        (5.7)        (1.1)
     Combined                       (1.7)        (2.9)        (0.4)



Comparison of Fiscal 1996 to Fiscal 1995 --

Total revenues decreased 1.5% to $244.3 million in 1996 compared to $248.0 million in 1995. Restaurant sales decreased $2.9 million to $236.5 million in 1996 from 1995. Fiscal 1996 and fiscal 1995 were both 52 week years. Average sales per Company-owned restaurant decreased by 0.2% to $937,000 from $939,000 in 1995. The Company closed seven full size restaurants in 1996. Franchise fees decreased $269,000 and royalties increased $358,000 in 1996 as the Company's franchise system grew to 89 restaurants at the end of 1996 from 80 restaurants at the end of 1995. The Company recognizes franchise fees as revenues upon the opening of a franchised restaurant.

Same restaurant sales declined 0.4% in 1996 versus 1995. The principal cause of this decrease was a 3.9% decrease in average customer count per restaurant day to 714 in 1996 from 743 in 1995. Product prices increased approximately 2.2% in 1996 over 1995. The average customer check in 1996 was $3.59 for Company-owned KRYSTAL restaurants and $3.90 for Company-owned KRYSTAL KWIK restaurants as compared to $3.46 and $3.80, respectively, in 1995, an increase of approximately 3.8% and 2.6%, respectively. The Company's management believes that the major national chains deep discounting and heavy advertising combined with the over-expansion within the industry have limited the Company's opportunities for increasing market share. Given the competitive environment, the Company is deferring capital outlays for new restaurant development and will concentrate on building same restaurant sales to the levels experienced in the early 1990's.

Cost of restaurant sales decreased $1.3 million, approximately 0.7%, to $195.7 million in 1996 from $197.0 million in 1995. Cost of restaurant sales as a percentage of restaurant sales increased to 82.8% in 1996 from 82.3% in 1995. Total food and paper costs increased $1.2 million, approximately 1.5%, and increased as a percentage of restaurant sales to 32.2% in 1996 as compared to 31.3% in 1995. Direct labor cost decreased $1.2 million, approximately 2.2%, and decreased as a percent of restaurant sales to 22.3% in 1996 versus 22.5% in 1995, due to the reduction of the number of restaurants open in 1996 and the institution of a program to reduce direct labor staffing and increase assistant manager staffing to improve training and operations. Assistant restaurant manager labor cost increased $694,000, approximately 7.0%, and increased as a percentage of restaurant sales to 4.5% in 1996 compared to 4.1% in 1995 due to the aforementioned program and average salary increases. Restaurant manager labor cost increased $79,000, approximately 1.1%, due to average salary increases net of seven restaurant closings during 1996.

Depreciation and amortization expense decreased $933,000, approximately 7.6%, to $11.4 million in 1996 as compared to $12.3 million in 1995. The decrease in 1996 was primarily due to certain assets being fully depreciated in late 1995 and during 1996.

General and administrative expenses decreased $348,000, approximately 1.4%, to $25.4 million in 1996 versus $25.8 million in 1995. Advertising expense increased $18,000 to $9.9 million in 1996 from $9.8 million in 1995. Advertising expense as a percentage of restaurant sales was 4.2% in 1996 compared to 4.1% in 1995. Salaries increased $478,000, approximately
6.9%, to $7.7 million in 1996 from $7.2 million in 1995. The increase in salaries was primarily the result of normal cost of living increases given to staff employees and the addition of key management personnel during 1995. Professional fees, other than professional fees and expenses related to the Chapter 11 proceedings, decreased $1.1 million, approximately 53.4%, to $933,000 in 1996 as compared to $2.0 million in 1995.

In December 1995, the Company recorded a provision for loss on restaurant closings and other property write-downs of $3,911,000 as discussed in Note 4 to Consolidated Financial Statements.

A special charge of $4.0 million was recorded in 1996, in addition to $10.0 million that was recorded in 1995, in connection with the compensation of hourly employees as discussed in Note 11 to Consolidated Financial Statements.

Professional fees and expenses related to the Chapter 11 proceedings have increased $3.7 million to $3.8 million in 1996 compared to $184,000 in 1995. The Company has operated under Chapter 11 all of 1996 versus 16 days in 1995.

Contractual rate interest decreased $129,000 to $4.0 million in 1996 compared to $4.1 million in 1995 due to reductions in principal in 1995 before the Chapter 11 filing stayed further principal payments.

Interest related to certain pre-petition liabilities is intended to compensate creditors for the loss of use of funds during the Chapter 11 period. $1,200,000 was recorded for this expense in 1996, net of approximately $375,000 of interest income from the investment of funds which, except for the Chapter 11 restrictions, would have paid vendors' accounts.

Benefit from income taxes was $1.5 million in 1996 versus $3.7 million in 1995. The Company's effective income tax rates in 1996 and 1995 were 38.0% and 40.9%, respectively, as compared to the approximate combined statutory federal and state income tax rates of 38.0%. The increased effective benefit rate for 1995 resulted from utilization of tax credits which were not available for most of 1996.

Comparison of Fiscal 1995 to Fiscal 1994 --

Total revenues decreased 0.1% to $248.0 million in 1995 compared to $248.3 million in 1994. Restaurant sales increased $272,000 to $239.4 million in 1995 from 1994. Fiscal 1995 and fiscal 1994 were both fifty-two week years. Average sales per Company-owned restaurant decreased by 2.2% to $939,000 from $960,000 in 1994. The Company opened six new full size restaurants and purchased a full size restaurant and a Kwik from a franchisee and closed four full size restaurants in 1995. Franchise fees decreased $178,000 and royalties increased $540,000 in 1995 as the Company's franchise system grew to 80 restaurants at the end of 1995 from 65 restaurants at the end of 1994. The Company recognizes franchise fees as revenues upon the opening of a franchised restaurant.

Same restaurant sales declined 2.9% in 1995 versus 1994. The principal cause of this decrease was a decrease in average customer count per restaurant day to 743 in 1995 from 778 in 1994, a decrease of 4.5%. Product prices increased approximately 1.0% in 1995 over 1994. The average customer check in 1995 was $3.46 for Company-owned KRYSTAL restaurants and $3.80 for Company-owned KRYSTAL KWIK restaurants as compared to $3.37 and $3.65, respectively, in 1994, an increase of approximately 2.7% and 4.1%, respectively. The Company's management believes that the major national chains deep discounting and heavy advertising combined with the over-expansion within the industry have limited the Company's opportunities for increasing market share.

Cost of restaurant sales increased $4.8 million, approximately 2.5%, to $197.0 million in 1995 from $192.3 million in 1994. Cost of restaurant sales as a percentage of restaurant sales increased to 82.3% in 1995 from 80.4% in 1994. Total food and paper costs increased $539,000, approximately 0.7% and increased as a percentage of restaurant sales to 31.3% in 1995 as compared to 31.2% in 1994. Direct labor cost increased $2.7 million, approximately 5.4%, to 22.5% of restaurant sales in 1995 versus 21.4% in 1994, due to average hourly rate increases and additional staffing for new restaurants. Assistant restaurant manager labor cost decreased $683,000, approximately 6.5% and decreased as a percentage of restaurant sales to 4.1% in 1995 compared to 4.4% in 1994. Restaurant manager labor cost increased $308,000, approximately 4.3%, due to average salary increases and additional staffing for new restaurants.

Depreciation and amortization expense increased $1.1 million, approximately 9.8%, to $12.3 million in 1995 as compared to $11.2 million in 1994. The increase in 1995 was primarily due to new restaurants, restaurant remodeling and various equipment replacements.

General and administrative expenses for 1995 were approximately $25.8 million, unchanged from 1994. Advertising expense increased to $9.8 million in 1995 from $9.7 million in 1994. Advertising expense as a percentage of restaurant sales was 4.1% in 1995 and 1994. Salaries increased $155,000, approximately 2.2%, to $7.2 million in 1995 from $7.1 million in 1994. Employees' benefit expenses decreased by $641,000, approximately 25.3%, to $1.9 million in 1995 as compared to $2.5 million in 1994, primarily due to a decrease in net pension expense as reported in the Notes to Consolidated Financial Statements included elsewhere herein and a decrease in net deferred compensation expense. Professional fees increased by $177,000, approximately 9.6%, to $2.0 million in 1995 as compared to $1.8 million in 1994 due to various consultations in actuarial, architectural, legal and tax services.

In December 1995, the Company recorded a provision for loss on restaurant closings and other property write-downs of $3,911,000 as discussed in Note 4 to Consolidated Financial Statements. This provision primarily relates to the Company's estimated losses to be incurred associated with decisions to close specific restaurants.

A special charge of $10.0 million was recorded in 1995 in connection with the compensation of hourly employees as discussed in Note 11 to Consolidated Financial Statements.

Interest expense increased by $333,000, approximately 8.8%, to $4.1 million from $3.8 million in 1994. The increase in interest expense from 1994 was due to the issuance of $20.0 million of senior notes in two tranches of $10.0 million each on May 2, 1994 and August 2, 1994, as reported in the Notes to Consolidated Financial Statements.

Benefit from income taxes was $3.7 million in 1995 versus a $3.0 million provision in 1994. The Company's effective income tax rates in 1995 and 1994 were 40.9% and 32.4%, respectively, as compared to the approximate combined statutory federal and state income tax rates of 38.0%. The increased effective benefit rate for 1995 and the lower effective tax rate for 1994 primarily result from utilization of tax credits.

Liquidity and Capital Resources --

The filing of the voluntary Chapter 11 petition on December 15, 1995 had a significant impact on the Company's liquidity. The filing stayed payment of pre-petition outstanding obligations as of December 15, 1995, resulting in a one-time cash benefit of approximately $7.0 million to the Company. The Bankruptcy Court stayed payment of principal and interest of pre-petition long term obligations, thus accumulating an additional $7.5 million cash benefit in 1996. The Company has not opened or acquired any new restaurants since November, 1995. The cost of reorganization items in 1996 was $3.8 million. The overall effect of these occurrences, along with normal operations, resulted in an increase in cash of $15.1 million. To the extent cash generated from operations exceeds capital expenditures, working capital requirements, payments approved by the Bankruptcy Court and administrative expenses of the reorganization, the Company will continue to accumulate cash.

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. The Company's receivables from franchisees are closely monitored and collected weekly. Approximately $30.8 million of liabilities classified as Liabilities Subject to Compromise after the Chapter 11 filing would otherwise be classified as Current Liabilities at December 29, 1996, and $23.9 million at December 31, 1995. The Company normally operates with working capital deficits (current liabilities exceeding current assets),however, as a result of the reclassification of pre-petition Current Liabilities to Liabilities Subject to Compromise, the Company had working capital surpluses of $19.6 million at December 29, 1996, and $13.4 million at December 31, 1995.

Capital expenditures totaled approximately $6.5 million in 1996, compared to $16.3 million in 1995. The Company closed seven restaurants in 1996. In 1995, the Company opened six new restaurants and acquired two restaurants from franchisees. Approximately $7.6 million is budgeted for capital expenditures in 1997 for refurbishing of certain restaurants and on-going capital improvements. The Company owns approximately 53.8% of its restaurant locations and leases the remainder.

The Company has received a commitment from a financial institution providing for a $23,000,000, five-year revolving credit facility, a $10,000,000 term loan due in equal quarterly installments over five years, and a $20,000,000 term loan due in quarterly installments in the third through the fifth year following completion of the financing. Funding of this commitment is subject to fulfillment of certain conditions and requirements. Funds from this debt along with existing cash balances will be utilized to retire certain debt and meet the Company's obligations under the plan of reorganization.

Budgeted Capital Expenditures --

Management believes that existing cash and cash flow from operations will be sufficient to meet its anticipated capital expenditures and other obligations for the next 12 months.

Impact of Inflation --

Although increases in labor, food and other operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on income during the past several years.

Seasonality --

The Company does not expect seasonality to affect its operations in a materially adverse manner. The Company's revenues during its first fiscal quarter, comprising the months of January, February and March, will, however, generally be lower than its other quarters due to consumer shopping habits and the climate in the location of a number of its restaurants.

Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Krystal Company:


We have audited the accompanying consolidated balance sheets of The Krystal Company (a Tennessee corporation) and subsidiary as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 1, 1995, December 31, 1995 and December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Krystal Company and subsidiary as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, in conformity with generally accepted accounting principles.

                                Arthur Andersen LLP

Chattanooga, Tennessee
February 13, 1997 (except
with respect to the matter
discussed in Note 3 as to
which the date is March 3, 1997)



                 The Krystal Company And Subsidiary
                 ----------------------------------
                    Consolidated Balance Sheets
                    ---------------------------
                     (In thousands of dollars)

                                           December 31,   December 29,
                                              1995           1996
                                           -----------    -----------


                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments            $ 13,713       $ 28,765
   Receivables, net                             1,752          2,566
   Income tax receivable                          609             --
   Net investment in direct financing
     leases-current portion                       856            562
   Inventories                                  2,322          2,156
   Deferred tax asset                           5,553          8,327
   Prepayments and other                          830          1,980
                                              -------        -------
     Total current assets                      25,635         44,356
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              867            305
                                              -------        -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
   of accumulated depreciation of $74,370
   at December 31, 1995 and $82,370 at
   December 29, 1996                           98,546         91,173
                                              -------        -------
LEASED PROPERTIES, net of accumulated
   amortization of $2,952 at December 31,
   1995 and $3,162 at December 29, 1996         1,863          1,653
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,117          5,638
   Other                                          667            745
                                              -------        -------
     Total other assets                         5,784          6,383
                                              -------        -------
                                             $132,695       $143,870
                                              =======        =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $  1,681       $  4,535
   Accrued liabilities                          9,427         17,986
   Current portion of long-term debt              432            967
   Current portion of capital
     lease obligations                            653            454
   Income taxes payable                            --            822
                                              -------        -------
     Total current liabilities                 12,193         24,764
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE
  (Notes 3 and 7)                              56,909         58,317
                                              -------        -------
LONG-TERM DEBT, excluding current portion       3,621          3,090
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,754          2,278
                                              -------        -------
DEFERRED INCOME TAXES                           2,719          2,286
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     7,852          8,447
                                              -------        -------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized;
     no shares issued and outstanding              --             --
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,526,808 shares
     at December 31, 1995, and 7,491,768
     shares at December 29, 1996               40,830         40,556
   Retained earnings                            8,195          5,873
   Deferred compensation                       (2,378)        (1,741)
                                              -------        -------
     Total shareholders' equity                46,647         44,688
                                              -------        -------

                                             $132,695       $143,870
                                              =======        =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                The Krystal Company and Subsidiary
                ----------------------------------
               Consolidated Statements of Operations
               -------------------------------------
             (In thousands, except per share amounts)

                                             Fiscal Year Ended
                                    ------------------------------------
                                    January 1,  December 31, December 29,
                                      1995         1995         1996
                                    ---------   -----------  -----------

REVENUES:
  Restaurant sales                  $239,104     $239,376     $236,470
  Franchise fees                         796          618          349
  Royalties                            1,880        2,420        2,778
  Other revenues                       6,542        5,614        4,671
                                     -------      -------      -------
                                     248,322      248,028      244,268
                                     -------      -------      -------
COST AND EXPENSES:
  Cost of restaurant sales           192,256      197,031      195,733
  Depreciation and amortization
    expense                           11,213       12,311       11,378
  General and administrative
    expenses                          25,775       25,770       25,422
  Other expenses, net                  4,946        4,417        3,809
  Provision for loss on restaurant
    closings and other property
    write-downs (Note 4)                  --        3,911           --
  Special charge (Note 11)             2,000       10,000        4,000
                                     -------      -------     --------
                                     236,190      253,440      240,342
                                     -------      -------     --------
OPERATING INCOME(LOSS)                12,132       (5,412)       3,926

REORGANIZATION ITEM (Note 3)              --         (184)      (3,846)

INTEREST EXPENSE:
  Contractual rate interest           (3,801)      (4,134)      (4,005)
  Interest related to certain
    pre-petition liabilities              --           --         (791)

INTEREST INCOME                          820          718          814
                                     -------      -------     --------
INCOME(LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES          9,151       (9,012)      (3,902)

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                         2,962       (3,688)      (1,480)
                                     -------      -------     --------
NET INCOME(LOSS)                     $ 6,189     $ (5,324)    $ (2,422)
                                     =======     ========     ========

EARNINGS(LOSS) PER COMMON SHARE:
  Earnings (loss) per common share   $  0.82      $ (0.71)    $ ( 0.32)
                                     =======      =======     ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   7,512        7,517        7,500
                                     =======      =======     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 The Krystal Company and Subsidiary
                 ----------------------------------
           Consolidated Statements of Shareholders' Equity
           -----------------------------------------------


                                      Common    Retained     Deferred
                                       Stock    Earnings   Compensation
                                      ------    --------   ------------

BALANCE, January 2, 1994             $40,911    $ 6,976     $(3,159)

  Issuance of 1,440 common shares
   under restricted stock plans           20       --           (20)

  Forfeiture of 8,000 restricted
   shares                                (22)      --            22

  Net income                              --      6,189          --

  Amortization of deferred
    compensation                          --         --         446

  Tax benefit of restricted
   stock vested                           --        273          --
                                      ------     ------      ------
BALANCE, January 1, 1995              40,909     13,438      (2,711)

  Issuance of 73,440 common shares
   under restricted stock plans          567         --        (567)

  Forfeiture of 56,480 restricted
   shares                               (646)        --         646

  Net loss                                --     (5,324)         --

  Amortization of deferred
   compensation                           --         --         254

  Tax benefit of restricted
   stock vested                           --         81          --
                                     -------    -------     -------
BALANCE, December 31, 1995            40,830      8,195      (2,378)

  Issuance of 960 common shares
   under restricted stock plan             4         --          (4)

  Forfeiture of 36,000 restricted
   shares                               (278)        --         278

   Net loss                               --     (2,422)         --

  Amortization of deferred
   compensation                           --         --         363

  Tax benefit of restricted
   stock vested                           --        100          --
                                     -------    -------     -------
BALANCE, December 29, 1996           $40,556    $ 5,873     $(1,741)
                                     =======    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.


                 The Krystal Company and Subsidiary
                 ----------------------------------
                Consolidated Statements of Cash Flows
                -------------------------------------
                           (In thousands)
                                                   Fiscal Year Ended
                                          -----------------------------------

                                        January 1,  December 31,  December 29,
                                          1995         1995          1996
                                        ---------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                          $ 6,189   $ (5,324)   $ (2,422)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities-
      Depreciation and amortization          11,213     12,221      11,378
      Deferred income taxes                  (1,568)    (5,011)    ( 3,207)
      Provision for loss on restaurant
        closings and other property
        write-downs                              --      3,911         --
      (Increase) decrease in receivables, net  (270)       406        (814)
      (Increase) decrease in income tax
        receivable                               --       (609)        609
      (Increase) decrease in inventories         47       (185)        166
      (Increase) decrease in prepayments
        and other                               222        (49)     (1,150)
      Increase (decrease) in accounts payable   692     (5,423)      2,854
      Increase (decrease) in income taxes
        payable                                (643)      (318)        822
      Increase (decrease) in accrued
        liabilities                           2,670     (3,376)      8,559
      Other, net                              1,068        523         (64)
      Increase in liabilities from
        reorganization activities                --     20,909       1,408
                                            -------    -------     -------
        Net cash provided by
          operating activities               19,620     17,675      18,139
                                            -------    -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, buildings
      and equipment                         (26,653)   (16,307)     (6,457)
    Proceeds from sale of property,
      buildings and equipment                   793        908       3,282
    Payments received on net investment in
      direct financing leases                   673        766         856
                                            -------    -------     -------
        Net cash used in investing
          activities                        (25,187)   (14,633)     (2,319)
                                            -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt 20,218        --          --
    Repayments of long-term debt             (4,657)    (3,472)        (53)
    Principal payments of capital
      lease obligations                        (593)      (652)       (675)
    Other                                      (413)        (9)        (40)
                                            -------    -------     -------
        Net cash provided by (used in)
          financing activities               14,555     (4,133)       (768)
                                            --------   -------     -------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                       8,988     (1,091)     15,052

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                        5,816     14,804      13,713
                                            -------    -------     -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                            $14,804    $13,713     $28,765
                                            =======    =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest, net of amount capitalized    $ 3,600    $ 4,005     $   648
                                            =======    =======     =======
     Income taxes                           $ 4,176    $ 1,819     $   917
                                            =======    =======     =======
     Reorganization item                    $   --     $   184     $ 1,092
                                            =======    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    THE KRYSTAL COMPANY AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS ACTIVITIES

The Krystal Company (a Tennessee corporation) is engaged primarily in the development, operation and franchising of fast food restaurants in the southeastern United States. Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation") operates a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues in each of the last three years were less than 3% of the Company's total revenues. As discussed in
Note 3, on December 15, 1995, Krystal filed a petition for relief under Chapter 11 of the federal bankruptcy laws.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company ("Krystal") and Aviation (referred to collectively as the "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will occasionally have a 53 week fiscal year. The years ended January 1, 1995, December 31, 1995 and December 29, 1996 were 52 week fiscal years.

Cash and Temporary Investments --

For purposes of the consolidated statements of cash flows, the Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments. As of December 29, 1996, Krystal was holding $23,913,000 in certificates of deposits which are included in cash and temporary investments in the accompanying consolidated balance sheet.

Inventories --

Inventories are stated at cost and consist primarily of food, paper products and other supplies. The Company uses the last-in, first-out (LIFO) method of accounting for a substantial portion of its inventories. If the first-in, first-out (FIFO) method had been used instead of LIFO, inventories at December 31, 1995 and December 29, 1996, would have been approximately $2,485,000 and $2,310,000, respectively.

Property, Buildings and Equipment --

Property, buildings and equipment are stated at cost. Expenditures which materially increase useful lives are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. All significant properties are reviewed periodically for operational suitability, and, if such properties are determined to be unsuitable for future operations, reserves are provided to reduce the properties to estimated realizable values.

Depreciation of fixed assets is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets as follows:

           Buildings and improvements       10 - 39 years
           Equipment                        3 - 10 years
           Leaseholds                       Life of lease up to 20 years

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 on accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used. SFAS No. 121 also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS
No. 121 effective the beginning of fiscal 1996. The adoption of SFAS 121 did not have a significant impact on the Company's consolidated financial position and results of operations.

Income Taxes --

Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. Tax benefits are recognized in the financial statements in the period in which they are generated.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 31, 1995, there were 80 franchised or licensed restaurants of which 50 restaurants were operated under multi-unit agreements. At December 29, 1996, there were 89 franchised or licensed restaurants of which 57 restaurants were operated under multi-unit agreements.

Franchisees and licensees are required to pay the Company a franchise or license fee and a weekly royalty and service fee of either 4.5% or 6.0%, depending on the duration of the franchise agreement, of the restaurants' gross receipts. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 31, 1995 and December 29, 1996, total deferred franchise and license fees were approximately $715,000 and $682,000, respectively.

Earnings Per Common Share --

Earnings per common share is based on the weighted average number of common shares outstanding.

Stock-Based Compensation --

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB NO. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

Use of Estimates --

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications --

Certain reclassifications have been made in the fiscal 1995 financial statements to conform with the 1996 presentation.


3.   PETITION FOR RELIEF UNDER CHAPTER 11

On December 15, 1995 (the "petition date"), Krystal filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee in Chattanooga, Tennessee (the "Court"), for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 ("FLSA"). Under Chapter 11, enforcement of certain pre-petition unsecured claims were stayed, while Krystal continues operations in the ordinary course of business as a debtor-in-possession. These unsecured stayed claims are reflected in the accompanying December 31, 1995 and December 29, 1996 consolidated balance sheets as liabilities subject to compromise (Notes 6, 7 and 11). Claims secured by Krystal's assets ("secured claims") were also stayed, although the holders of such claims have the right on motion to the Court for relief from the stay. Secured claims are secured primarily by liens on some of Krystal's real property and buildings. Any additional claims that have arisen subsequent to the petition date which include amounts determined by the Court as allowable claims for contingencies and other disputed amounts have been included in liabilities subject to compromise at December 29, 1996.

Krystal's wholly-owned subsidiary, Aviation, did not file a petition for relief under Chapter 11 with the Court. Separate condensed financial statements of Krystal have not been presented as the operations of Krystal represent substantially all of the operations of the Company.

A plan of reorganization, as amended (the "Plan") was formally filed on February 24, 1997. The terms of the Plan provide for full payment of all administrative expenses, tax claims, priority claims and secured claims.
The Plan also provides for full payment of unsecured claims which includes trade and financial creditors. The Plan further provides for interest of 8.5% per annum or a market rate determined to be appropriate by the Court for unsecured trade creditors. Interest will be paid from the later of the petition date or the date at which the obligation became due. The Plan also provides for the payment of 1.3% per annum penalty interest on the unsecured senior notes held by financial creditors.

The Court has approved the distribution of the Plan which must be accepted by at least two-thirds in amount and by more than one-half in number of the voting unsecured creditors. The Court has set a confirmation hearing date for the Plan on April 9, 1997 at which time the Plan will be granted or denied by the Court (the "Confirmation Order"). The Plan states that as a condition to the Confirmation Order, Krystal must present to the Court the settlement of the FLSA class suit (Note 11) and the successful consummation of a loan transaction whereby Krystal will borrow at least $45,000,000 from a commercial lending institution on or before the distribution date of the Plan. On
March 3, 1997, Krystal received a commitment from a financial institution to provide the financing required by the Plan. The commitment provides for a $23,000,000 five year revolving credit facility, a $10,000,000 term loan due in equal quarterly installments over five years and a $20,000,000 term loan due in quarterly installments in the third through the fifth year following completion of the financing. The revolving credit facility and term loans are to be secured by substantially all of the Company's assets. Funding of this commitment is subject to fulfillment of certain conditions and requirements.

In 1995, Krystal received approval from the Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and benefits; and, accordingly, these amounts have been paid or are included in the appropriate liability captions on the accompanying consolidated balance sheet at December 31, 1995. In 1996, Krystal received approval from the Court to pay certain pre-petition obligations including state sales taxes, real and business personalty taxes; and accordingly, these amounts have been paid and are excluded as liabilities subject to compromise on the accompanying consolidated balance sheets at December 29, 1996. Krystal paid $3,024,000 in pre-petition obligations in 1996.

Interest income of approximately $375,000 earned on excess cash due to the bankruptcy has been recorded as a reduction in interest expense related to certain pre-petition liabilities which include the 1.3% penalty interest on the senior notes and the 8.5% interest expense associated with the unsecured pre-petition trade payables. All other interest income and contractual interest expense incurred in the ordinary course of business has been reported separately in the accompanying consolidated statement of operations for the year ended December 29, 1996.

Professional and other fees of $184,000 and $3,846,000 incurred as a result of Krystal's Chapter 11 filing have been segregated from expenses related to ordinary operations and reported as a reorganization item in the accompanying consolidated statements of operations for the years ended December 31, 1995 and December 29, 1996, respectively.



4.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 31, 1995 and December 29, 1996, consisted of the following:
                                      December 31,       December 29,
                                         1995               1996
                                      -----------        -----------
                                             (In thousands)

         Land                         $  35,102          $  33,803
         Buildings and improvements      48,905             49,044
         Equipment                       67,328             69,467
         Leaseholds                      20,228             20,333
         Construction in progress         1,353                896
                                      ---------          ---------
                                        172,916            173,543
         Accumulated depreciation
           and amortization             (74,370)           (82,370)
                                      ---------          ---------
                                      $  98,546          $  91,173
                                      =========          =========

In December 1995, the Company recorded a provision for loss on restaurant closings and other property write-downs of $3,911,000 which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995. This provision primarily relates to the Company's estimated losses to be incurred associated with decisions to close certain restaurants.


5.   ACCRUED LIABILITIES

Accrued liabilities at December 31, 1995 and December 29, 1996, consisted of the following:

                                    December 31,          December 29,
                                       1995                  1996
                                   ------------           -----------
                                             (In thousands)

   Salaries, wages and vacation pay  $  3,442             $  3,477
   Workers' compensation                3,295                3,753
   State sales taxes                      774                1,321
   Deferred franchise fees                715                  682
   Accrued interest                       234                4,178
   Accrued reorganization expenses         --                2,286
   Other                                  967                2,289
                                     --------             --------
                                     $  9,427             $ 17,986
                                     ========             ========




6.   INDEBTEDNESS

Long-term debt at December 31, 1995 and December 29, 1996, consisted of the following:
                                   December 31,        December 29,
                                      1995                1996
                                   -----------         -----------
                                          (In thousands)
    7.6% senior notes, payable
      in annual installments
      beginning in May 1997 and
      balance due May 2004         $ 20,000             $ 20,000
    11.16% senior notes, payable
      in annual installments and
      balance due May 1999           16,000               16,000
    10.5% mortgage bonds, payable
      in monthly installments
      through October 2001            2,884                2,884
    Other                             1,169                1,173
                                   --------             --------
                                     40,053               40,057
    Less--
      Current maturities               (432)                (967)
      Liabilities subject to
        compromise                  (36,000)             (36,000)
                                   --------             --------
                                   $  3,621             $  3,090
                                   ========             ========

Unsecured debt included in liabilities subject to compromise at December 31, 1995 and December 29, 1996 consisted of the $20,000,000 senior notes and the $16,000,000 senior notes.

On December 29, 1996, outstanding letters of credit not reflected in the accompanying financial statements aggregated approximately $3,461,000. Letters of credit issued in 1996 of $800,000 are collateralized by the Company with certificates of deposit which are included in cash and temporary investments on the balance sheet.

Property and buildings with a net book value of $3,181,000 at December 29, 1996, are pledged as collateral on the 10.5% mortgage bonds.

Maturities of long-term debt not subject to compromise subsequent to December 29, 1996, are as follows (in thousands):

                         1997                   $  967
                         1998                      514
                         1999                      566
                         2000                      611
                         2001                      527
                         Thereafter                872

The Company's debt agreements contain restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness;
(c) the Company's required maintenance of a minimum amount of fixed charges coverage; and (d) limitations regarding liens on assets. Due to the Chapter 11 proceedings, the Company was not in compliance with certain restrictive covenants of the Company's debt agreements at December 29, 1996. Such debt is classified as liabilities subject to compromise in the accompanying consolidated balance sheet at December 29, 1996.

Due to the extenuating circumstances involving both secured and unsecured long-term debt as a result of the Chapter 11 filing, it is not practicable to estimate the fair value of long-term debt at December 31, 1995 and at December 29, 1996.

7.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at December 31, 1995 and December 29, 1996, consisted of the following:
                                  December 31,        December 29,
                                     1995                1996
                                  -----------         -----------
                                          (In thousands)

    Unsecured long-term debt       $36,000             $36,000
    Accounts payable                 7,542               7,920
    Special charge reserve           9,849              13,875
    State sales taxes                1,657                  --
    Real estate and business
      personalty taxes               1,349                  10
    Other                              512                 512
                                   -------             -------
                                   $56,909             $58,317
                                   =======             =======


8.   BENEFIT PLANS

Retirement Plans --

The Company has a noncontributory, defined benefit pension plan covering substantially all operating and salaried employees. The plan provides benefits of stated amounts based on years of service and the employee's compensation. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974. Plan assets at December 31, 1995 and December 29, 1996, are invested primarily in equity securities, managed international equity and bond index funds and U.S. government securities.

Net pension expense included the following components:

                                 January 1,  December 31,  December 29,
                                   1995         1995          1996
                                 ---------   -----------   -----------
                                            (In thousands)
  Service cost (benefits earned
    during the period)           $1,451       $1,182        $1,594
  Interest cost on projected
    benefit obligation            1,493        1,575         1,728
  Actual return on plan assets     (646)      (5,254)       (4,224)
  Net amortization and deferral  (1,368)       3,253         1,868
                                 ------       ------        ------
  Net pension expense            $  930       $  756        $  966
                                 ======       ======        ======

The following table sets forth the status of the plan as of December 31, 1995 and December 29, 1996:

                                       December 31,      December 29,
                                          1995              1996
                                       -----------       -----------
                                              (In thousands)
  Actuarial present value of
    accumulated benefit obligations:
       Vested benefit obligation         $ 19,401         $ 19,884
       Nonvested benefit obligation           822              767
                                           ------           ------
       Accumulated benefit obligation    $ 20,223         $ 20,651
                                           ======           ======

  Projected benefit obligation           $(22,613)        $(24,112)
  Plan assets at fair value                24,819           27,936
                                           ------           ------
  Plan assets in excess of
    projected benefit obligation            2,206            3,824
  Unrecognized net gain                   ( 4,196)         ( 6,893)
  Unrecognized initial asset              ( 1,450)         ( 1,160)
  Unrecognized prior service cost             577              400
                                           ------           ------
  Pension liability recognized in the
    consolidated balance sheets          $( 2,863)        $( 3,829)
                                           ======           ======

Unrecognized prior service cost resulted from plan amendments providing an accelerated vesting schedule and increased benefits for certain participants based on services rendered in prior periods. This amount is being amortized over the average future service of employees expected to receive benefits from the plan.

The projected benefit obligation was determined using a discount rate of 8.5% , 7.5% and 8.0% at, January 1, 1995, December 31, 1995 and
December 29, 1996, respectively. The assumed rate of compensation increase was 4%, 3% and 3% in 1994, 1995 and 1996 respectively. The expected long-term rate of return on plan assets was 9% in 1994, 1995 and 1996.

The Company also has a supplemental executive retirement plan for certain officers. The plan provides additional benefits upon retirement. The supplemental retirement benefit shall be paid over the officers' lifetime but for no less than a period of 10 years following retirement. The Company provides an annual amount necessary to amortize the total cost of the estimated deferred compensation at retirement. Total deferred compensation accrued for this plan at December 31, 1995 and December 29, 1996, was $2,609,000 and $2,876,000, respectively.

The Company is the beneficiary of life insurance policies with a face amount of $7,722,000 at December 29, 1996. Total cash surrender value of such life insurance at December 31, 1995 and December 29, 1996 was $5,117,000 and $5,638,000, respectively.

Postretirement Health Care and Dental Benefits --

Employees retiring from the Company on or after attaining age 55 that meet certain eligibility requirements are entitled to postretirement health care and dental benefit coverage. These benefits vary for hourly and salaried employees and are subject to deductibles, copayment provisions and other limitations. The Company may amend or change the plan periodically. Retirees contribute at a fixed rate per month toward the cost of the plan.

Net periodic postretirement health care benefits cost included the following components:
                                    January 1, December 31, December 29,
                                      1995        1995         1996
                                    ---------  -----------  -----------
                                             (In thousands)
 Service cost (benefits earned
   during the period)              $  96         $  74       $  78
 Interest cost on accumulated
   postretirement health care
   benefits obligation                66            68          67
                                    ----          ----        ----
 Net periodic postretirement
   health care benefits cost       $ 162         $ 142       $ 145
                                    ====          ====        ====

The following table sets forth the funded status of the plan, reconciled to the accrued postretirement health care benefits recognized in the Company's consolidated balance sheets at December 31, 1995 and December 29, 1996:

                                          December 31,     December 29,
                                             1995             1996
                                          -----------      -----------
                                                (In thousands)
Accumulated postretirement health
  care benefits obligation:
     Retirees                              $171             $  146
     Employees fully eligible               232                270
     Other active participants              540                553
                                          -----              -----
            Total                           943                969
Unrecognized net gain (loss)                (15)                36
                                          -----              -----
Accrued postretirement health
  care benefits cost                       $928             $1,005
                                          =====              =====

In 1995, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for measurement purposes, reducing to an 8% annual rate of increase after two years. In 1996, a 6.0% annual rate of increase was assumed for all periods. The effect of a one percentage point increase in the health care cost trend assumption would not have a significant effect on the accumulated postretirement benefits obligation as of December 29, 1996 and the periodic postretirement health care benefit cost for the year then ended. The weighted-average discount rate used in determining the accumulated postretirement health care benefits obligation was 7.5% and 8.0% at December 31, 1995 and December 29, 1996, respectively.


9.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                                     January 1, December 31, December 29,
                                       1995        1995         1996
                                     ---------  -----------  -----------
                                              (In thousands)
      Current tax provision:
         Federal                      $3,940    $ 1,176       $ 1,459
         State                           590        147           268
                                      ------     ------        ------
                                       4,530      1,323         1,727
      Deferred income taxes           (1,568)    (5,011)       (3,207)
                                      ------     ------        ------
      Provision for (benefit from)
         income taxes                 $2,962    $(3,688)      $(1,480)
                                      ======     ======        ======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 31, 1995 and December 29, 1996, were as follows:

                                             December 31,  December 29,
                                                1995          1996
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Special charge reserve                      $ 3,673      $ 5,273
  Workers' compensation                         1,176        1,426
  Deferred franchise fees                         272          259
  Miscellaneous payables                          272          703
  Accrued interest                                 --          242
  Other                                           160          424
                                              -------       ------
      Current deferred tax asset              $ 5,553      $ 8,327
                                              =======       ======
Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Deferred compensation                     $ 1,779      $ 2,019
    Accrued pension cost                        1,239        1,465
    Accrued postretirement benefit cost           389          445
    Other                                         189          286
                                              -------      -------
      Noncurrent deferred tax asset             3,596        4,215
                                              -------      -------
  Noncurrent deferred tax liability:
    Property, buildings and equipment          (6,258)      (6,501)
    Other                                         (57)          --
                                              -------      -------
      Noncurrent deferred tax liability        (6,315)      (6,501)
                                              -------      -------
      Noncurrent net deferred tax liability   $(2,719)     $(2,286)
                                              =======      =======

The difference between the reported income tax provision and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:
                                    January 1, December 31, December 29,
                                      1995        1995         1996
                                    ---------  -----------  -----------
                                             (In thousands)
   Computed "expected" tax
     provision (benefit)             $3,111     $(3,122)     $(1,327)
   Targeted jobs tax credits           (444)       (137)         --
   State income taxes (net of
     federal income tax effect)         257        (340)         (99)
   Other, net                            38         (89)         (54)
                                     ------     -------      -------
   Reported tax provision (benefit)  $2,962     $(3,688)     $(1,480)
                                     ======     =======      =======


10.   LEASES

The Company leases certain buildings and equipment and a number of restaurants (land and/or building) under noncancellable lease agreements, some of which are subleased to third parties. The restaurant lease terms are normally for a period of 20 years with options that permit renewals for additional periods. Certain leases provide for additional contingent rentals based on sales. Generally, the building portions of the restaurant leases have been recorded as capital leases, while the land portions have been recorded as operating leases.

The future minimum lease payments under capital and operating leases, together with the present value of such minimum lease payments as of December 29, 1996, are summarized as follows:
                                     Capital         Operating
                                      Leases           Leases
                                     -------         ---------
      Year                                (In thousands)

      1997                           $  720            $ 3,854
      1998                              463              3,074
      1999                              364              2,458
      2000                              364              1,949
      2001                              364              1,507
      Thereafter                      1,873              5,217
                                     ------            -------
      Total minimum lease payments    4,148            $18,059
                                                       =======
      Less amount representing
        interest                      1,416
                                     ------
      Present value of minimum
        lease payments including
        current portion              $2,732
                                     ======

Rental expense under operating leases was $4,666,000, $4,715,000 and $5,212,000 in 1994, 1995 and 1996, respectively.

Rental expense includes contingent rentals of $156,000, $117,000 and $110,000 in 1994, 1995 and 1996, respectively.

Direct Financing and Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the components of the net investment in direct financing leases and the minimum future rentals on operating leases/subleases as of December 29, 1996:
                                            Direct
                                          Financing     Operating
                                            Leases        Leases
                                          ---------     ---------
          Year                                (In thousands)

          1997                           $  633           $  627
          1998                              268              458
          1999                               56              343
          2000                                6              314
          2001                                               244
          Thereafter                                           3
                                         ------           ------
          Total minimum lease
            payments to be received         963           $1,989
                                                          ======
          Less unearned income              (96)
                                         ------
          Net investment in direct
            financing leases including
            current portion              $  867
                                         ======

Rental income under operating leases was $629,000, $626,000 and $557,000 in 1994, 1995 and 1996, respectively.


11.   CONTINGENCIES

In July 1994, Krystal was named a defendant in a suit filed in the United States District Court for the Middle District of Tennessee, in which 41 plaintiffs, who were current and former employees of Krystal, alleged violations of the FLSA and sought back wages, liquidated damages, costs and attorney's fees. The suit alleged that the plaintiffs were uncompensated for time which they worked on Krystal's behalf. In February 1995, ten additional plaintiffs, also current and former employees of Krystal, filed a separate suit in the same court containing essentially the same allegations. As a result, Krystal established a reserve of $2,000,000 in 1994 to cover the claims of the plaintiffs in the two suits, the costs associated therewith, and the claims of any other employees and the costs associated therewith.

On April 18, 1995, Krystal settled the July 1994 case by agreeing to pay $840,000 to the plaintiffs and their counsel. By order dated August 28, 1995, the Court in the February 1995 case provisionally granted the plaintiffs motion for court-supervised notice of the pendency of that action to prospective class members from among current and former employees of Krystal for the past three years.

In the third quarter of 1995, a total of 17 additional current and former employees of Krystal filed three additional suits in the United States District Courts for the Northern District of Georgia, the Northern District of Alabama and the Middle District of Florida, containing essentially the same allegations as set forth in the July 1994 and February 1995 suits.

In light of the three suits filed against Krystal during the third quarter of 1995 and the order entered in the February 1995 suit provisionally granting the plaintiffs motion for court-supervised notice of the pendency of that action, Krystal established an additional $10,000,000 reserve to cover an estimate of the exposure resulting from (i) the claims of the plaintiffs in the four pending suits, (ii) the potential for additional claims of other current and former employees, (iii) related claims, and (iv) the costs associated therewith.

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the Court for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The four pending lawsuits filed against Krystal under the FLSA have been stayed by the bankruptcy filing.

Subsequent to December 29, 1996, Krystal and the majority of the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for the FLSA claims and related legal costs. At December 29, 1996, the Company established an additional $4,000,000 reserve related to the FLSA claim. Management believes the accrual for employee claims of $13,875,000 at December 29, 1996 is adequate to meet its ultimate obligation for the FLSA claims.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


12.   RESTRICTED STOCK AND STOCK OWNERSHIP PLANS

The Company's 1990 Restricted Stock Plan ("Restricted Stock Plan") provides for the granting of shares of common stock to certain directors and key employees of the Company. The number of shares that may be issued under the Restricted Stock Plan may not exceed 1,100,000 shares. The shares issued under the Restricted Stock Plan when issued are restricted and subject to forfeiture under certain circumstances.

Restricted stock may not be sold or otherwise transferred, and, if employment of the restricted stockholder terminates for any reason other than death, normal retirement, total disability, approved early retirement, or other approved termination, the restricted stock will be forfeited. Restricted stock which has been forfeited may be reissued under the Restricted Stock Plan. As to restricted stock issued before April 14, 1992, restrictions generally lapse 15% each year. As to restricted stock issued on or after April 14, 1992, restrictions will generally lapse as to 10% of the restricted stock between the second and third anniversary of the date of grant and then 10% per year thereafter. However, restrictions on 430,000 shares granted to two officers of the Company will only lapse in the event of death, normal retirement, total disability, approved early retirement, or other approved termination. Restrictions also terminate on the occurrence of certain events including dissolution or change in control of the Company. The Restricted Stock Plan provides for the issuance of additional shares to each restricted stockholder in the event annual lapsing of the restrictions is waived. The additional shares issued to the restricted stockholder each year is limited to 10% of the number of restricted shares for which the annual lapsing is waived. Restricted stock has the same dividend and voting rights as other outstanding common stock.

During 1992, the Company adopted a restricted stock plan ("Non-Employee Director Plan") which provides for the issuance of 8,000 shares of restricted stock to each existing non-employee director who has not previously been awarded restricted stock. This plan provides for the issuance of an additional 800 shares of restricted stock to each non-employee director in the event annual lapsing of the restrictions is waived. The restrictions generally lapse 15% each year beginning two years after the date of grant.

A summary of the Company's restricted stock activity is as follows:

                                            Restricted   Non-Employee
                                            Stock Plan   Director Plan
                                            ----------   -------------
                                               (Number of shares)
  Issued at January 2, 1994                  958,000          16,000
    Issued at an average market
      value of $14.00 per share                1,200             240
    Forfeitures                               (8,000)             --
                                             -------          ------
  Issued at January 1, 1995                  951,200          16,240
    Issued at an average market
      value of $7.75 per share                73,200             240
    Forfeitures                              (40,000)        (16,480)
                                             -------          ------
  Issued at December 31, 1995                984,400              --

    Issued at an average market
      value of $4.63 per share                   960              --
    Forfeitures                              (36,000)             --
                                             -------          ------
  Issued at December 29, 1996                949,360              --
                                             =======          ======

Deferred compensation related to the restricted stock awards is recorded based on the market value of the Company's common stock at the date of grant and such deferred compensation is amortized to expense over the period the restrictions lapse. Compensation expense related to the restricted stock plans was $445,624, $254,203, and $363,688, in 1994, 1995, and 1996,
respectively. During 1994, the Company adopted a stock option plan which provides for the issuance of up to 1,100,000 common stock options (less the number of shares of common stock that are at any time issued and outstanding under the Restricted Stock Plan) to key employees and non-employee directors. At December 29, 1996, no options had been granted under this stock option plan.

Effective March 1, 1994, all employees of the Company (excluding those who own restricted stock of the Company) who have attained age eighteen and who have been employed for one year are eligible to participate in the Company's employee stock purchase plan (the "ESPP"). The ESPP provides that each participant may authorize the Company to deduct up to $3,600 of their annual earnings and deposit such amounts with an independent custodian. The Company will contribute an additional 15% to the first $1,800 of the participant's deduction and deposit such amount with the custodian. The custodian causes to be purchased, as nominee for the participants, common stock of the Company at prevailing market prices and distributes the shares purchased to the participants upon request. The Company's contributions under the ESPP, which were charged to expense, were not significant in 1995 or 1996.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans described above. Had compensation cost for these plans been determined based on the provisions of SFAS No. 123, the effect on the Company's net income and earning per share would not be significant in 1995 or 1996.

13.   QUARTERLY INFORMATION (unaudited)

(In thousands of dollars, except per share amounts)

      Fiscal 1995
                                                           Earnings
                               Operating      Net         (Loss) Per
                                 Income     Income          Common
                   Revenues      (Loss)     (Loss)          Share(1)
                   --------    ---------    ------         ---------
Quarter Ended:
   April 2         $ 58,196      $ 1,356   $   327           $ 0.04
   July 2            63,501        2,818     1,215             0.16
   October 1   (2)   62,508       (8,365)   (5,731)           (0.76)
   December 31 (3)   63,823       (1,221)   (1,135)           (0.15)
                   --------      -------   -------           ------
            Total  $248,028      $(5,412)  $(5,324)          $(0.71)
                   ========      =======   =======           ======

      Fiscal 1996
                                                           Earnings
                               Operating      Net         (Loss) Per
                                 Income     Income           Common
                   Revenues      (Loss)     (Loss)           Share
                   --------    ---------    ------         ---------
Quarter Ended:
March 31           $ 57,667      $   693    $  (746)        $(0.10)
June 30              60,903        2,095        426           0.06
September 29         62,432        1,611        (11)          0.00
December 29    (4)   63,266         (473)    (2,091)         (0.28)
                   --------      -------   --------          ------
            Total  $244,268      $ 3,926    $(2,422)        $ (.32)
                   ========      =======   ========          ======

 (1) The sum of quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares in the quarterly and annual computations.

 (2) The third quarter of 1995 includes a special charge for litigation (Note 11) of $10,000,000 before income tax benefit ($6,200,000 after income tax benefit, or $0.83 per common share).

 (3) The fourth quarter of 1995 includes the provision for loss on restaurant closings and other property write-downs of $3,911,000 before income tax benefit ($2,425,000 after income tax benefit, or $0.32 per common share).

 (4) The fourth quarter of 1996 includes a special charge for litigation (Note 11) of $4,000,000 before income tax benefit ($2,480,000 after income tax benefit, or $0.33 per common share).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                  PART III

Item 10.  Directors and Executive Officers of the Company

The identification of directors under the heading Election of Directors in the Registrant's 1997 Proxy Statement is hereby incorporated by reference.

The Company's executive officers are as follows:

Carl D. Long, Chairman of the Board of Directors, Chief Executive Officer and Director, age 65. Mr. Long has served as Chairman and Chief Executive Officer since 1990 and as a Director since 1981. He served as President from 1981 to 1992 and as Vice President - Finance from 1977 to 1981. He also is a director of First Tennessee Bank, N.A. of Chattanooga. Prior to joining the Company, Mr. Long was employed as Group Vice President and Chief Financial Officer of Ramada Inns, and Vice President and Chief Financial Officer of Informatics, Inc.

R. B. Davenport, IV, President, Chief Operating Officer and Director, age 44. Mr. Davenport, IV, has served as President and Chief Operating Officer since 1992 and as a Director since 1985. He served as Vice President - Operations from 1988 until 1992 and as Vice President - Assistant to the President from 1986 to 1988. Prior to that he served in various capacities with the Company since 1976, including district, area and restaurant manager. Mr. Davenport is the son of R. B. Davenport, III, Chairman of the Executive Committee of the Board of Directors and Director and a first cousin of Gordon L. Davenport, Jr., Vice President - Marketing and Development of the Company.
He is also a director of First Tennessee Bank, N.A. of Chattanooga.

Camden B. Scearce, Vice President, Chief Financial Officer, Secretary,
Treasurer and Director, age 51.   Mr. Scearce has served as a Director since
1991, as Chief Financial Officer and Treasurer since 1990, as Vice President since 1981, as Secretary since 1978, and as Controller from 1974 to 1994. Prior to that, he was an accountant with Arthur Andersen LLP. Mr. Scearce is a certified public accountant.

Michael C. Bass, Vice President - Administration, age 50. Mr. Bass has served as Vice President - Administration since 1981. He has served in various capacities with the Company since 1979, including Director of Purchasing and Director of Administration. From 1969 to 1979, he held various management positions with Marriott Corporation.

Gordon L. Davenport, Jr., Vice President - Marketing and Development, age 37. Mr. Davenport was employed as Vice President - New Business and Strategic Planning in August 1995. He became Vice President-Marketing and New Business in November 1995. In February, 1997 he assumed responsibility for the development group and became Vice President - Marketing and Development. From 1986 to 1995, he served in various marketing and sales management positions with Warner Lambert Company. Mr. Davenport is a nephew of R. B. Davenport, III, Chairman of the Executive Committee of the Board of Directors and Director, and a first cousin of R. B. Davenport, IV, President, Chief Operating Officer and Director of the Company.

Paul J. Frankenberg, Vice President - Product Development and Quality Assurance, age 46. Mr. Frankenberg has served as Vice President - Product Development and Quality Assurance since April 1990. He served as Director - Product Development and Quality Assurance from 1985 to 1990. From 1984 to 1985 he served as Director - Product Development for Godfather's Pizza, Inc. From 1981 to 1984, he served as Director - Product Development and Quality Assurance for Perkins Restaurants, Inc.

Phillip E. McNeely, Vice President - Franchising and Real Estate, age 44.
Mr. McNeely has served as Vice President - Franchising and Real Estate since February 1997. He served as Vice President - Real Estate/Construction from June 1992 until February 1997, and from 1989 to June 1992 he served as Vice President - Franchising. From 1984 to 1989, he served as Director of Real Estate. He served as Administrator of Real Estate Development from 1981 to 1984. From 1978 through 1981, he served in various financial and real estate management positions with Burger Chef Systems, Inc., and prior to that, was an accountant with Price Waterhouse & Co.

Larry J. Reeher, Vice President - Human Resources, age 49. Mr. Reeher has served as Vice President - Human Resources since August 1995. From 1988 to 1995, he was Executive Vice President - Human Resources for Gardner Merchant Food Services, Inc.

Jerry N. Scott, Vice President - Company Operations, age 56. Mr. Scott became Vice President - Company Operations in April 1996. He had served as Vice President - South Region since 1986. From 1982 to 1986, he was Director of Operations of Hardee's Food Systems, Inc. From 1970 to 1982, he held various positions in company and franchised operations of Burger Chef Systems, Inc.

John Alan Walker, Vice President - Franchise Operations, age 37. Mr. Walker became Vice President - Franchise Operations in October 1996. He had served as Vice President - North Region since October 1992. Mr. Walker began his career with the Company in 1982 as a management trainee and has served the Company in various operations positions.

Item 11.  Executive Compensation

Incorporated herein by reference from the section entitled Executive Compensation and Other Information in the Company's 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the section entitled Security Ownership in the Company's 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transaction

Incorporated herein by reference from the section entitled Certain Transactions in the Company's 1997 Proxy Statement.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial statements

        The financial statements are included herein by reference.

    2.  Financial statement schedules

        All schedules are omitted because the information is either not required or is included in the financial statements or notes thereto.

    3.  Exhibits

        See the Exhibit Index.

(b)  Reports on Form 8-K -

     The Registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 1996.





Signatures --
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE KRYSTAL COMPANY



Dated: March 21, 1997                    BY: /s/Carl D. Long
                                           --------------------
                                            Carl D. Long, Chairman of
                                            the Board of Directors and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Signature               Title                         Date

/s/R. B. Davenport, III
----------------------- Director                         March 21, 1997
R. B. Davenport, III

/s/Carl D. Long         Chairman of the Board of
----------------------- Directors and Chief Executive
Carl D. Long            Officer and Director             March 21, 1997

/s/R. B. Davenport, IV
----------------------- President, Chief Operating
R. B. Davenport, IV      Officer and Director            March 21, 1997

                        Vice President and Chief
/s/Camden B. Scearce    Financial Officer and Director
----------------------- (principal financial and
Camden B. Scearce       accounting officer)              March 21, 1997

/s/J. Guy Beatty, Jr.
-----------------------
J. Guy Beatty, Jr.      Director                         March 21, 1997









                     THE KRYSTAL COMPANY AND SUBSIDIARY
                                EXHIBIT INDEX

   Exhibit
    Number                     Description

     3.1*       Amended and Restated By-Laws of the Company

     3.2*       Second Amended and Restated Charter of the Company

     21*        List of current subsidiaries of the Company

     23         Consent of Independent Public Accountants

     27         Financial Data Schedule for year 1996

    *Incorporated by reference from the Company's Registration Statement on
  Form S-1 filed on May 8, 1992.   (File No. 33-46878)