Form 10-Q
period 1997-03-30
KRYSTAL COMPANY
filed 1997-05-08
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1997

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----
                       Commission file number  0-20040
                       -------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                     62-0264140
                 ---------                     ----------
    (State or other jurisdiction of      (IRS Employer identification
 incorporation or organization)             Number)

              One Union Square, Chattanooga, TN   37402
-----------------------------------------------------------------------------
     (Address of principal executive offices, including zip code)

                         (423) 757-1550
-----------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

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

As of May 7, 1997, 7,478,568 shares of the Registrant's Common Stock were issued and outstanding.





                           THE KRYSTAL COMPANY
                           -------------------
                              March 30, 1997
                              -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of March 30, 1997 and December 29, 1996, and (2) the results of their operations, their changes in common shareholders' equity and their cash flows for the three months ended March 30, 1997 and March 31, 1996, have been included. The results of operations for the interim period ended March 30, 1997 are not necessarily indicative of the results for the full year.




        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
<CAPTION
                                             March 30,      December 29,
                                              1997            1996
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $ 32,952       $ 28,765
   Receivables, net                             1,712          2,566
   Income tax receivable                          306             -
   Net investment in direct financing
     leases-current portion                       451            562
   Inventories                                  1,822          2,156
   Deferred tax asset                           8,327          8,327
   Prepayments and other                          577          1,980
                                              -------        -------
     Total current assets                      46,147         44,356
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              227            305
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        90,204         91,173
                                              -------        -------
LEASED PROPERTIES, net                          1,601          1,653
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,746          5,638
   Other                                          786            745
                                              -------        -------
     Total other assets                         6,532          6,383
                                              -------        -------
       TOTAL ASSETS                          $144,711       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                             March 30,     December 29,
                                               1997           1996
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  3,756       $  4,535
   Accrued liabilities                         20,844         17,986
   Current portion of liabilities subject
     to compromise                             23,817            -
   Current portion of long-term debt               58            967
   Current portion of capital
     lease obligations                            376            454
   Income taxes payable                           -              822
                                              -------        -------
     Total current liabilities                 48,851         24,764
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE,
   excluding current portion                   34,500         58,317
                                              -------        -------
LONG-TERM DEBT, excluding current portion       3,654          3,090
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,203          2,278
                                              -------        -------
DEFERRED INCOME TAXES                           2,287          2,286
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     8,743          8,447
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,478,568 shares
     at March 30, 1997, and 7,491,768 shares
     at December 29, 1996                      40,398         40,556
   Retained earnings                            5,610          5,873
   Deferred compensation                       (1,535)        (1,741)
                                              -------        -------
     Total shareholders' equity                44,473         44,688
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $144,711       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                  THE KRYSTAL COMPANY AND SUBSIDIARY
                  ----------------------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
            (In thousands, except per share data)(Unaudited)
                                               For The Three Months Ended
                                               --------------------------
                                                 March 30,     March 31,
                                                   1997          1996
                                                 --------      --------
REVENUES:
  Restaurant sales                              $ 57,264       $ 55,876
  Franchise fees                                      41             33
  Royalties                                          707            618
  Other revenues                                   1,151          1,140
                                                 -------        -------
                                                  59,163         57,667
                                                 -------        -------
COST AND EXPENSES:
  Cost of restaurant sales                        47,483         46,769
  Depreciation and amortization expense            2,622          2,802
  General and administrative expenses              6,717          6,440
  Other expenses, net                                831            963
                                                 -------        -------
                                                  57,653         56,974
                                                 -------        -------
OPERATING INCOME                                   1,510            693

REORGANIZATION ITEM:
   Professional fees and other expenses          (   719)       (   967)

INTEREST EXPENSE:
   Contractual rate interest                     (   986)       ( 1,009)
   Interest related to certain
     pre-petition liabilities, net               (   182)       (   168)

INTEREST INCOME                                      307            250
                                                 -------        -------
LOSS BEFORE BENEFIT FROM INCOME
   TAXES AND EXTRAORDINARY ITEM                  (    70)       ( 1,201)

BENEFIT FROM INCOME TAXES                        (    27)       (   455)
                                                 -------        -------
LOSS BEFORE EXTRAORDINARY ITEM                   (    43)       (   746)

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt,
     net of applicable income tax benefit
     of $134,000 in 1997                         (   220)           -
                                                 -------        -------
NET LOSS                                        $(   263)     $(    746)
                                                 =======        =======

LOSS PER COMMON SHARE:
  Before loss on early extinguishment of debt   $(  0.01)     $(   0.10)
  Loss on early extinguishment of debt           (  0.03)            -
                                                 -------        -------
  Loss per common share                         $(  0.04)     $(   0.10)
                                                 =======        =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        7,484          7,522
                                                 =======        =======

  See accompanying notes to consolidated condensed financial statements.


                  THE KRYSTAL COMPANY AND SUBSIDIARY
                  ----------------------------------
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            -----------------------------------------------
                      FOR THE THREE MONTHS ENDED
                      --------------------------
                   MARCH 30, 1997 AND MARCH 31, 1996
                   ---------------------------------
                            (In thousands)
                             (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 29, 1996           $40,556    $ 5,873     $(1,741)

  Net loss                               -      (   263)        -

  Forfeiture of 13,200 restricted
    shares                           (   158)       -           158

  Amortization of deferred
    compensation                         -          -            48
                                      ------     ------      ------
BALANCE, March 30, 1997              $40,398    $ 5,610     $(1,535)
                                      ======     ======      ======


BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -      (   746)        -

  Forfeiture of 12,000 restricted
    shares                           (    92)                    92

  Amortization of deferred
    compensation                         -          -            91
                                      ------     ------      ------
BALANCE, March 31, 1996              $40,738    $ 7,449     $(2,195)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                             For The Three Months Ended,
                                             ---------------------------
                                                March 30,      March 31,
                                                  1997           1996
                                              -----------   ------------
OPERATING ACTIVITIES:
  Net loss                                       $(  263)       $(  746)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities-
    Depreciation and amortization                  2,622          2,802
    Increase in deferred taxes                         1            -
    Loss on early extinguishment of debt             354            -
    Decrease in receivables                          854            196
    (Increase) in income tax receivable           (  306)        (  497)
    Decrease in inventories                          334            399
    Decrease in prepayments and other              1,403            223
    Increase (decrease)in accounts payable        (  779)         1,788
    (Decrease) in income taxes payable            (  822)           -
    Increase in accrued liabilities                2,858          1,998
    Other                                         (  255)            40
                                                 --------       --------
      Net cash provided by operating activities
        before reorganization activities           6,001          6,203
    Changes in liabilities from reorganization
      activities:
      (Decrease) in accounts payable                 -           (   60)
      (Decrease) in accrued liabilities              -           (2,530)
                                                 --------       --------
      Net cash provided by operating activities    6,001          3,613
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                               (1,837)        (  548)
    Proceeds from sale of property,
      buildings, and equipment                       332            214
    Payments received on net investment in
      direct financing leases                        189            207
                                                 --------       --------
      Net cash used in investing activities       (1,316)        (  127)
                                                 --------       --------
FINANCING ACTIVITIES:
    Repayments of long-term debt                  (  345)        (   17)
    Principal payments of capital
      lease obligations                           (  153)        (  169)
                                                 --------       --------
      Net cash used in financing activities       (  498)        (  186)
                                                 --------       --------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                            4,187          3,300

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                            28,765         13,713
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $32,952        $17,013
                                                 ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $   146        $   176
     Income taxes                                    999             38
     Reorganization item: professional fees
      and other expenses                             729            196
                                                 ========        =======

 See accompanying notes to consolidated condensed financial statements.



                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

In July 1994, Krystal was named a defendant in a suit filed in the United States District Court for the Middle District of Tennessee, in which 41 plaintiffs who were current and former employees of Krystal, alleged violations of the Fair Labor Standards Act of 1938 ("FLSA") and sought back wages, liquidated damages, costs and attorney's fees. The suit alleged that the plaintiffs were uncompensated for time which they worked on Krystal's behalf. In February 1995, ten additional plaintiffs, also current and former employees of Krystal, filed a separate suit in the same court containing essentially the same allegations. As a result, Krystal established a reserve of $2,000,000 to cover the claims of the plaintiffs in the two suits, the costs associated therewith, and the claims of any other employees and the costs associated therewith. Since the February 1995 action was filed, approximately 300 additional plaintiffs joined that suit.

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

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The four pending lawsuits filed against Krystal under the FLSA were stayed by the bankruptcy filing.

Krystal's wholly-owned subsidiary, Aviation, did not file a petition for relief under Chapter 11 with the Court. Separate condensed financial statements of Krystal have not been presented as the operations of Krystal represent substantially all of the operations of the Company.

At December 29, 1996, the Company established an additional $4,000,000 reserve related to the FLSA claims. Subsequent to December 29, 1996, Krystal and the majority of the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for the FLSA claims and related legal costs.

A plan of reorganization, as amended (the "Plan") was formally filed on February 24, 1997. On April 10, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization and on April 23, 1997, the Plan became effective. The confirmed plan provided for the following:

  Refinancing - The Company has arranged term loans of (A) $10.0 million and (B) $20.0 million and a revolving loan of $23.0 million effective
April 23, 1997, and maturing April 23, 2002. The term loans are payable in quarterly installments beginning August 1, 1997 and beginning May 1, 1999 respectively. The credit available under the revolving loan is reduced to $20.0 million June 29, 1998, otherwise funds may be borrowed and repaid any time until the April 23, 2002, maturity date. Interest on the loans is at a specified margin over base rates of certain money center banks or over the Eurodollar rate. The Company's interest in all of its real and personal properties including leasehold interests, life insurance policies, accounts receivable and excess cash is pledged as collateral for the new debt.

  Senior Debt and Secured Debt - Senior debt and secured debt totaling approximately $38.6 million along with all past due interest and additional interest at 1.3% per annum were paid on April 23, 1997.

  FLSA Claims - FLSA claims represented by class action suits and totaling about $12.6 million were paid April 23, 1997. Pro se claims were settled for approximately $100,000 and were paid on May 2, 1997.

  Trade Claims - The holders of approximately $7.0 million of trade claims were paid 100% of their claims on April 23, 1997 with interest at 8.5% per annum for the period December 15, 1995 - April 23, 1997.

Since all non-contested claims have been paid or will be paid in full with interest, the reorganization value of all assets and liabilities is book value at April 23, 1997.



Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
        Comparison of the Three Months Ended March 30, 1997
        ---------------------------------------------------
             to the Three Months Ended March 31, 1996
             ----------------------------------------

Total revenues increased 2.6% to $59.2 million for the first quarter of 1997 compared to $57.7 million for the same period of 1996. Restaurant sales accounted for $1.4 million of this $1.5 million increase with restaurant sales increasing to $57.3 million in the first quarter of 1997 from $55.9 million in the same period of 1996. Company-owned same restaurant sales for the first quarter of 1997 were $231,000 compared to $221,000 for the same period in 1996, an increase of 4.4%. The Company's positive results in the first quarter reflect price increases, the implementation of new advertising and promotional programs, continuing improvement in operations execution at the restaurant level, and the mild winter weather in the southeast in 1997 compared to 1996. The Company had 249 restaurants open at the end of the first quarter of 1997 compared to 254 at the end of the first quarter of 1996.

Franchise fees and royalties increased $97,000 to $748,000 in the first quarter of 1997 versus the same period in 1996. The franchise system had 90 restaurants open at the end of the first quarter of 1997 compared to 80 open at the end of the first quarter of 1996. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $1.2 million in the first quarter of 1997 compared to $1.1 million in the first quarter of 1996. This increase was a result of increased fuel sales and hangar rental for the first quarter of 1997 compared to the first quarter of 1996.

The average customer check for Company-owned full size restaurants in the first quarter of 1997 was $3.71 as compared to $3.46 in the same period of 1996, an increase of 7.2%. The average customer check for Company-owned double drive-thru restaurants in the first quarter of 1997 was $4.04 as compared to $3.79 in the same period of 1996, an increase of 6.6%. These increases in average customer check are due to product prices increasing approximately 3.3% in the first quarter of 1997 over the same period in 1996, and introducing promotional products and menu combinations which increased the average customer check.
Customer counts per restaurant day decreased to 674 in the first quarter of 1997 compared to 686 in the same period of 1996, a decrease of 1.7%. The customer count decline is partly attributable to a new cash register being installed throughout the system which counts a customer with each sale registered rather than each time the cash drawer is opened as the prior register system did. Conversion was completed in 162 restaurants at March 30, 1997, and management believes this change has reduced customer counts approximately 1.5%, but produces a more accurate customer count.

Cost of restaurant sales increased $714,000, approximately 1.5%, to $47.5 million in the first quarter of 1997, from $46.8 million in the same period of 1996. Cost of restaurant sales as a percentage of restaurant sales decreased to 82.9% in the first quarter of 1997 from 83.7% in the same period of 1996. Total food and paper costs were $18.3 million in the first quarter of 1997 as compared to $17.8 million in the first quarter of 1996. Food and paper costs as a percentage of restaurant sales increased to 32.0% in the first quarter of 1997 as compared to 31.8%
in the same period of 1996. Direct labor cost in the first quarter of 1997 was approximately the same in the first quarter of 1997 as in the same period for 1996. Direct labor as a percent restaurant sales was 22.4% in the first quarter of 1997 compared to 23.0% for the first quarter of 1996. Assistant restaurant manager labor cost increased $249,000, approximately 9.6%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 5.0% in the first quarter of 1997 from 4.7% in the same period of 1996. As part of a plan to improve restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost decreased $17,000, approximately 1.0%, due to the closing of certain restaurants during 1996.

Depreciation and amortization expenses decreased $180,000, approximately 6.4%, to $2.6 million in the first quarter of 1997 as compared to $2.8 million for the same period in 1996. This decrease in the first quarter of 1997 is due to some assets being fully depreciated in late 1996 and the closing of certain restaurants in 1996.

General and administrative expenses increased by $277,000, approximately 4.3%, to $6.7 million in the first quarter of 1997 compared to $6.4 million in the same period for 1996. Advertising expense was approximately $2.4 million in the first quarter of 1997 and the first quarter of 1996. Advertising expense as a percentage of restaurant sales was 4.2% in first quarter of 1997 and 4.3% in the first quarter of 1996. Salaries were $1.9 million for the first quarter of 1997 and for the first quarter of 1996.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American
Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses incurred during the first quarter of 1997 was $719,000 compared to $967,000 for the first quarter of 1996.

Due to the loss for the first quarter of 1997, an income tax benefit of $27,000 was recorded for the quarter compared to the income tax benefit of $455,000 for the first quarter of 1996. The effective tax rate of 38% is the approximate combined statutory federal and state income tax rates.

The Company recorded a loss of $220,000, net of tax benefit, in the first quarter of 1997 related to the early extinguishment of debt.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The filing of the voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on December 15, 1995 had a significant impact on the Company's liquidity. The filing stayed payment of pre-petition outstanding obligations as of December 15, 1995, resulting in a one-time cash benefit of approximately $7.0 million to the Company. The Bankruptcy Court approved the payment of pre-petition sales taxes and real and personal property taxes on owned property totaling approximately $2.8 million, of which approximately $2.6 million was paid during the first quarter of 1996; the remainder was paid as due. While the Company was reorganizing under Chapter 11, it was prohibited from paying interest or principal on pre-petition obligations without the approval of the Bankruptcy Court. To the extent cash generated from operations exceeded capital expenditures, working capital requirements, payments approved by the Bankruptcy Court and administrative expenses of the reorganization, the Company continued to accumulate cash.

The terms and provisions of the reorganization plan were approved by the Bankruptcy Court on April 10, 1997 and became effective April 23, 1997. As discussed more fully in the Notes above, the confirmed plan provided for the following:

--term loans of $10.0 million and $20.0 million and a revolving loan of $23.0 million effective April 23, 1997, and maturing April 23, 2002;

--the payment of senior debt and secured debt totaling about $38.6 million along with all past due interest and additional interest at 1.3% per annum;

--the settlement of FLSA claims represented by class action suits and totaling about $12.6 million with pro se claims settled for approximately $100,000;

--the payment of holders of approximately $7.0 million of trade claims of 100% of their claims with interest at 8.5% per annum for the period December 15, 1995 - April 23, 1997.

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. The Company's receivables from franchisees are closely monitored and collected weekly. Approximately $23.8 million of Liabilities Subject to Compromise is classified as Current Liabilities at March 30, 1997 due to the approved reorganization plan. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and, as a result of the classification of certain Liabilities Subject to Compromise as current liabilities, the Company had a working capital deficit of $2.7 million at March 30, 1997 compared to a working capital surplus of $12.4 million at March 31, 1996.

Capital expenditures totaled approximately $1.8 million in the first quarter of 1997 compared to $548,000 for the same period in 1996. The Company opened no new restaurants during the first quarter of 1997 or the first quarter of 1996. Approximately $7.6 million is budgeted for capital expenditures in 1997 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns approximately 53.5% of its restaurant sites and leases the remainder.




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

Subsequent to December 29, 1996, Krystal and a majority of the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for FLSA claims and related legal costs. A plan for reorganization was filed on February 24, 1997. On April 23, 1997, after confirmation by the Bankruptcy Court, the plan of reorganization became final resulting in the dismissal of the FLSA claims.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit 10-Credit Agreement dated as of April 22, 1997 between the Company and TransAmerica Business Credit Corporation.
      Exhibit 27-Financial Data Schedule is filed with this 10-Q.
      Computation of per share earnings is shown on the Registrant's Consolidated Statements of Operations.

(b)   Reports on Form 8-K-

      A Form 8-K was filed on January 17, 1997 by the Registrant announcing the agreement for the settlement of outstanding FLSA Claims. Subsequent to the end of the first quarter, a Form 8-K was filed on April 24, 1997 by the Registrant regarding the confirmation of the Company's reorganization plan in the Chapter 11 proceedings which plan incorporated the settlement of the outstanding FLSA claims.



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

Dated: 5/7/97            /s/Camden B Scearce
--------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)