Form 10-Q
period 1997-06-29
KRYSTAL COMPANY
filed 1997-07-25
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 29, 1997

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

As of July 25, 1997, 7,476,088 shares of the Registrant's Common Stock were issued and outstanding.




                           THE KRYSTAL COMPANY
                           -------------------
                              JUNE 29, 1997
                              -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of June 29, 1997 and December 29, 1996, and (2) the results of their operations, their changes in common shareholders' equity and their cash flows for the six months ended June 29, 1997 and June 30, 1996, and (3)the results of their operations for the three months ended June 29, 1997 and June 30, 1996 have been included. The results of operations for the interim period ended June 29, 1997 are not necessarily indicative of the results for the full year.




        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                             June 29,      December 29,
                                              1997            1996
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $  4,829       $ 28,765
   Receivables, net                             1,731          2,566
   Net investment in direct financing
     leases-current portion                       372            562
   Inventories                                  1,970          2,156
   Deferred tax asset                           8,327          8,327
   Prepayments and other                        1,311          1,980
                                              -------        -------
     Total current assets                      18,540         44,356
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              159            305
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        89,786         91,173
                                              -------        -------
LEASED PROPERTIES, net                          1,555          1,653
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       5,854          5,638
   Other                                        1,815            745
                                              -------        -------
     Total other assets                         7,669          6,383
                                              -------        -------
       TOTAL ASSETS                          $117,709       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                             June 29,     December 29,
                                               1997           1996
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  5,398       $  4,535
   Accrued liabilities                         15,209         17,986
   Current portion of long-term debt            1,553            967
   Current portion of capital
     lease obligations                            326            454
   Income taxes payable                           361            822
                                              -------        -------
     Total current liabilities                 22,847         24,764
                                              -------        -------

LIABILITIES SUBJECT TO COMPROMISE                -            58,317
                                              -------        -------
LONG-TERM DEBT, excluding current portion      35,907          3,090
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,135          2,278
                                              -------        -------
DEFERRED INCOME TAXES                           2,287          2,286
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     8,903          8,447
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,479,288 shares
     at June 29, 1997, and 7,491,768 shares
     at December 29, 1996                      40,402         40,556
   Retained earnings                            6,717          5,873
   Deferred compensation                       (1,489)        (1,741)
                                              -------        -------
     Total shareholders' equity                45,630         44,688
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $117,709       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
               (In thousands, except per share data)(Unaudited)
                                     For The Three          For The Six
                                     Months Ended,          Months Ended,
                                  ------------------     -------------------
                                  June 29,   June 30,     June 29,   June 30,
                                    1997       1996         1997       1996
                                  --------   --------     --------   --------
REVENUES:
  Restaurant sales                $ 61,220   $ 58,867     $118,484   $114,743
  Franchise fees                       138         89          179        122
  Royalties                            767        690        1,474      1,308
  Other revenues                     1,200      1,257        2,351      2,397
                                   -------    -------      -------    -------
                                    63,325     60,903      122,488    118,570
                                   -------    -------      -------    -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales          50,032     48,471       97,515     95,240
  Depreciation and amortization
    expenses                         2,673      2,800        5,295      5,602
  General and administrative
    expenses                         7,114      6,549       13,831     12,989
  Other expenses, net                  837        988        1,668      1,951
                                   -------    -------      -------    -------
                                    60,656     58,808      118,309    115,782
                                   -------    -------      -------    -------
OPERATING INCOME                     2,669      2,095        4,179      2,788
REORGANIZATION ITEM:
   Professional fees and
     other expenses                (   343)    (  545)     ( 1,062)   ( 1,512)

INTEREST EXPENSE:
  Contractual rate interest        (   958)   ( 1,004)     ( 1,944)   ( 2,013)
  Interest related to certain
    pre-petition liabilities, net      278    (   146)          96    (   314)

INTEREST INCOME                        137        290          444        540
                                   -------    -------      -------    -------
INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES AND
  EXTRAORDINARY ITEM                 1,783        690        1,713    (   511)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                         676        264          649    (   191)
                                   -------    -------      -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                               1,107        426        1,064    (   320)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of
   debt, net of applicable income
   tax benefit of $134,000 in 1997     -          -         (  220)       -
                                   -------    -------      -------    -------
NET INCOME (LOSS)                 $  1,107   $    426     $    844   $(   320)
                                   =======    =======      =======    =======

EARNINGS (LOSS) PER COMMON SHARE  $   0.15   $   0.06     $   0.11   $(  0.04)
                                   =======    =======      =======    =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,479      7,492        7,482      7,507
                                   =======    =======      =======    =======

  See accompanying notes to consolidated condensed financial statements.

                  THE KRYSTAL COMPANY AND SUBSIDIARY
                  ----------------------------------
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            -----------------------------------------------
                       FOR THE SIX MONTHS ENDED
                      --------------------------
                   JUNE 29, 1997 AND JUNE 30, 1996
                   -------------------------------
                            (In thousands)
                             (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 29, 1996           $40,556    $ 5,873     $(1,741)

  Net income                             -          844         -

  Issuance of 720 common shares to
    management and non-employee
    director under restricted
    stock plan                             4        -        (    4)

  Forfeiture of 13,200 restricted
    shares                           (   158)       -           158

  Amortization of deferred
    compensation                         -          -            98
                                      ------     ------      ------
BALANCE, June 29, 1997               $40,402    $ 6,717     $(1,489)
                                      ======     ======      ======


BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -      (   320)        -

  Issuance of 960 common shares to
    management and non-employee
    director under restricted
    stock plan                             4        -        (    4)

  Forfeiture of 36,000 restricted
    shares                           (   278)                   278

  Amortization of deferred
    compensation                         -          -           173
                                      ------     ------      ------
BALANCE, June 30, 1996               $40,556    $ 7,875     $(1,931)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                              For The Six Months Ended,
                                             ---------------------------
                                                 June 29,      June 30,
                                                  1997           1996
                                              -----------   ------------
OPERATING ACTIVITIES:
  Net income(loss)                               $   844        $(  320)
  Adjustments to reconcile net income(loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                  5,295          5,602
    Increase in deferred taxes                         1            -
    Loss on early extinguishment of debt             354            -
    (Increase)decrease in receivables                835         (  244)
    (Increase) in income tax receivable              -           (  279)
    Decrease in inventories                          186            288
    (Increase)decrease in prepayments and other      669         (  442)
    Increase in accounts payable                     863          1,482
    (Decrease) in income taxes payable           (   461)           -
    Increase(decrease) in accrued liabilities    ( 2,777)         3,743
    Other                                        ( 1,387)             1
                                                 --------       --------
      Net cash provided by operating activities
        before reorganization activities           4,422          9,831
    Changes in liabilities from reorganization
      activities:
      (Decrease) in accounts payable             ( 7,920)           -
      (Decrease) in accrued liabilities          (14,397)        (2,543)
                                                 --------       --------
      Net cash provided by operating activities  (17,895)         7,288
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 3,902)        (2,211)
    Proceeds from sale of property,
      buildings, and equipment                       393          1,119
    Payments received on net investment in
      direct financing leases                        336            421
                                                 --------       --------
      Net cash used in investing activities      ( 3,173)        (  671)
                                                 --------       --------
FINANCING ACTIVITIES:
    Decrease in debt from reorganization
      activities                                 (36,000)           -
    Proceeds from borrowing                       36,320            -
    Repayments of long-term debt                 ( 2,917)        (   29)
    Principal payments of capital
      lease obligations                          (   271)        (  340)
                                                 --------       --------
      Net cash used in financing activities      ( 2,868)        (  369)
                                                 --------       --------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                          (23,936)         6,248

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                            28,765         13,713
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 4,829        $19,961
                                                 ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 6,012        $   309
     Income taxes                                  1,159            127
     Reorganization item: professional fees
      and other expenses                             870            327
                                                 ========        =======

 See accompanying notes to consolidated condensed financial statements.



                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------


BANKRUPTCY FILING

On December 15, 1995, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States
Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 (FLSA). Four pending lawsuits filed against the Company under the FLSA were stayed by the bankruptcy filing.

Subsequent to December 29, 1996, the Company and the majority of the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for the FLSA claims and related legal costs. A plan of reorganization, as amended (the "Plan") was formally filed on February 24, 1997. On April 10, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization and on April 23, 1997, the Plan became effective.


PENDING MERGER WITH PORT ROYAL HOLDINGS, INC.

As previously announced, on July 3, 1997 the Company agreed to be acquired by Port Royal Holdings, Inc. ("Port Royal"), a privately held company located in Atlanta, Georgia. The acquisition will be completed by the merger of a subsidiary of Port Royal into the Company. Under the terms of the agreement and plan of merger, Port Royal will pay total cash consideration of approximately $108.5 million, or $14.50 per share, to the shareholders of the Company.

The proposed merger, which is subject to approval by the shareholders of the Company, is expected to be completed prior to the end of the third quarter of 1997. In connection with the merger, holders of approximately 53 percent of the Company's outstanding shares have granted Port Royal an option to purchase their shares, and have further agreed to vote their shares in favor of the merger.



Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
          Comparison of the Three Months Ended June 29, 1997
          --------------------------------------------------
              to the Three Months Ended June 30, 1996
              --------------------------------------

Total revenues increased 4.0% to $63.3 million for the second quarter of 1997 from $60.9 million for the same period of 1996. Increases in restaurant sales accounted for the entire $2.4 million increase. Company-owned average same restaurant sales for the second quarter of 1997 were $246,000 compared to $234,000 for the same period in 1996, an increase of 5.1%. The Company's management believes the 1997 second quarter revenues increase can be attributed to several factors, including price increases, new advertising and promotional programs and continuing improvements in operations at the restaurant level. The Company had 249 restaurants open at the end of the second quarter of 1997 compared to 251 at the end of the second quarter of 1996.

Franchise fees and royalties increased $126,000 to $905,000 in the second quarter of 1997 versus the same period in 1996. The franchise system had 93 restaurants open at the end of the second quarter of 1997 compared to 84 open at the end of the second quarter of 1996. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $1.2 million in the second quarter of 1997 compared to $1.3 million in the second quarter of 1996. This decline in revenues was a result of discontinued maintenance service.

The average customer check for Company-owned full size restaurants in the second quarter of 1997 was $3.78 as compared to $3.52 in the same period of 1996, an increase of 7.4%. The average customer check for Company-owned double drive-thru restaurants in the second quarter of 1997 was $4.12 as compared to $3.82 in the same period of 1996, an increase of 7.9%. The increases in average customer check are due to product prices increasing approximately 3.7% in the second quarter of 1997 over the same period in 1996, and the introduction of new promotional products and menu combinations. Customer counts per restaurant day decreased to 708 in the second quarter of 1997 compared to 721 in the same period of 1996, a decrease of 1.8%.

Cost of restaurant sales increased $1.5 million, approximately 3.1%, to $50.0 million in the second quarter of 1996, from $48.5 million in the same period of 1996. Cost of restaurant sales as a percentage of restaurant sales decreased to 81.7% in the second quarter of 1997 from 82.3% in the same period of 1996. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was able to pass through to customers with offsetting product price increases. Total food and paper costs were $19.8 million in the second quarter of 1997 as compared to $18.3 million in the second quarter of 1996. Food and paper costs as a percentage of restaurant sales increased to 32.3% in the second quarter of 1997 as compared to 31.1% in the same period of 1996. Direct labor cost increased $209,000 in the second quarter of 1997, approximately
1.6%, to 21.92% of restaurant sales in the second quarter of 1997 as compared to 22.5% in the second quarter of 1996. Assistant restaurant manager labor cost increased $167,000, approximately 6.4%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.5% in the second quarter of 1997 from 4.4% in the same period of 1996. In an effort to improve restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased $50,000, approximately 2.7%, due to average salary increases for the second quarter of 1997.

Depreciation and amortization expenses decreased $127,000, approximately 4.5%, to $2.7 million in the second quarter of 1997 as compared to $2.8 million for the same period in 1996. This decrease in the second quarter of 1997 is due to some assets being fully depreciated in late 1996.

General and administrative expenses were approximately $7.1 million in the second quarter of 1997 as compared to $6.5 million for the same period in 1996. Advertising expense was approximately $2.6 million in the second quarters of 1997 and 1996. Advertising expense as a percentage of restaurant sales was 4.2% in the second quarter of 1997 compared to 4.4% in the same period of 1996. Salaries increased $270,000, approximately 14.3%, to $2.2 million in the second quarter of 1997 from $1.9 million in the same period of 1996. This increase in salaries was primarily the result of accruing $231,000 for profit incentive bonuses in 1997; none were accrued in 1996 as there was a year-to-date net loss.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of professional fees and expenses relating to the reorganization during the second quarter of 1997 was $343,000 as compared to $545,000 for the same period in 1996.

A reducing adjustment of $331,000 in interest related to certain pre-petition liabilities, net, resulted in $278,000 in income during the second quarter of 1997 compared to an expense of $146,000 in the same period of 1996.

Provision for income taxes increased to $676,000 in the second quarter of 1997 from $264,000 in the same period of 1996. The effective tax rate of 38.0% is the approximate combined statutory federal and state income tax rates.



            Comparison of the Six Months Ended June 29, 1997
            ------------------------------------------------
                  to the Six Months Ended June 30, 1996
                  ------------------------------------

Total revenues increased 3.3% to $122.5 million for the first half of 1997 from $118.6 million for the same period of 1996. Increases in restaurant sales accounted for $3.7 million of this $3.9 million increase. Company-owned average same restaurant sales for the first half of 1997 were $478,000 compared to $456,000 for the same period in 1996, an increase of 4.8%. The Company's management believes the 1997 first half revenues increase can be attributed to several factors, including price increases, new advertising and promotional programs, continuing improvements in operations at the restaurant level and the mild weather in the southeast in the first quarter 1997 as compared to the same period in 1996. The Company had 249 restaurants open at the end of the first half of 1997 compared to 251 at the end of the first half of 1996.

Franchise fees and royalties increased $223,000 to $1.7 million in the first half of 1997 versus the same period in 1996. The franchise system had 93 restaurants open at the end of the first half of 1997 compared to 84 open at the end of the same period in 1996. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $2.4 million in the first half of 1997 and 1996.

The average customer check for Company-owned full size restaurants in the first half of 1997 was $3.75 as compared to $3.49 in the same period of 1996, an increase of 7.4%. The average customer check for Company-owned double drive-thru restaurants in the first half of 1997 was $4.08 as compared to $3.81 in the same period of 1996, an increase of 7.1%. The increases in average customer check are due to product prices increasing approximately 3.5% in the first half of 1997 over the same period in 1996, and the introduction of new promotional products and menu combinations. Customer counts per restaurant day decreased to 691 in the first half of 1997 compared to 703 in the same period of 1996, a decrease of 1.7%.

Cost of restaurant sales increased $2.3 million, approximately 2.4%, to $97.5 million in the first half of 1997, from $95.2 million in the same period of 1996. Cost of restaurant sales as a percentage of restaurant sales decreased to 82.3% in the first half of 1997 from 83.0% in the same period of 1996. These increases are primarily the result of increases in food and paper costs and labor expenses that the Company was able to pass through to customers with offsetting product price increases. Total food and paper costs were $38.1 million in the first half of 1997 as compared to $36.1 million in the first half of 1996. Food and paper costs as a percentage of restaurant sales increased to 32.2% in the first half of 1997 as compared to 31.5% in the same period of 1996. Direct labor cost increased $217,000 in the first half of 1997, approximately 0.8%, to 22.2% of restaurant sales in the first half of 1997, versus 22.7% in the same period of 1996. Assistant restaurant manager labor cost increased $416,000, approximately 8.0%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.8% in the first half of 1997 from 4.6% in the same period of 1996. In a effort to improve restaurant performance, the number of assistant managers has been increased to improve training and supervision with an offsetting decrease in direct labor. Restaurant manager labor cost increased
$33,000, approximately 0.9%, due to average salary increases for the first half of 1997.

Depreciation and amortization expenses decreased $307,000, approximately 5.5%, to $5.3 million in the first half of 1997 as compared to $5.6 million for the same period in 1996. This decrease in the first half of 1997 is due to some assets being fully depreciated in late 1996.

General and administrative expenses increased by $842,000, approximately
6.5%, to $13.8 million in the first half of 1997 versus $13.0 million in the same period of 1996. Advertising expense was approximately $5.0 million in the first half of 1997 and 1996. Advertising expense as a percentage of restaurant sales was 4.2% in the first half of 1997 compared to 4.4% in the same period of 1996. Salaries increased $258,000 approximately 6.8%, to $4.1 million in the first half of 1997 from $3.8 million in the same period of 1996. This increase in salaries was primarily the result of accruing $231,000 for profit incentive bonuses in 1997; none were accrued in 1996 as there was a year-to-date net loss.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of professional fees and expenses relating to the reorganization during the first half of 1997 was $1.1 million as compared to $1.5 million in the same period of 1996.

A reducing adjustment of $331,000 in interest related to certain pre-petition liabilities, net, resulted in $96,000 in income during the first half of 1997 compared to an expense of $314,000 in the same period of 1996.

Provision for income taxes increased to $649,000 in the first half of 1997 as compared to an income tax benefit of $191,000 for the same period in 1996, when the Company recorded a net loss for the period. The effective tax rate of 38.0% is the approximate combined statutory federal and state income tax rates.

Unamortized financing costs in conjunction with extinguishment of debt in the amount of $354,000 pre-tax and $220,000 after-tax was recorded in the first half of 1997.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The terms and provisions of the Company's reorganization plan were approved by the Bankruptcy Court on April 10, 1997 and became effective April 23, 1997. The confirmed plan provided for the following:

--term loans of $10.0 million and $20.0 million and a revolving loan of $23.0 million effective April 23, 1997, and maturing April 23, 2002;

--the payment of senior debt and secured debt totaling approximately $38.6 million along with all past due interest and additional interest at 1.3% per annum;

--the settlement of approximately 6,000 FLSA claims totaling about $12.6 million with pro se claims settled for approximately $100,000; and

--the payment of holders of approximately $7.6 million of trade claims of 100% of their claims with interest at 8.5% per annum for the period December 15, 1995 - April 23, 1997.

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $4.3 million at June 29, 1997 compared to a working capital surplus of $14.8 million at June 30, 1996. At June 30, 1996, approximately $26.9 million of liabilities classified as Liabilities Subject to Compromise during Chapter 11 status, would otherwise have been classified as Current Liabilities.

Capital expenditures totaled approximately $3.9 million in the first half of 1997 compared to $2.2 million for the same period in 1996. The Company opened no new restaurants during the first half of 1997 or the first half of 1996. Approximately $7.6 million is budgeted for capital expenditures in 1997 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns 53.8% of its restaurant sites and leases the remainder.

After payment of substantially all the Chapter 11 claims during the second quarter of 1997 and refinancing its long-term debt, the Company had available cash of approximately $4.8 million and a revolving loan facility of $23.0 million of which approximately $4.0 million was used for letters of credit and the balance was available for borrowing. The term loans are payable in installments through April, 2002, and the revolving loan availability decreases to $20.0 million June 30, 1998, and is due April, 2002. The term loans and the revolving loan are floating rate loans. Management believes funds from operations, existing cash and the available credit facility will be sufficient to meet its operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.




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

In early 1997, the Company and a majority of the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for FLSA claims and related legal costs. A plan for reorganization was filed on February 24, 1997. On April 23, 1997, after confirmation by the Bankruptcy Court, the plan of reorganization became final resulting in the satisfaction of the FLSA claims.

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

(b)   Reports on Form 8-K-

      A Form 8-K was filed on April 23, 1997 by the Registrant regarding the confirmation of the Company's reorganization plan in the Chapter 11 proceedings which plan incorporated the settlement of the outstanding FSLA claims. Subsequent to the end of the second quarter, a Form 8-K was filed on July 14, 1997 by the registrant regarding the entering of the Agreement and Plan of Merger with Port Royal Holdings, Inc. and
      TKC Acquisition Corp.




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

Dated: 7/25/97            /s/Camden B Scearce
--------------           ------------------------
                         Camden B. Scearce
                        (Vice President and Chief Financial
                         and Accounting Officer)