Form 10-Q
period 1997-09-28
KRYSTAL COMPANY
filed 1997-11-12
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 28, 1997

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






                           THE KRYSTAL COMPANY
                           -------------------
                            September 28, 1997
                            ------------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 28, 1997 and December 29, 1996, and (2) the results of their operations, their changes in shareholders' equity and their cash flows for the nine months ended September 28, 1997 and September 29, 1996, and (3)the results of their operations for the three months ended September 28, 1997 and September 29, 1996 have been included. The results of operations for the interim period ended September 28, 1997 are not necessarily indicative of the results for the full year.




        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                          September 28,    December 29,
                                              1997            1996
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $  5,926       $ 28,765
   Receivables, net                             4,012          2,566
   Income tax receivable                        4,524            -
   Net investment in direct financing
     leases-current portion                       305            562
   Inventories                                  1,890          2,156
   Deferred tax asset                           2,844          8,327
   Prepayments and other                        1,075          1,980
                                              -------        -------
     Total current assets                      20,576         44,356
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion              100            305
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        88,525         91,173
                                              -------        -------
LEASED PROPERTIES, net                          1,509          1,653
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance       6,121          5,638
   Other                                        2,299            745
                                              -------        -------
     Total other assets                         8,420          6,383
                                              -------        -------
       TOTAL ASSETS                          $119,130       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.







                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                           September 28,   December 29,
                                               1997           1996
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  4,756       $  4,535
   Accrued liabilities                         18,257         17,986
   Current portion of long-term debt            2,053            967
   Current portion of capital
     lease obligations                            270            454
   Income taxes payable                           -              822
                                              -------        -------
     Total current liabilities                 25,336         24,764
                                              -------        -------
LIABILITIES SUBJECT TO COMPROMISE,
   excluding current portion                     -            58,317
                                              -------        -------
LONG-TERM DEBT, excluding current portion      34,573          3,090
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,077          2,278
                                              -------        -------
DEFERRED INCOME TAXES                           1,838          2,286
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     9,027          8,447
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Preferred stock, without par value;
     5,000,000 shares authorized:
     no shares issued and outstanding             -              -
   Common stock, without par value;
     15,000,000 shares authorized;
     issued and outstanding, 7,476,088 shares
     at September 28, 1997, and 7,491,768
     shares at December 29, 1996               40,363         40,556
   Retained earnings                            7,318          5,873
   Deferred compensation                       (1,402)        (1,741)
                                              -------        -------
     Total shareholders' equity                46,279         44,688
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $119,130       $143,870
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
               (In thousands, except per share data)(Unaudited)
                                     For The Three          For The Nine
                                     Months Ended,          Months Ended,
                                  ------------------     -------------------
                                  Sept. 28,  Sept. 29,    Sept. 28,  Sept. 29,
                                    1997       1996         1997       1996
                                  --------   --------     --------   --------
REVENUES:
  Restaurant sales                $ 60,331   $ 60,658     $178,815   $175,401
  Franchise fees                        40         49          219        171
  Royalties                            758        713        2,232      2,021
  Other revenues                     1,118      1,012        3,469      3,409
                                   -------    -------      -------    -------
                                    62,247     62,432      184,735    181,002
                                   -------    -------      -------    -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales          50,878     50,607      148,393    145,847
  Depreciation and amortization
    expenses                         2,921      2,845        8,216      8,447
  General and administrative
    expenses                         5,825      6,578       19,656     19,567
  Other expenses, net                  776        791        2,444      2,742
                                   -------    -------      -------    -------
                                    60,400     60,821      178,709    176,603
                                   -------    -------      -------    -------
OPERATING INCOME                     1,847      1,611        6,026      4,399
REORGANIZATION ITEM:
   Professional fees and
     other expenses                (   156)    (  776)     ( 1,218)   ( 2,288)

INTEREST EXPENSE:
  Contractual rate interest        (   884)   (   989)     ( 2,828)   ( 3,002)
  Interest related to certain
    pre-petition liabilities, net      -      (   145)          96    (   459)

INTEREST INCOME                         73        280          517        820
                                   -------    -------      -------    -------
INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES AND
  EXTRAORDINARY ITEM                   880    (    19)       2,593    (   530)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                         279    (     8)         928    (   199)
                                   -------    -------      -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                 601    (    11)       1,665    (   331)
EXTRAORDINARY ITEM:
  Loss on early extinguishment of
   debt, net of applicable income
   tax benefit of $134,000 in 1997     -          -         (  220)       -
                                   -------    -------      -------    -------
NET INCOME (LOSS)                 $    601   $(    11)     $  1,445  $(   331)
                                   =======    =======      =======    =======

EARNINGS (LOSS) PER COMMON SHARE  $   0.08   $   0.00     $   0.19   $(  0.04)
                                   =======    =======      =======    =======
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          7,476      7,492        7,480      7,502
                                   =======    =======      =======    =======

  See accompanying notes to consolidated condensed financial statements.

                  THE KRYSTAL COMPANY AND SUBSIDIARY
                  ----------------------------------
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            -----------------------------------------------
                       FOR THE NINE MONTHS ENDED
                      --------------------------
               SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
               -----------------------------------------
                            (In thousands)
                             (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 29, 1996           $40,556    $ 5,873     $(1,741)

  Net income                             -        1,445         -

  Issuance of 720 common shares to
    management and non-employee
    director under restricted
    stock plan                             4        -        (    4)

  Forfeiture of 16,400 restricted
    shares                           (   197)       -           197

  Amortization of deferred
    compensation                         -          -           146
                                      ------     ------      ------
BALANCE, September 28, 1997          $40,363    $ 7,318     $(1,402)
                                      ======     ======      ======


BALANCE, December 31, 1995           $40,830    $ 8,195     $(2,378)

  Net loss                               -      (   331)        -

  Issuance of 960 common shares to
    management and non-employee
    director under restricted
    stock plan                             4        -        (    4)

  Forfeiture of 36,000 restricted
    shares                           (   278)       -           278

  Amortization of deferred
    compensation                         -          -           272
                                      ------     ------      ------
BALANCE, September 29, 1996          $40,556    $ 7,864     $(1,832)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                              For The Nine Months Ended,
                                              --------------------------
                                              September 28,  September 29,
                                                  1997           1996
                                              -----------   ------------
OPERATING ACTIVITIES:
  Net income(loss)                               $ 1,445        $(  331)
  Adjustments to reconcile net income(loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                  8,216          8,447
    Decrease in deferred tax asset                 5,483            -
    (Decrease) in deferred taxes                 (   448)           -
    Loss on early extinguishment of debt             354            -
    (Increase) in receivables                    ( 1,446)        (   31)
    (Increase) in income tax receivable          ( 4,524)        (  594)
    Decrease in inventories                          266            294
    (Increase)decrease in prepayments and other      905         (  252)
    Increase in accounts payable                     221          2,104
    (Decrease) in income taxes payable           (   822)           -
    Increase in accrued liabilities                  271          6,235
    Other                                        ( 2,136)        (  131)
                                                 --------       --------
      Net cash provided by operating activities
        before reorganization activities           7,785         15,741
                                                 --------       --------
    Changes in liabilities from reorganization
      activities:
      (Decrease) in accounts payable             ( 7,920)        (   11)
      (Decrease) in accrued liabilities          (14,397)        (3,023)
                                                 --------       --------
      Net cash provided by (used in)
        operating activities                     (14,532)        12,707
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 5,507)        (4,149)
    Proceeds from sale of property,
      buildings, and equipment                       554          2,083
    Payments received on net investment in
      direct financing leases                        462            643
                                                 --------       --------
      Net cash used in investing activities      ( 4,491)        (1,423)
                                                 --------       --------
FINANCING ACTIVITIES:
    Decrease in debt from reorganization
      activities                                 (36,000)           -
    Proceeds from borrowing                       36,320            -
    Repayments of long-term debt                 ( 3,751)        (   41)
    Principal payments of capital
      lease obligations                          (   385)        (  512)
                                                 --------       --------
      Net cash used in financing activities      ( 3,816)        (  553)
                                                 --------       --------
NET INCREASE(DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                          (22,839)        10,731

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                            28,765         13,713
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 5,926        $24,444
                                                 ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 6,928        $   513
     Income taxes                                  1,159            637
     Reorganization item: professional fees
      and other expenses                           2,531            618
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

On September 26, 1997(effective September 29, 1997 for accounting purposes), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Port Royal Holdings, Inc. ("Port Royal") and TKC Acquisition Corp. ("Merger Sub") dated July 3, 1997, Port Royal acquired the Company for an aggregate purchase price equal to $108,403,276
(the "Acquisition"). At the closing of the Acquisition, the Merger Sub was merged with and into the Company with the Company as the surviving corporation (the "Merger"). As a result of the Merger, each share of the Company's issued and outstanding stock prior to the Merger was converted into the right to receive $14.50 cash, and the Company became a 100% wholly-owned subsidiary of Port Royal.

The purchase price for the acquisition was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement,
(ii) borrowings under a revolving credit facility of $25 million with SunTrust Bank, Atlanta, N.A., as agent and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million.






Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
      Comparison of the Three Months Ended September 28, 1997
      -------------------------------------------------------
           to the Three Months Ended September 29, 1996
           --------------------------------------------

Total revenues decreased 0.3% to $62.2 million for the third quarter of 1997 compared to $62.4 million for the same period of 1996. Restaurant sales decreased $327,000 in the third quarter of 1997 compared to the same period in 1996, although for the 249 units open the third quarter 1997 and 1996 restaurant sales increased $115,000 during the third quarter 1997 compared to the same period of 1996. This increase was offset by the closing of one restaurant at the end of the third quarter 1996 and a second restaurant at year end 1996 for which combined sales for the third quarter 1996 were $442,000. Company-owned average same restaurant sales were $242,000 for the third quarter of 1997 and for the same period in 1996.
Price increases, new advertising and promotional programs and continuing improvements in operations at the restaurant level helped to offset this decline in the number of restaurants. The Company had 249 restaurants open at the end of the third quarter of 1997 compared to 250 at the end of the third quarter of 1996.

Franchise fees and royalties increased $36,000 to $798,000 in the third quarter of 1997 versus the same period in 1996. The franchise system had 95 restaurants open at the end of the third quarter of 1997 compared to 83 open at the end of the third quarter of 1996. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $1.1 million in the third quarter of 1997 compared to $1.0 million in the third quarter of 1996. This increase was a result of increased fuel sales and lease operation revenue.

The average customer check for Company-owned restaurants (both full service and double drive-thru) in the third quarter of 1997 was $3.83 as compared to $3.65 in the same period of 1996, an increase of 4.9%. The changes in average customer check are due to product prices increasing approximately 4.0% in the third quarter of 1997 over the same period in 1996, and introducing promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 690 in the third quarter of 1997 compared to 721 in the same period of 1996, a decrease of 4.3%. The customer count decline is partly attributable to a new cash register being installed throughout the system which counts a customer with each sale registered rather than each time the cash drawer is opened as the prior register system did. Conversion was completed in 208 restaurants at September 28, 1997, and management believes this change has reduced reported customer counts by approximately 1.6%, but produces a more accurate customer count.

Cost of restaurant sales increased $271,000, approximately 0.5%, to $50.9 million in the third quarter of 1997, from $50.6 million in the same period of 1996. Cost of restaurant sales as a percentage of restaurant sales increased to 84.3% in the third quarter of 1997 from 83.4% in the same period of 1996. Total food and paper costs were $19.6 million in the third quarter of 1997 as compared to $20.1 million in the third quarter of 1996. Food and paper costs as a percentage of restaurant sales decreased to 32.5% in the third quarter of 1997 as compared to 33.1% in the same period of 1996. Direct labor cost increased $305,000 in the third quarter of 1997, approximately 2.3%, to 22.5% of restaurant sales in the third quarter of 1997 as compared to 21.9% in the third quarter of 1996. Most of this increase is due to the increase in the minimum wage in the last month of the third quarter of 1997. Assistant restaurant manager labor cost increased $78,000, approximately 3.0%, in the third quarter of 1997 compared to the third quarter of 1996. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.5% in the third quarter of 1997 from 4.3% in the same period of 1996. Restaurant manager labor cost increased $57,000, approximately 3.1%, due to average salary increases for the third quarter of 1997.

Depreciation and amortization expenses increased $76,000, approximately 2.7%, to $2.9 million in the third quarter of 1997 as compared to $2.8 million for the same period in 1996. This increase in the third quarter of 1997 is due to some assets being fully depreciated in 1996 and new assets added in 1996 and 1997 having depreciation expense in the third quarter of 1997 and having none in the third quarter of 1996.

General and administrative expenses were approximately $5.8 million in the third quarter of 1997 as compared to $6.6 million for the same period in 1996. Advertising expense was approximately $2.5 million in the third quarter compared to $2.6 million in the same period of 1996. Advertising expense as a percentage of restaurant sales was 4.2% in the third quarter of 1997 compared to 4.3% in the same period of 1996. Salaries were $1.9 million in the third quarter of 1997 and 1996. Cash value of life insurance on certain executives reduced premium expenses by $189,000 in the third quarter of 1997 compared to a reduction of $30,000 in the same period of 1996. Pension expense decreased $359,000 to income of $200,000 in the third quarter of 1997 from an expense of $159,000 in the same period of 1996. The improvements in cash value of life insurance and pension expense in 1997 are due to increased investment returns in 1997 compared to 1996.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the third quarter of 1997 was $156,000 as compared to $776,000 for the same period in 1996.

Contractual rate interest expense decreased $105,000 during the third quarter of 1997 compared to the same period in 1996, primarily due to a $3.0 million reduction to a $37.0 million average of outstanding long-term debt in the third quarter of 1997 compared to $40.0 million during the same period of 1996. There was no interest expense related to certain pre-petition liabilities in the third quarter of 1997 compared to $145,000 in the same period of 1996. Interest income was down $207,000 because less cash was available for investments in the third quarter of 1997 compared to same period of 1996.

Provision for income taxes increased to $279,000 in the third quarter of 1997 from a tax benefit of $8,000 in the same period of 1996. The effective tax rate of 32.0% reflects the statutory income tax rates, reduced by immaterial adjustments to the Company's deferred tax accounts.



            Comparison of the Nine Months Ended September 28, 1997
            ------------------------------------------------------
                  to the Nine Months Ended September 29, 1996
                  -------------------------------------------

Total revenues increased 2.1% to $184.7 million for the first nine months of 1997 compared to $181.0 million for the same period of 1996. Restaurant sales accounted for $3.4 million of this $3.7 million increase. Restaurant sales for 249 units open the first nine months of 1997 and 1996 increased $5.4 million during the first nine months of 1997 compared to the same period in 1996 but were partially offset by the closing of seven restaurants at various times during 1996 whose combined sales were $2.0 million during the same period of 1996. Company-owned average same restaurant sales for the first nine months of 1997 were $721,000 compared to $699,000 for the same period in 1996, an increase of 3.1%. The Company's management believes the 1997 first nine months sales increase can be attributed to several factors, including price increases, new advertising and promotional programs, continuing improvements in operations at the restaurant level and the mild weather in the southeast in the first quarter 1997 as compared to the same period in 1996. The Company had 249 restaurants open at the end of the first nine months of 1997 compared to 250 at the end of the first nine months of 1996.

Franchise fees and royalties increased $259,000 to $2.5 million in the first nine months of 1997 versus the same period in 1996. The franchise system had 95 restaurants open at the end of the first nine months of 1997 compared to 83 open at the end of the same period in 1996. This increase in franchise fees and royalties is a result of the increase in franchised restaurants.

Other revenue, which comes from the Company's aviation subsidiary, was $3.5 million in the first nine months of 1997 compared to $3.4 million in the same period of 1996.

The average customer check for Company-owned restaurants (both full size and double drive-thru) in the first nine months of 1997 was $3.78 as compared to $3.55 in the same period of 1996, an increase of 6.5%. The changes in average customer check are due to product prices increasing approximately 3.7% in the first nine months of 1997 over the same period in 1996, and introducing promotional products and menu combinations which increased the average customer check. Customer counts per restaurant day decreased to 691 in the first nine months of 1997 compared to 709 in the same period of 1996, a decrease of 2.5%. The customer count decline is partly attributable to a new cash register being installed throughout the system which counts a customer with each sale registered rather than each time the cash drawer is opened as the prior register system did. Conversion was completed in 208 restaurants at September 28, 1997, and management believes this change has reduced reported customer counts by approximately 1.7%, but produces a more accurate customer count.

Cost of restaurant sales increased $2.5 million, approximately 1.8%, to $148.4 million in the first nine months of 1997, from $145.8 million in the same period of 1996. Cost of restaurant sales as a percentage of restaurant sales decreased to 83.0% in the first nine months of 1997 from 83.2% in the same period of 1996. Total food and paper costs were $57.7 million in the first nine months of 1997 as compared to $56.2 million in the same period of 1996. Food and paper costs as a percentage of restaurant sales increased to 32.3% in the first nine months of 1997 as compared to 32.0% in the same period of 1996. Direct labor cost increased $522,000 in the first nine months of 1997, approximately 1.3%, to 22.3% of restaurant sales in the first nine months of 1997, versus 22.4% in the same period of 1996. Assistant restaurant manager labor cost increased $494,000, approximately 6.3%. Assistant restaurant manager labor cost as a percentage of restaurant sales increased to 4.7% in the first nine months of 1997 from 4.5% in the same period of 1996. Restaurant manager labor cost increased $90,000, approximately 1.6%, due to average salary increases for the first nine months of 1997.

Depreciation and amortization expenses decreased $231,000, approximately 2.7%, to $8.2 million in the first nine months of 1997 as compared to $8.4 million for the same period in 1996. This decrease in the first nine months of 1997 is due to certain assets being fully depreciated in late 1996.

General and administrative expenses increased by $89,000, approximately 0.5%, to $19.7 million in the first nine months of 1997 versus $19.6 million in the same period of 1996. Advertising expense was approximately $7.5 million in the first nine months of 1997, down from $7.6 million in the same period of 1996. Advertising expense as a percentage of restaurant sales was 4.2% in the first nine months of 1997 compared to 4.4% in the same period of 1996. Salaries increased $287,000, approximately 5.0%, to $6.0 million in the first nine months of 1997 from $5.7 million in the same period of 1996. This increase in salaries was primarily the result of accruing $226,000 for profit incentive bonuses in 1997; no accrual was made in 1996 as there was a year-to-date net loss.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during the first nine months of 1997 was $1.2 million as compared to $2.3 million in the same period of 1996.

A reducing adjustment of $331,000 in interest related to certain pre-petition liabilities, net, resulted in $96,000 of income during the first nine months of 1997 compared to expense of $459,000 in the same period of 1996. Interest income decreased $303,000 for the first nine months of 1997 compared to the same period in 1996 due to the reduction in cash and temporary investments from 1996.

Provision for income taxes increased to $928,000 in the first nine months of 1997 as compared to an income tax benefit of $199,000 for the same period in 1996, when the Company recorded a net loss for the period. The effective tax rate of 36.0% approximates the combined statutory federal and state income tax rates.

The write-off of unamortized financing costs in conjunction with extinguishment of debt of $334,000 pre-tax was recorded in the first nine months of 1997.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The terms and provisions of the Company's reorganization plan were approved by the Bankruptcy Court on April 10, 1997 and became effective April 23, 1997. The confirmed plan, which was substantially executed during the second quarter of 1997, provided for the following:

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

--the payment of holders of about $7.6 million of trade claims of 100% of their claims with interest at 8.5% per annum for the period
December 15, 1995 - April 23, 1997.

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and, had a working capital deficit of $4.8 million at September 28, 1997 compared to a working capital surplus of $15.9 million at September 29, 1996. At September 29, 1996, approximately $26.4 million of liabilities classified as Liabilities Subject to Compromise during Chapter 11 status, would otherwise have been classified as Current Liabilities.

Capital expenditures totaled approximately $5.5 million in the first nine months of 1997 compared to $4.1 million for the same period in 1996. The Company opened no new restaurants during the first nine months of 1997 or the same period in 1996. Approximately $7.6 million is budgeted for capital expenditures in 1997 for refurbishing of certain restaurants and ongoing capital improvements. The Company owns approximately 53.8% of its restaurant sites and leases the remainder.

On September 26, 1997 (effective September 29, 1997 for accounting purposes), the Company was acquired by Port Royal Holdings as described in Notes to Consolidated Financial Statements. The transaction was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement, (ii) borrowings under a revolving credit facility of $25 million with SunTrust Bank, Atlanta, N.A., as agent and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million.

The senior notes bear interest at 10.25% per annum and mature
October 1, 2007. Interest on the notes is payable semi-annually on April 1 and October 1 of each year commencing April 1, 1998. The notes are redeemable in whole or in part on or after April 1, 2002, at the option of the Company at prescribed prices. In addition, prior to April 2000 the Company may, subject to certain conditions, redeem up to 35% of the senior notes with the net proceeds of one or more equity offerings at a redemption price equal to 110.25%. The notes are guaranteed by the Company's subsidiary but are unsecured.

The Senior Secured Revolving Credit Facility is with a group of banks and accrues interest at 0.0% to 0.5% over base rate or 1.0% to 2.5% over Eurodollar rates based on the Company's Funded Debt Coverage Ratio.
The facility matures August 26, 2000, and is secured by all the tangible and intangible assets of the Company.

After acquisition of the Company's common stock, refinancing existing debt and payment at closing of $6.3 million of transaction costs and fees, the Company had available cash of approximately $5.9 million and an available revolving loan facility of $9.5 million of which approximately $4.0 million was used for letters of credit. Management believes funds from operations, existing cash and the available credit facility will be sufficient to meet its operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.



PART II       OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.
      Computation of per share earnings is shown on the Registrant's Consolidated Statements of Operations.

(b)   Reports on Form 8-K-

      A Form 8-K was filed on July 14, 1997 by the Registrant regarding the entering of the Agreement and Plan of Merger with Port Royal Holdings. Subsequent to the end of the third quarter, a Form 8-K was filed on October 10, 1997 by the Registrant announcing the consummation of the merger with Port Royal Holdings.







                    THE KRYSTAL COMPANY AND SUBSIDIARY
                    ----------------------------------
                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the thereunto duly authorized.





                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: 11/12/97          /s/Clay H. Buckner, Jr.
--------------           ------------------------
                         Clay H. Buckner, Jr.
                        (Treasurer, Controller and Principal
                            Accounting Officer)