Form 10-K
period 1997-12-28
KRYSTAL COMPANY
filed 1998-03-26
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 28, 1997
                       Commission File Number 0-20040

                          THE KRYSTAL COMPANY
          (Exact name of registrant as specified in its charter)

              Tennessee                           62-0264140
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)              Number)

              One Union Square, Chattanooga, Tennessee           37402
              (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code:  (423) 757-1550

           Securities registered pursuant to Section 12 (g) of the Act:

       Title of each class          Name of each exchange on which registered
       -------------------          -----------------------------------------
              None                                  None

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

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 20, 1998.

    This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. No annual report or proxy statement has been sent to security holders and no such annual report or proxy statement is anticipated to be sent to security holders.



                                  PART  I

Item 1.  Business

(A) General Development of Business

The Company was founded in 1932 as a single restaurant in Chattanooga, Tennessee by R. B. Davenport, Jr. and J. Glenn Sherrill. The Company expanded steadily in subsequent years, entering the Georgia market in 1936, and during the 1950's and 1960's, began relocating restaurants from urban to suburban locations and transforming its format from "cook-to-order" items to a more standardized menu.

The Company's centerpiece of growth was its namesake, the KRYSTAL, a small, square hamburger with steamed-in flavor served hot and fresh off the grill. As competition in the restaurant industry increased in the late 1980's, the Company firmly maintained its market niche by emphasizing the unique KRYSTAL. Krystal restaurants have continued to emphasize the KRYSTAL and have built their customer base around this and other items such as "Krystal Chili," "Chili Pups," "Corn Pups," the "Sunriser," a specialty breakfast sandwich, and the "Country Breakfast."

On December 15, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, solely for the purpose of completely and finally resolving various claims of former and current employees alleging violations of the Fair Labor Standards Act. On April 10, 1997 the Bankruptcy Court approved the Reorganization Plan including the settlement of the FLSA claims which became effective April 23, 1997. All allowed claims under the Reorganization Plan have been paid.

On September 26, 1997 (effective September 29, 1997 for accounting purposes), the Company was acquired by Port Royal Holdings, Inc. ("Port Royal") (the "Acquisition"). At the closing of the Acquisition, a wholly-owned subsidiary of Port Royal, was merged with and into the Company (the "Merger") and the Company as the surviving corporation retained the name "Krystal." As a result of the Acquisition and Merger, Port Royal became the owner of 100% of the common stock of the Company.

(B) Financial Information about Industry Segments

See Part II, Item 7 Results of Operations.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service hamburger restaurants. In
1995, the Company began to develop and franchise smaller KRYSTAL restaurants located in non-traditional locations such as convenience stores. The Company has been in the fast food restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. At December 28, 1997, the Company owned 238 KRYSTAL restaurants and 10 KRYSTAL KWIK restaurants in eight states in the southeastern United States. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. Franchisees operated 41 KRYSTAL restaurants, 33 KRYSTAL KWIK restaurants and
27 KRYSTAL restaurants in non-traditional locations as of December 28, 1997.

The Company also owns one and leases 27 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases or leases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Through a subsidiary company, the Company began operating a fixed base hangar and airplane fueling operation in 1977 and managing the leasing of airplanes in 1989.

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

Working capital practice --

See Part II, Item 7 Liquidity and Capital Resources.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position, or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 1997, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 1997, the Company's average number of employees was approximately 8,500.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company owns one and leases 27 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.


Item 2.  Properties

See Notes 4 and 10 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters

  (a) Price Range of Common Stock. On September 26, 1997, the Company was acquired by Port Royal through the merger of a wholly-owned subsidiary of Port Royal with and into the Company. As a result of the merger, Port Royal is the owner of 100% of the common stock of the Company and no public trading market for the Company's stock exists. The Company's Common Stock formerly traded over-the-counter on the NASDAQ National Market System under the symbol KRYS. The following table sets forth the high and low closing sales prices per share of the Company's common stock as reported by the NASDAQ National Market System for the periods indicated for 1996 and through September 26, 1997:

                                      High         Low
                                     ------       -----
              1996
               First Quarter          $5.375       $4.00
               Second Quarter          5.25         4.125
               Third  Quarter          5.75         4.75
               Fourth Quarter          6.375        5.25

                                      High         Low
                                     ------       -----
              1997
               First Quarter         $ 7.50       $5.00
               Second Quarter          5.75        4.875
               Third  Quarter         15.00        4.875
               Fourth Quarter          N/A           N/A


  (b) Holders of common stock. As noted above, Port Royal is the owner of 100% of the common stock of the Company.

  (c) Dividends. The Company has historically not declared dividends on its common stock and has no present intention to do so in the near future.

Item 6.  Selected Financial Data

The selected financial data listed below for each of the periods ended December 29, 1996, December 31, 1995, January 1, 1995,
January 2, 1994 and the nine months ended September 28, 1997 and the three months ended December 28, 1997 was derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                Three  |   Nine
                                Months |   Months
                                Ended  |   Ended            Fiscal Year Ended
                               --------|----------  --------------------------------------
                              Dec. 28, |  Sep. 28,  Dec. 29,  Dec. 31,  Jan. 1,  Jan. 2,
                                1997   |   1997       1996     1995      1995     1994
                               --------|----------  --------------------------------------
                                       |         (In thousands)
Statement of Operations data:          |
Revenues:                              |
  Restaurant sales             $61,440 |$178,815  $236,470  $239,376  $239,104  $228,468
  Franchise fees                   130 |     219       349       618       796       533
  Royalties                        828 |   2,232     2,778     2,420     1,880     1,157
  Other revenue                  1,290 |   3,469     4,671     5,614     6,542     6,575
                              ---------|------------------------------------------------
                                63,688 | 184,735   244,268   248,028   248,322   236,733
                              ---------|------------------------------------------------
                                       |
Cost and expenses               61,424 | 178,710   240,342   253,440   236,190   222,843
                                       |
Operating income (loss)          2,264 |   6,025     3,926   ( 5,412)   12,132    13,890
Income (loss) before cumulative        |
  effect of accounting changes         |
  and extraordinary item       $ ( 539)|$  1,665  $( 2,422) $( 5,324) $  6,189  $  7,466
                                       |
                                       |
Balance Sheet Data:                    |
  Working capital (deficit)    $(8,886)| $(4,760) $ 19,592  $ 13,442  $ (1,353)  $(7,323)
  Property owned and                   |
   leased, net                 102,860 |  90,034    92,826   100,409   100,888    85,761
  Total assets                 190,121 | 119,130   143,870   132,695   130,786   105,972
  Long term debt, net of               |
    current portion            112,174 |  34,573     3,090     3,621    40,053    25,512
  Long term debt subject               |
    to compromise                 -    |    -       36,000    36,000      -         -
  Capital lease obligations,           |
    net of current portion       2,029 |   2,077     2,278     2,754     3,438     4,093
                                       |


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this report. On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly owned subsidiary of, Port Royal Holdings, Inc. The acquisition and merger were accounted for using the purchase method of accounting. As a result, the following discussion of the three months ended December 28, 1997, is not fully comparable to other periods reported in these financial statements. The results of the nine months ended September 28, 1997, is compared to the year ended December 29, 1996. These comparisons are not entirely compatible as noted below.

General --

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 249 at the end of 1996 to 248 at the end of 1997. Royalties and franchise fees from franchisees have been a small portion of the Company's revenues to date. The total number of franchised restaurants grew by 13.0% in 1997 from 89 at the end of 1996 to 101 at the end of 1997. The Company expects its franchisees to develop 20 new restaurants during fiscal 1998. The Company also operates through its wholly owned subsidiary a fixed based airport hangar operation in Chattanooga, Tennessee. Revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

The Company expects to open five new full-size restaurants in fiscal 1998. Management estimates that approximately $4.4 million will be required to finance the Company's cost of constructing these restaurants. Funds required to finance the Company's restaurant expansion program are projected to be provided by cash flow from operations, available cash of approximately $5.5 million at December 28, 1997, and an unused credit line of approximately $10.3 million at December 28, 1997.

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will occasionally have a 53 week fiscal year.
The years ended December 31, 1995 and December 29, 1996 were 52 week fiscal years. The period December 30, 1996 through December 28, 1997 is a 52 week period.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Other expenses, such as depreciation and amortization and general and administrative expenses, relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions.

Petition for relief under Chapter 11--

On December 15, 1995, Krystal filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee in Chattanooga, Tennessee (the "Court"), for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 ("FLSA").
Under Chapter 11, enforcement of certain pre-petition unsecured claims were stayed, while Krystal continued operations in the ordinary course of business as a debtor-in-possession. Those unsecured stayed claims are reflected in the December 29, 1996 consolidated balance sheet as liabilities subject to compromise.

A plan of reorganization, as amended (the "Plan") was formally filed on February 24, 1997. The Plan was confirmed by the U.S. Bankruptcy Court on April 10, 1997. The Plan, which became effective April 23, 1997, provided for full payment of all administrative expenses, tax claims, priority claims and secured claims. The Plan also provided for full payment of unsecured claims which includes trade and financial creditors. The Plan further provided for interest of 8.5% per annum for unsecured trade creditors and for the payment of 1.3% per annum penalty interest on the unsecured senior notes held by financial creditors.

In April 1997, the Company obtained sufficient financing from a financial lending institution to pay all allowed claims as defined in the Plan.
As of December 28, 1997, Krystal has paid all claims associated with the Chapter 11 Bankruptcy.

For the nine months ended September 28, 1997 and the year ended
December 29, 1996, interest income of approximately $125,000 and $375,000, respectively, earned on excess cash due to the bankruptcy has been recorded as a reduction in interest expense related to certain pre-petition liabilities which include the 1.3% penalty interest on senior notes and the 8.5% interest expense associated with the unsecured pre-petition trade payables. All other interest income and contractual interest expense incurred in the ordinary course of business has been reported separately in the accompanying consolidated statement of operations for the nine months ended
September 28, 1997 and the year ended December 29, 1996.

Professional and other fees of $1,218,000, $3,846,000, and $184,000 for the nine months ended September 28, 1997 and the years ended December 29, 1996 and December 31, 1995, respectively and incurred as a result of Krystal's Chapter 11 filing have been segregated from expenses related to ordinary operations and reported as a reorganization item in the accompanying consolidated statements of operations.

Results of Operations --

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.


                                      Three  |   Nine
                                      Months |   Months
                                      Ended  |   Ended     Fiscal Year Ended
                                   ----------|----------  -------------------
                                     Dec. 28,|  Sep. 28,    Dec.29,  Dec. 31,
                                       1997  |   1997        1996     1995
                                   ----------|----------  --------  --------
Revenues:                                    |
  Restaurant sales                   96.5%   |  96.8%        96.8%     96.5%
  Franchise fees                      0.2    |   0.1          0.2       0.2
  Royalties                           1.3    |   1.2          1.1       1.0
  Other revenue                       2.0    |   1.9          1.9       2.3
                                   ----------|----------  --------  --------
                                    100.0    | 100.0        100.0     100.0
                                   ----------|----------  --------  --------
Costs and expenses:                          |
  Cost of restaurant sales           79.4    |  80.3         80.1      79.4
  Depreciation and amortization       5.2    |   4.5          4.7       5.0
  General and administrative                 |
    expenses                         10.4    |  10.6         10.4      10.4
  Other expenses, net                 1.4    |   1.3          1.6       1.8
  Provision for loss on restaurant           |
    closings and other property              |
    write-downs                        -     |    -            -        1.6
  Special charge                       -     |    -           1.6       4.0
                                   ----------|----------  --------  --------
                                     96.4    |  96.7         98.4     102.2
                                   ----------|----------  --------  --------
Operating income (loss)               3.6    |   3.3          1.6      (2.2)
Reorganization expense                 -     |  (0.7)        (1.6)     (0.1)
Interest expense:                            |
  Contractual rate interest, net     (4.6)   |  (1.3)        (1.3)     (1.3)
  Interest related to certain                |
    pre-petition liabilities, net      -     |   0.1         (0.3)       -
                                   ----------|----------  --------  --------
Income (loss) before provision               |
  for income taxes and                       |
  extraordinary item                 (1.0)   |   1.4         (1.6)     (3.6)
Provision for (benefit from)                 |
  income taxes                       (0.2)   |   0.5         (0.6)     (1.5)
                                   ----------|----------  --------  --------
Income (loss) before extraordinary           |
  item                               (0.8)   |   0.9         (1.0)     (2.1)
Extraordinary charge for early               |
  Retirement of debt                   -     |  (0.1)          -         -
                                   ----------|----------  --------  --------
Net income (loss)                    (.08)%  |   0.8%        (1.0)%    (2.1)%
                                   ==========|==========  ========  ========
                                             |


Three months ended December 28, 1997 --

Company-owned average same restaurant sales were $247,000 for the fourth quarter of 1997. One restaurant was closed during the quarter ended
December 28, 1997, reducing Company-owned restaurants to 248 from 249. The franchise system had 101 restaurants open at the end of the fourth quarter of 1997 compared to 95 open during the quarter ended September 28, 1997.

The average customer check for Company-owned restaurants (both full service and double drive-thru) in the fourth quarter of 1997 was $3.85. Customer counts per restaurant day were 715 in the fourth quarter.

Cost of restaurant sales as a percentage of restaurant sales was 82.3% during the fourth quarter 1997. Total food and paper costs were $19.8 million or 32.2% of restaurant sales for the period. Direct labor cost was $14.0 million or 22.7% of restaurant sales. Assistant restaurant manager labor cost was $2.6 million or 4.3% of restaurant sales for the period. Restaurant manager labor was $1.8 million or 3.0% or restaurant sales for the fourth quarter 1997.

General and administrative expenses were $6.6 million for the fourth quarter 1997. Advertising expense was $2.5 million or 4.1% of restaurant sales for the period. Salaries were $2.0 million for the fourth quarter 1997.

Benefit from income taxes was $138,000 for the fourth quarter 1997. The effective income tax rate of 20.4% is less than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill.


Comparison of the Nine Months Ended September 28, 1997
  to the Fiscal Year Ended December 29, 1996

The following discussion compares a nine month period of operations in 1997 to a twelve month period in 1996.

Total revenues were $184.7 million or 24.4% lower for the first nine months of 1997 ("fiscal 1997") compared to $244.3 million for the twelve months ended December 29, 1996 ("fiscal 1996"). Restaurant sales accounted for $57.7 million of this $59.6 million decrease. Company-owned average same restaurant sales per week for fiscal 1997 were $18,500 compared to $18,200 for fiscal 1996, an increase of 1.6%. The Company's management believes the fiscal 1997 per unit weekly sales increase can be attributed to several factors, including price increases, new advertising and promotional programs, continuing improvements in operations at the restaurant level and the mild weather in the southeast in the first quarter 1997 as compared to fiscal 1996. The Company had 249 restaurants open at the end of fiscal 1997 and 1996.

Franchise fees and royalties decreased $676,000 to $2.5 million in fiscal
1997 versus fiscal 1996. Expressed on a per week basis, fiscal 1997 increased 4.5% to $62,800 compared to $60,100 for fiscal 1996. This increase in franchise fees and royalties on a per week basis is a result of an increase in franchise restaurants. The franchise system had 95 restaurants open at the end of fiscal 1997 compared to 89 open at the end of fiscal 1996.


Other revenue, which is generated primarily from the Company's aviation subsidiary, was $3.5 million in fiscal 1997 compared to $4.7 million in fiscal 1996. Expressed on a per week basis, fiscal 1997 decreased 1.0% to $88,900 compared to $89,800 for fiscal 1996.

The average customer check for Company-owned restaurants (both full size and Double drive-thru)in fiscal 1997 was $3.78 as compared to $3.60 in fiscal 1996, an increase of 5.0%. The increase in average customer check are due primarily to product price increases of approximately 3.7% in fiscal 1997 over fiscal 1996, and the introduction of promotional products and menu combinations. Customer counts per restaurant day decreased to 691 in fiscal 1997 compared to 714 in fiscal 1996, a decrease of 3.2%. In addition to fiscal 1996 having the benefit of the Christmas shopping season (which increases customer counts), the customer count decline is partly attributable to a new cash register being installed throughout the system which counts a customer with each sale registered rather than each time the cash drawer is opened. Conversion was completed in 208 restaurants at September 28, 1997, and management believes this change has reduced customer counts by approximately 1.7%, but produces a more accurate customer count.

Cost of restaurant sales was $148.4 million in fiscal 1997 compared to $195.7 million in fiscal 1996. Cost of restaurant sales as a percentage of restaurant sales increased to 83.0% in fiscal 1997 from 82.8% in fiscal 1996. This increase is primarily the result of increases in food and paper costs and labor expenses. Total food and paper costs were $57.7 million in fiscal 1997 as compared to $76.2 million in fiscal 1996. Food and paper costs as a percentage of restaurant sales increased to 32.3% in fiscal 1997 as compared to 32.2% in fiscal 1996. Direct labor cost was $39.9 million in fiscal 1997 versus $52.7 million in fiscal 1996. Direct labor cost as a percentage of restaurant sales was 22.3% for both fiscal 1997 and fiscal 1996. Assistant restaurant manager labor cost was $8.3 million in fiscal 1997 compared to $10.6 million in fiscal 1996. Assistant restaurant manager labor as a percentage of restaurant sales was 4.7% in fiscal 1997 versus 4.5% in fiscal 1996. Restaurant manager labor cost was $5.6 million in fiscal 1997 compared to $7.2 million in fiscal 1996. As a percentage of restaurant sales, restaurant manager labor was 3.1% in both fiscal 1997 and fiscal 1996.

Depreciation and amortization expenses were $8.2 million in fiscal 1997 as compared to $11.4 in fiscal 1996. Expressed on a per week basis, fiscal 1997 decreased 3.7% to $211,000 per week compared to $219,000 per week in fiscal 1996. This decrease in fiscal 1997 is due primarily to some assets becoming fully depreciated in late 1996.

General and administrative expenses were $19.7 million in fiscal 1997 versus $25.4 million in fiscal 1996. Advertising expense was approximately $7.5 million in fiscal 1997 compared to $9.9 in fiscal 1996. Advertising expense as a percentage of restaurant sales was 4.2% in both 1997 and 1996. Salaries were $6.0 million in fiscal 1997 compared to $7.7 million in fiscal 1996. Expressed on a per week basis, fiscal 1997 increased 3.4% to $154,000 versus $149,000 in fiscal 1996. This increase in salaries was primarily the result of accruing $226,000 for profit incentive bonuses in fiscal 1997; none were accrued in fiscal 1996.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company is expensing Reorganization Items as incurred. The total of such professional fees and expenses during fiscal 1997 was $1.2 million as compared to $3.8 million in 1996.

A reducing adjustment of $331,000 in interest related to certain pre-petition liabilities, net, resulted in interest income of $96,000 during fiscal 1997 compared to expense of $791,000 in fiscal 1996. Contractual rate interest expense, net of interest income was $2.3 million in fiscal 1997 compared to $3.2 million in fiscal 1996. Expressed on a per week basis, fiscal 1997 was $59,000 compared to $61,000 in 1996.

Provision for income taxes was $928,000 in fiscal 1997 as compared to an income tax benefit of $1.5 million for fiscal 1996. The effective tax rates of 36% in 1997, and 38% in 1996 approximate the combined statutory federal and state income tax rates.

An extraordinary charge of $334,000 (pre tax) was recorded in 1997 to write-off unamortized financing costs related to debt extinguished during 1997.


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

Same restaurant sales declined 0.4% in 1996 versus 1995. The principal cause of this decrease was a 3.9% decrease in average customer count per restaurant day to 714 in 1996 from 743 in 1995. Product prices increased approximately 2.2% in 1996 over 1995. The average customer check in 1996 was $3.59 for Company-owned KRYSTAL restaurants and $3.90 for Company-owned KRYSTAL KWIK restaurants as compared to $3.46 and $3.80, respectively, in 1995, an increase of approximately 3.8% and 2.6%, respectively. The Company's management believes that the major national chains deep discounting and heavy advertising combined with the over-expansion within the industry limited the Company's opportunities for increasing market share. Given the competitive environment, the Company deferred capital outlays for new restaurant development and concentrated on building same restaurant sales to the levels experienced in the early 1990's.

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

Professional fees and expenses related to the Chapter 11 proceedings increased $3.7 million to $3.8 million in 1996 compared to $184,000 in 1995. The Company operated under Chapter 11 all of 1996 versus 16 days in 1995.

Contractual rate interest decreased $129,000 to $4.0 million in 1996 compared to $4.1 million in 1995 due to reductions in principal in 1995 before the Chapter 11 filing stayed further principal payments.

Interest related to certain pre-petition liabilities was intended to compensate creditors for the loss of use of funds during the Chapter 11 period.
$1,200,000 was recorded for this expense in 1996, net of approximately
$375,000 of interest income from the investment of funds which, except for the Chapter 11 restrictions, would have paid vendors' accounts.

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

Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $8.9 million at December 28, 1997, compared to a working capital surplus of $19.6 million at December 29, 1996. This surplus resulted from approximately $30.8 million of liabilities classified as Liabilities Subject to Compromise during the Chapter 11 period, which would otherwise have been classified as Current Liabilities at December 29, 1996.

Capital expenditures totaled approximately $7.1 million for the 12 months of 1997, compared to $6.5 million in 1996. The Company closed one restaurant in 1997 and seven in 1996. Approximately $17.9 million is budgeted for capital expenditures in 1998 for building five restaurants to open in 1998, beginning construction and/or acquiring land for thirteen restaurants to open in 1999, refurbishing of certain restaurants and on-going capital improvements. The Company owns approximately 54.0% of its restaurant locations and leases the remainder.

At December 28, 1997, the Company had existing cash balances of $5.5 million, an income tax receivable of $4.6 million and an unused credit line of $10.3 million. The Company expects these funds and funds from operations will be sufficient to meet its operating requirements for the foreseeable future.

Budgeted Capital Expenditures --

Management believes that existing cash, income tax receivable, unused credit line and cash flow from operations will be sufficient to meet its anticipated capital expenditures and other obligations for the next 12 months.

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

Year 2000 --

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems is estimated to be replaced with fully compliant new systems. The total cost of the software and implementation is estimated to be $1,500,000 to $2,000,000 which will be capitalized as incurred. The actual cash payments will be made in 1998 as the implementation is expected to be completed.

The Company does not currently have any information concerning the year 2000 compliance status of its suppliers. In the event that any of the Company's significant suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
The Krystal Company:


We have audited the accompanying consolidated balance sheet of The Krystal Company (a Tennessee corporation) and subsidiary ("Post-Merger Company") as of December 28, 1997 (see Note 1) and the related consolidated statements of operations, shareholders' equity and cash flows for the three months then ended. We have also audited the accompanying consolidated balance sheet of The Krystal Company (a Tennessee corporation) and subsidiary ("Pre-Merger Company") as of December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended September 28, 1997 and the years ended December 29, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of December 28, 1997 and the results of its operations and its cash flows for the three months then ended and the financial position of the Pre-Merger Company as of December 29, 1996 and the results of its operations and its cash flows for the nine months ended September 28, 1997 and for the years ended December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 9, 1998




                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)
                                           -----------  |  -----------
                                           Post-Merger  |  Pre-Merger
                                             Company    |    Company
                                           -----------  |  -----------
                                           December 28, |  December 29,
                                              1997      |     1996
                                           -----------  |  -----------
                                                        |
                                                        |
                       ASSETS                           |
CURRENT ASSETS:                                         |
   Cash and temporary investments            $   5,507  |    $ 28,765
   Receivables, net                              1,477  |       2,566
   Income tax receivable                         4,582  |          --
   Net investment in direct financing                   |
     leases-current portion                        247  |         562
   Inventories                                   2,241  |       2,156
   Deferred income taxes                         2,736  |       8,327
   Prepayments and other                           830  |       1,980
                                              --------  |     -------
     Total current assets                       17,620  |      44,356
                                              --------  |     -------
NET INVESTMENT IN DIRECT FINANCING                      |
   LEASES, excluding current portion                58  |         305
                                              --------  |     -------
PROPERTY, BUILDINGS AND EQUIPMENT, net         101,200  |      91,173
                                              --------  |     -------
LEASED PROPERTIES, net of accumulated                   |
   amortization of $53 at December 28,                  |
   1997 and $3,162 at December 29, 1996          1,660  |       1,653
                                              --------  |     -------
OTHER ASSETS:                                           |
   Cash surrender value of life insurance        6,266  |       5,638
   Prepaid pension asset                         8,955  |          --
   Deferred financing costs, net                 5,359  |         375
   Goodwill, net                                48,674  |          --
   Other                                           329  |         370
                                              --------  |     -------
     Total other assets                         69,583  |       6,383
                                              --------  |     -------
                                             $ 190,121  |   $ 143,870
                                               =======  |     =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)
                                           -----------  |  -----------
                                           Post-Merger  |  Pre-Merger
                                             Company    |    Company
                                           -----------  |  -----------
                                           December 28, |  December 29,
                                              1997      |     1996
                                           -----------  |  -----------
                                                        |
        LIABILITIES AND SHAREHOLDERS' EQUITY            |
CURRENT LIABILITIES:                                    |
   Accounts payable                          $   6,819  |    $  4,535
   Accrued liabilities                          19,399  |      17,986
   Current portion of long-term debt                53  |         967
   Current portion of capital                           |
     lease obligations                             235  |         454
   Income taxes payable                             --  |         822
                                              --------  |     -------
     Total current liabilities                  26,506  |      24,764
                                              --------  |     -------
LIABILITIES SUBJECT TO COMPROMISE                       |
  (Notes 3 and 7)                                   --  |      58,317
                                              --------  |     -------
LONG-TERM DEBT, excluding current portion      112,174  |       3,090
                                              --------  |     -------
CAPITAL LEASE OBLIGATIONS, excluding                    |
   current portion                               2,029  |       2,278
                                              --------  |     -------
DEFERRED INCOME TAXES                           10,256  |       2,286
                                              --------  |     -------
OTHER LONG-TERM LIABILITIES                      4,695  |       8,447
                                              --------  |     -------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)         |
                                                        |
SHAREHOLDERS' EQUITY:                                   |
   Common stock, without par value;                     |
     100 shares authorized; issued                      |
     and outstanding, 100 shares at                     |
     December 28, 1997; 15,000,000 shares               |
     authorized; issued and outstanding,                |
     7,491,768 shares at December 29, 1996      35,000  |      40,556
   Retained earnings                              (539) |       5,873
   Deferred compensation                            --  |      (1,741)
                                              --------  |     -------
     Total shareholders' equity                 34,461  |      44,688
                                              --------  |     -------
                                                        |
                                             $ 190,121  |   $ 143,870
                                              ========  |     =======
                                                        |
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    The Krystal Company and Subsidiary
                    ----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
                          (Dollars in thousands)
                                Post-Merger |          Pre-Merger
                                  Company   |           Company
                                 -----------|------------------------------
                                    Three   | Nine
                                    Months  | Months
                                    Ended   | Ended     Fiscal Year Ended
                                 -----------|------------------------------
                                   Dec. 28, | Sep. 28,  Dec. 29,  Dec. 31,
                                     1997   |  1997      1996     1995
                                 -----------|------------------------------
                                            |
Revenues:                                   |
  Restaurant sales                $  61,440 |$178,815  $236,470   $239,376
  Franchise fees                        130 |     219       349        618
  Royalties                             828 |   2,232     2,778      2,420
  Other revenue                       1,290 |   3,469     4,671      5,614
                                  ----------|---------  --------  ----------
                                     63,688 | 184,735   244,268    248,028
                                  ----------|---------  --------  ----------
Cost and Expenses:                          |
  Cost of restaurant sales           50,569 | 148,394   195,733    197,031
  Depreciation and                          |
    amortization expense              3,342 |   8,216    11,378     12,311
  General and administrative                |
    expenses                          6,612 |  19,657    25,422     25,770
  Other expenses, net                   901 |   2,443     3,809      4,417
  Provision for loss on                     |
    restaurant closings and                 |
    other property write-downs         -    |    -         -         3,911
  Special charge (Note 11)             -    |    -        4,000     10,000
                                  ----------|---------  --------  ----------
                                     61,424 | 178,710   240,342    253,440
                                  ----------|---------  --------  ----------
Operating income (loss)               2,264 |   6,025     3,926     (5,412)
Reorganization item                    -    |  (1,218)   (3,846)      (184)
Interest expense, net:                      |
  Contractual rate interest, net     (2,941)|  (2,310)   (3,191)    (3,416)
  Interest related to certain               |
    pre-petition liabilities, net      -    |      96      (791)       -
                                  ----------|---------  ---------  ---------
Income (loss) before provision              |
  for (benefit from) income                 |
  taxes and extraordinary item         (677)|   2,593    (3,902)    (9,012)
Provision for (benefit from)                |
  income taxes                         (138)|     928    (1,480)    (3,688)
                                  ----------|---------  ---------  ---------
Income (loss) before                        |
  extraordinary item                   (539)|   1,665    (2,422)    (5,324)
Extraordinary charge for early              |
  extinguishment of debt, net of            |
  tax benefit of $134                   -   |    (220)      -         -
                                  ----------|---------  ---------  ---------
Net income (loss)                 $    (539)|$  1,445  $ (2,422)   $(5,324)
                                  ==========|=========  ========= ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.






                 The Krystal Company and Subsidiary
                 ----------------------------------
           Consolidated Statements of Shareholders' Equity
           -----------------------------------------------
                        (Dollars in thousands)
                                      Common    Retained     Deferred
                                       Stock    Earnings   Compensation
                                      ------    --------   ------------
<S
BALANCE, January 1, 1995             $40,909    $13,438     $(2,711)

  Issuance of 73,440 common shares
   under restricted stock plan           567         --        (567)

  Forfeiture of 56,480 restricted
   shares                               (646)        --         646

  Net loss                                --     (5,324)         --

  Amortization of deferred
   compensation                           --         --         254

  Tax benefit of restricted
   stock vested                           --         81          --
                                     -------    -------     -------
BALANCE, December 31, 1995            40,830      8,195      (2,378)

  Issuance of 960 common shares
   under restricted stock plan             4         --          (4)

  Forfeiture of 36,000 restricted
   shares                               (278)        --         278

  Net loss                                --     (2,422)         --

  Amortization of deferred
   compensation                           --         --         363

  Tax benefit of restricted
   stock vested                           --        100          --
                                     -------    -------     -------
BALANCE, December 29, 1996            40,556      5,873      (1,741)

  Issuance of 720 common shares
   to management & non-employee
   director under restricted stock
   plans                                   4         --          (4)

  Forfeiture of 16,400 restricted
   shares                               (197)        --         197

  Amortization of deferred
   compensation                           --         --       1,548

  Net income                              --      1,445          --
                                     -------    -------     -------
BALANCE, September 28, 1997
  Pre-Merger Company                 $40,363    $ 7,318     $    --
                                     =======    =======     =======
---------------------------------------------------------------------
  Cancellation of Pre-Merger
    balances upon merger             (40,363)    (7,318)         --

  Capital Contribution by
   Port Royal Holdings, Inc.          35,000         --          --

  Net loss                                --       (539)         --
                                     -------    -------     -------
BALANCE, December 28, 1997
  Post-Merger Company                $35,000    $  (539)     $   --
                                     =======    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.












                 The Krystal Company and Subsidiary
                 ----------------------------------
                Consolidated Statements of Cash Flows
                -------------------------------------
                       (Dollars in thousands)
                                    -----------|-------------------------------
                                    Post-Merger|          Pre-Merger
                                      Company  |           Company
                                    -----------|-------------------------------
                                      Three    | Nine
                                      Months   | Months
                                      Ended    | Ended     Fiscal Year Ended
                                    -----------|-------------------------------
                                     Dec. 28,  |  Sep. 28,   Dec. 29,  Dec. 31,
                                      1997     |   1997       1996      1995
                                    -----------|-------------------------------
                                               |
CASH FLOWS FROM OPERATING ACTIVITIES:          |
  Net (loss) income                   $  (539) | $  1,445   $ (2,422) $ (5,324)
  Adjustments to reconcile net                 |
   (loss) income  to net cash provided         |
   by (used in) operating activities-          |
     Depreciation and amortization      3,342  |    8,216     11,378    12,221
     Deferred income taxes             (  187) |    5,152     (3,207)   (5,011)
     Provision for loss on restaurant          |
       closings and other property             |
       write-downs                         --  |       --        --      3,911
     Loss on early extinguishment              |
       of debt                             --  |      220        --         --
  Changes in operating assets and              |
   liabilities:                                |
     Receivables, net                   2,535  |   (1,446)      (814)      406
     Income tax receivable              2,541  |   (4,524)       609      (609)
     Inventories                         (174) |      266        166      (185)
     Prepayments and other                245  |      905     (1,150)      (49)
     Accounts payable                   2,063  |      221      2,854    (5,423)
     Income taxes payable                (212) |     (822)       822      (318)
     Accrued liabilities                 (986) |      271      8,559    (3,376)
     Other, net                        (1,189) |     (840)       (64)      523
     Liabilities from                          |
       reorganization activities            -- |  (22,317)     1,408    20,909
                                        -------|----------  ---------  --------
       Net cash provided by (used in)          |
         operating activities           7,439  |  (13,253)    18,139    17,675
                                       --------|----------  ---------  --------
                                               |
CASH FLOWS FROM INVESTING ACTIVITIES:          |
   Acquisition of                              |
     The Krystal Company             (111,256) |       --        --         --
   Additions to property, buildings            |
     and equipment                     (1,643) |   (5,437)   (6,457)   (16,307)
   Proceeds from sale of property,             |
     buildings and equipment               20  |      635     3,282        908
   Payments received on net                    |
     investment in direct                      |
     financing leases                     100  |      462       856        766
                                       --------|----------  ---------  --------
       Net cash used in investing              |
         activities                  (112,779) |   (4,340)   (2,319)   (14,633)
                                       --------|----------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:          |
   Decrease in debt from                       |
     reorganization activities             --  |  (36,000)       --         --
   Borrowings under revolving                  |
     credit facility                    5,113  |    6,000        --         --
   Proceeds from issuance of                   |
     long-term debt                        --  |   30,000        --         --
   Repayments of Pre-Merger                    |
     Company long-term debt           (29,512) |   (3,431)      (53)    (3,472)
   Issuance of 10.25% senior notes    100,000  |       --        --         --
   Principal payments of capital               |
     lease obligations                    (83) |     (385)     (675)      (652)
   Capital contribution from                   |
     Port Royal Holdings, Inc.         35,000  |       --        --         --
   Deferred financing costs            (5,597) |   (1,430)       --         --
   Other                                   --  |       --       (40)        (9)
                                       --------|----------  ---------  --------
       Net cash provided by (used in)          |
         financing activities         104,921  |   (5,246)     (768)    (4,133)
                                      ---------|----------  ---------  --------
NET INCREASE(DECREASE) IN CASH AND             |
 TEMPORARY INVESTMENTS                   (419) |  (22,839)   15,052     (1,091)
                                               |
CASH AND TEMPORARY INVESTMENTS,                |
  beginning of period                   5,926  |   28,765    13,713     14,804
                                      ---------|----------  ---------  --------
CASH AND TEMPORARY INVESTMENTS,                |
  end of period                     $   5,507  |  $ 5,926   $28,765    $13,713
                                      =========|==========  =========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW          |
  INFORMATION:                                 |
  Cash paid during the period for:             |
    Interest, net of amount                    |
      capitalized                      $  653  | $  6,797   $   648     $4,005
                                       ========|==========  =========  ========
    Income taxes                       $   23  | $    862   $   917     $1,819
                                       ========|==========  =========  ========
    Reorganization item                $   --  | $ 14,955   $ 1,092     $  184
                                       ========|==========  =========  ========

The accompanying notes to consolidated financial statements are an integral part of these statements.




                    THE KRYSTAL COMPANY AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MERGER WITH PORT ROYAL HOLDINGS INC.

On July 3,1997 The Krystal Company ("Krystal" or the "Pre-Merger Company") entered into a merger agreement with a wholly-owned subsidiary of Port Royal Holdings, Inc. ("Port Royal"), whereby Port Royal commenced a tender offer for all the outstanding shares of the Pre-Merger Company's common stock for $14.50 per share in cash.

As a result of the merger, each share of Krystal's issued and outstanding stock prior to the merger was converted into the right to receive $14.50 in cash, and Krystal became a wholly-owned subsidiary of Port Royal. Port Royal's total purchase price of common stock and related acquisition costs amounted to $111.3 million. The acquisition was funded primarily through the issuance of $100 million in unsecured senior notes (Note 6). Additionally, a $25 million credit facility was obtained (Note 6) and a $35 million equity contribution was made by Port Royal to fund the acquisition, pay off outstanding Pre-Merger Company debt (Note 6), and provide working capital.

The acquisition and merger were completed on September 26, 1997 (September 29, 1997 for accounting purposes) and were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition, with the remainder to goodwill. The historical shareholders' equity of Krystal was eliminated on the Post-Merger Company's consolidated balance sheet. The fair value adjustments to the historical consolidated balance sheet were as follows:

                                                             (In thousands)
     Net assets acquired on September 29, 1997
       at historical cost                                        $ 46,279
     Revaluation of Krystal's property, buildings
       and equipment to estimated fair value                       15,797
     Adjustment to fair value of other
       assets acquired and liabilities assumed                      3,075
     Deferred income taxes associated with
       the revaluation of Krystal's assets
       and liabilities                                             (3,052)
     Goodwill                                                      49,157
                                                                 ---------
          Total purchase price allocated                        $ 111,256
                                                                 =========


2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

Krystal (a Tennessee corporation) is engaged primarily in the development, operation and franchising of fast food restaurants in the southeastern United States. Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation") operates a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues in each of the last three years were less than 3% of the Company's total revenues. As discussed in Note 3, on December 15, 1995, Krystal filed a petition for relief under Chapter 11 of the federal bankruptcy laws. Krystal emerged from Chapter 11 bankruptcy with the confirmation of Krystal's plan of reorganization by the U.S. Bankruptcy Court on April 10,1997.

Basis of Presentation --

The consolidated financial statements for the nine months ended
September 28, 1997 and for the years ended December 29, 1996 and December 31, 1995,were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying consolidated financial statements as of and for the three months ended December 28, 1997 were prepared under a new basis of accounting that reflects the preliminary allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997 are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company and Aviation (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31. Consequently, the Company will periodically have a 53-week fiscal year. The years ended December 28, 1997 (comprised of the nine months ended September 28, 1997 and the three months ended December 28, 1997), December 29, 1996 and December 31, 1995 were 52 week fiscal years.

Cash and Temporary Investments --

For purposes of the consolidated statements of cash flows, the Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments.

Inventories --

Inventories are stated at cost and consist primarily of food, paper products and other supplies. Prior to the acquisition of Krystal by Port Royal, the Company used the last-in, first-out (LIFO) method of accounting for a substantial portion of its inventories. Effective September 29, 1997, the Company changed to the first-in, first-out (FIFO) method. If the FIFO method had been used instead of LIFO, inventories at December 29, 1996 would have been approximately $154,000 higher. The change in accounting principle was made primarily to reflect inventory on the consolidated balance sheet at a value that more closely represents current cost at the date of the acquisition and merger. This accounting change was not material to the financial statements on an annual or quarterly basis, and accordingly, no retroactive restatement of prior years' financial statements was made.

Property, Buildings and Equipment --

Prior to September 29, 1997, property, buildings and equipment are stated at cost. Effective with the acquisition by Port Royal, property, buildings and equipment were adjusted to their estimated fair values.

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

           Buildings and improvements       10 - 39 years
           Equipment                        3 - 10 years
           Leaseholds                       Life of lease up to 20 years

Long-lived assets --

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value.

Intangibles --

The consolidated balance sheet of the Post-Merger Company includes the preliminary allocation of purchase accounting goodwill of $49,157,000 and deferred financing costs of $5,597,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the 3 months ended December 28, 1997 was $483,000 and $204,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 28, 1997, there were 101 franchised or licensed restaurants of which 68 restaurants were operated under multi-unit agreements. At December 29, 1996, there were 89 franchised or licensed restaurants of which 57 restaurants were operated under multi-unit agreements.

Franchisees and licensees are required to pay the Company a franchise or license fee and a weekly royalty and service fee of either 4.5% or 6.0%, depending on the duration of the franchise agreement, of the restaurants' gross receipts. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 28, 1997 and December 29, 1996, total deferred franchise and license fees were approximately $628,000 and $682,000, respectively.


Fair market value of financial instruments --

Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying values of the Company's financial instruments approximate their fair values.

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

Reclassifications --

Certain prior year amounts have been reclassified to conform to the 1997 presentation.


3.   PETITION FOR RELIEF UNDER CHAPTER 11

On December 15, 1995, Krystal filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee in
Chattanooga, Tennessee (the "Court"), for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 ("FLSA"). Under Chapter 11, enforcement of certain pre-petition unsecured claims were stayed, while Krystal continued operations in the ordinary course of business as a debtor-in-possession. Those unsecured stayed claims are reflected in the December 29, 1996 consolidated balance sheet as liabilities subject to compromise (Notes 6, 7 and 11).

A plan of reorganization, as amended (the "Plan") was formally filed on February 24, 1997. The Plan was confirmed by the U.S. Bankruptcy Court on April 10, 1997 and the Company emerged from Chapter 11 bankruptcy. The Plan, which became effective April 23, 1997 provided for full payment of all administrative expenses, tax claims, priority claims and secured claims.

The Plan also provided for full payment (including interest) of unsecured claims which includes trade and financial creditors. As of December 28, 1997, Krystal has paid all claims associated with the Chapter 11 Bankruptcy.

For the nine months ended September 28, 1997 and the year ended
December 29, 1996, interest income of approximately $125,000 and $375,000, respectively, earned on excess cash due to the bankruptcy has been recorded as a reduction in interest expense related to certain pre-petition liabilities. Such liabilities include certain interest on senior notes and unsecured pre-petition trade payables. All other interest income and contractual interest expense incurred in the ordinary course of business has been reported separately in the accompanying consolidated statement of operations for the nine months ended September 28, 1997 and the year ended December 29, 1996.


Professional and other fees of $1,218,000, $3,846,000, and $184,000 incurred as a result of Krystal's Chapter 11 filing have been segregated from expenses related to ordinary operations and reported as a reorganization item in the accompanying consolidated statements of operations for the nine months ended September 28, 1997 and the years ended December 29, 1996 and December 31, 1995, respectively.

4.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 28, 1997 and December 29, 1996, consisted of the following:
                                      -----------   |   -----------
                                      Post-Merger   |   Pre-Merger
                                        Company     |     Company
                                      -----------   |   -----------
                                      December 28,  |   December 29,
                                         1997       |      1996
                                      -----------   |   -----------
                                             (In thousands)
                                                    |
         Land                         $  40,248     |   $  33,803
         Buildings and improvements      27,315     |      49,044
         Equipment                       26,216     |      69,467
         Leaseholds                       8,701     |      20,333
         Construction in progress         1,379     |         896
                                      ---------     |   ---------
                                        103,859     |     173,543
         Accumulated depreciation                   |
           and amortization              (2,659)    |     (82,370)
                                      ---------     |   ---------
                                      $ 101,200     |   $  91,173
                                      =========     |   =========

In December 1995, the Company recorded a provision for loss on restaurant closings and other property write-downs of $3,911,000 which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995. This provision primarily relates to the Company's estimated losses to be incurred associated with decisions to close certain restaurants.


5.   ACCRUED LIABILITIES

Accrued liabilities at December 28, 1997 and December 29, 1996, consisted of the following:
                                    -----------  |  -----------
                                    Post-Merger  |  Pre-Merger
                                      Company    |    Company
                                    -----------  |  -----------
                                    December 28, |  December 29,
                                       1997      |      1996
                                   ------------  |  -----------
                                           (In thousands)
                                                 |
   Salaries, wages and vacation pay  $  4,018    |  $  3,477
   Workers' compensation                4,590    |     3,753
   State sales taxes                    1,341    |     1,321
   Accrued interest                     2,823    |     4,178
   Accrued reorganization expenses         --    |     2,286
   Other                                6,627    |     2,971
                                     --------    |  --------
                                     $ 19,399    |  $ 17,986
                                     ========    |  ========


6.   INDEBTEDNESS

Long-term debt at December 28, 1997 and December 29, 1996, consisted of the following:
                                   -----------  |  -----------
                                   Post-Merger  |  Pre-Merger
                                     Company    |    Company
                                   -----------  |  -----------
                                   December 28, |  December 29,
                                      1997      |     1996
                                   -----------  |  -----------
                                          (In thousands)
                                                |
    Revolving credit facility,                  |
      due August 26, 2000           $ 11,113    |         --
    10.25% senior notes,                        |
      due October 2007               100,000    |         --
    7.6% senior notes, payable                  |
      in annual installments                    |
      beginning in May 1997 and                 |
      balance due May 2004               --     |   $ 20,000
    11.16% senior notes, payable                |
      in annual installments and                |
      balance due May 1999               --     |     16,000
    10.5% mortgage bonds, payable               |
      in monthly installments                   |
      through October 2001               --     |      2,884
    Other                             1,114     |      1,173
                                   --------     |   --------
                                    112,227     |     40,057
    Less--                                      |
      Current maturities               (53)     |       (967)
      Liabilities subject to                    |
        compromise                       --     |    (36,000)
                                   --------     |   --------
                                   $112,174     |   $  3,090
                                   ========     |   ========

In September 1997, Port Royal issued $100,000,000 in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. Following the acquisition and merger, the Post-Merger Company became the obligor of the Notes. The Notes will pay interest semi-annually on April 1 and October 1 of each year, commencing April 1, 1998. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. On or prior to April 1, 2000, the Company may redeem up to 35% of the original principal amount with the proceeds of one or more public equity offerings at a redemption price of 110 1/4%. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used primarily to fund the acquisition by Port Royal.

In September 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility (the "Credit Facility") which matures
August 26, 2000. Borrowings under the credit facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate or the federal funds rate plus 0.5%, plus a margin of 0.5%, or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin that is determined by certain financial covenants. At December 28, 1997, the margin applicable to the Eurodollar interest rate was 2.5%.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness;
(c) the Company's required maintenance of a minimum amount of fixed charges coverage; and (d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of December 28, 1997, the Company was in compliance with all loan covenants.

The proceeds of the Credit Facility were used to pay a portion of the purchase price, certain fees and expenses related to the acquisition and merger, certain indebtedness and provide working capital for the Post-Merger Company.

Property and buildings with a net book value of $80,530,000 at December 28, 1997, are pledged as collateral on the Credit Facility. Additionally, the revolving Credit Facility is guaranteed by Port Royal by a secured pledge of all the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

Scheduled maturities of long-term debt at December 28, 1997, are as follows:

                                             (In thousands):

                         1998                   $   53
                         1999                       53
                         2000                   11,149
                         2001                        5
                         2002                       95
                         Thereafter            100,872


In April 1997, the Company obtained financing (the "Financing")from a financial lending institution to pay the settlement of the FLSA class suit, the payment of senior unsecured and secured debt and creditors' allowed claims in full including interest of 8.5%. The Financing provided for a $23,000,000 five year revolving credit facility, a $10,000,000 term loan due in equal quarterly installments over five years and a $20,000,000 term loan due in quarterly installments in the third through the fifth year following completion of the financing. The revolving credit facility and term loans were secured by substantially all of the Company's assets. In the first quarter of 1997, the Company recognized an extraordinary after-tax charge of $220,000 as a result of the early extinguishment of the senior unsecured debt and secured debt in conjunction with the Financing. In conjunction with the acquisition by Port Royal, the Financing was repaid in full.

At December 28, 1997, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at December 28, 1997 exceeds their carrying value by approximately $3,500,000.
The fair value was estimated based upon quoted market prices for the same or similar issues.


7.   LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at December 29, 1996, consisted of the following:
                                          (In thousands)

    Unsecured long-term debt                $  36,000
    Accounts payable                            7,920
    Special charge reserve                     13,875
    Other                                         522
                                              -------
                                            $  58,317
                                              =======


8.   BENEFIT PLANS

Retirement Plans --

The Company has a noncontributory, defined benefit pension plan covering substantially all operating and salaried employees. The plan provides benefits of stated amounts based on years of service and the employee's compensation. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974. Plan assets at December 28, 1997 and December 29, 1996, are invested primarily in equity securities, managed international equity and bond index funds and U.S. government securities.

Net pension expense included the following components:

                                  Post-Merger |          Pre-Merger
                                    Company   |           Company
                                   -----------|-------------------------------
                                      Three   |   Nine
                                      Months  |   Months
                                      Ended   |   Ended      Fiscal Year Ended
                                      ------  |  --------    -----------------
                                      Dec. 28,|  Sept. 28,  Dec. 29,  Dec. 31,
                                        1997  |    1997       1996      1995
                                      ------  |  --------   --------  --------
                                              |   (In thousands)
                                              |
  Service cost (benefits earned               |
    during the period)                $  341  |   $1,023      $1,594    $1,182
  Interest cost on projected                  |
    benefit obligation                   476  |    1,373       1,728     1,575
  Actual return on plan assets           295  |   (7,049)     (4,224)   (5,254)
  Net amortization and deferral       (1,028) |    4,764       1,868     3,253
                                      ------  |   ------      ------     ------
  Net pension expense                 $   84  |   $  111      $  966    $  756
                                      ======  |   ======      ======     ======

The following table sets forth the status of the plan as of December 28, 1997 and December 29, 1996:

                                       -----------  |  -----------
                                       Post-Merger  |  Pre-Merger
                                         Company    |    Company
                                       -----------  |  -----------
                                       December 28, |  December 29,
                                          1997      |     1996
                                       -----------  |  -----------
                                              (In thousands)
                                                    |
  Actuarial present value of                        |
    accumulated benefit obligations:                |
       Vested benefit obligation         $ 22,598   |   $ 19,884
       Nonvested benefit obligation           896   |        767
                                           ------   |     ------
       Accumulated benefit obligation    $ 23,494   |   $ 20,651
                                           ======   |     ======
                                                    |
  Projected benefit obligation           $(26,653)  |   $(24,112)
  Plan assets at fair value                33,197   |     27,936
                                           ------   |     ------
  Plan assets in excess of                          |
    projected benefit obligation            6,544   |      3,824
  Unrecognized net gain (loss)              2,411   |     (6,893)
  Unrecognized initial asset                   --   |     (1,160)
  Unrecognized prior service cost              --   |        400
                                           ------   |     ------
  Pension asset (liability) recognized              |
    in the consolidated balance sheets   $  8,955   |   $ (3,829)
                                           ======   |     ======



The projected benefit obligation was determined using a discount rate of 7.5%, 8.0%, 8.0% and 7.5% for the three months ended December 28, 1997, the nine months ended September 28, 1997,and the years ended December 29, 1996 and December 31, 1995, respectively. The assumed rates of compensation increase are 3.0%. The expected long-term rates of return on plan assets are 9.0%.

The Company also has a supplemental executive retirement plan for certain former officers. The plan provides additional benefits upon retirement. The supplemental retirement benefit shall be paid over the officers' lifetime but for no less than a period of 10 years following retirement. The Company provides an annual amount necessary to amortize the total cost of the estimated deferred compensation at retirement. Total deferred compensation accrued for this plan at December 28, 1997 and December 29, 1996, was $3,261,000 and $2,876,000, respectively.

The Company is the beneficiary of life insurance policies with a face amount of $7,722,000 at December 28, 1997. Total cash surrender value of such life insurance at December 28, 1997 and December 29, 1996 was $6,226,000 and $5,638,000, respectively.

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

Net periodic postretirement health care benefits cost included the following components:

                             Post-Merger |          Pre-Merger
                               Company   |           Company
                              -----------|-------------------------------
                                 Three   |   Nine
                                 Months  |   Months
                                 Ended   |   Ended      Fiscal Year Ended
                                 ------  |  --------   ------------------
                                 Dec. 28,|  Sept. 28,  Dec. 29,  Dec. 31,
                                   1997  |    1997       1996       1995
                                 ------  |  --------   --------  --------
                                         |   (In thousands)
                                         |
 Service cost (benefits earned           |
   during the period)            $  20   |  $  60      $  78     $  74
 Interest cost on accumulated            |
   postretirement health care            |
   benefits obligation              19   |     56         67        68
                                  ----   |   ----       ----      ----
 Net periodic postretirement             |
   health care benefits cost     $  39   |  $ 116      $ 145     $ 142
                                  ====   |   ====       ====      ====




The following table sets forth the funded status of the plan, reconciled to the accrued postretirement health care benefits recognized in the Company's consolidated balance sheets at December 28, 1997 and December 29, 1996:

                                          Post-Merger  |  Pre-Merger
                                            Company    |    Company
                                          -----------  |  -----------
                                          December 28, |  December 29,
                                             1997      |     1996
                                          -----------  |  -----------
                                                (In thousands)
Accumulated postretirement health                      |
  care benefits obligation:                            |
     Retirees                              $   (88)    |   $  146
     Employees fully eligible                 (298)    |      270
     Other active participants                (711)    |      553
                                             -----     |    -----
            Total                           (1,097)    |      969
Unrecognized net gain                           40     |       36
                                             -----     |    -----
Accrued postretirement health                          |
  care benefits cost                       $(1,057)    |   $1,005
                                             =====     |    =====

In 1997 and 1996, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for measurement purposes. The effect of a one percentage point increase in the health care cost trend assumption would not have a significant effect on the accumulated postretirement benefits obligation as of December 28, 1997 and the periodic postretirement health care benefit cost for the year then ended. The weighted-average discount rate used in determining the accumulated postretirement health care benefits obligation was 7.5% and 8.0% at December 28, 1997 and December 29, 1996, respectively.


9.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                             Post-Merger |          Pre-Merger
                               Company   |           Company
                              -----------|-------------------------------
                                 Three   |   Nine
                                 Months  |   Months
                                 Ended   |   Ended      Fiscal Year Ended
                                 ------  |  --------    -----------------
                                 Dec. 28,|  Sept. 28,  Dec. 29,  Dec. 31,
                                   1997  |    1997       1996       1995
                                 ------  |  --------   --------  --------
                                         |   (In thousands)
      Current tax provision              |
       (benefit):                        |
         Federal                  $  40  |  $(3,613)   $ 1,459   $ 1,176
         State                        9  |     (611)       268       147
                                  ------ |   ------     ------    ------
                                     49  |   (4,224)     1,727     1,323
      Deferred income taxes        (187) |    5,152     (3,207)   (5,011)
                                  ------ |   ------     ------    ------
      Provision for (benefit from)       |
         income taxes             $(138) |  $   928    $(1,480)  $(3,688)
                                  ====== |   ======     ======    ======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 28, 1997 and December 29, 1996, were as follows:
                                             -----------  |  -----------
                                             Post-Merger  |  Pre-Merger
                                               Company    |    Company
                                             -----------  |  -----------
                                             December 28, | December 29,
                                                1997      |    1996
                                             -----------  | -----------
                                                  (In thousands)
Current deferred tax asset:                               |
  Special charge reserve                      $    --     | $ 5,273
  Workers' compensation                         1,768     |   1,426
  Deferred franchise fees                         239     |     259
  Miscellaneous payables                           56     |     703
  Accrued interest                                  7     |     242
  Other                                           666     |     424
                                              -------     |  ------
      Current deferred tax asset              $ 2,736     | $ 8,327
                                              =======     |  ======



                                             Post-Merger  |  Pre-Merger
                                               Company    |    Company
                                             -----------  |  -----------
                                             December 28, | December 29,
                                                1997      |    1996
                                             -----------  | -----------
                                                  (In thousands)
Noncurrent net deferred tax liability:                    |
  Noncurrent deferred tax asset:                          |
    Deferred compensation                     $ 1,239     | $ 2,019
    Accrued pension cost                           --     |   1,465
    Net operating loss carryforwards            1,306     |      --
    Tax credit carryforwards                    1,767     |      --
    Accrued postretirement benefit cost           513     |     445
    Other                                         330     |     286
                                              -------     | -------
      Noncurrent deferred tax asset             5,155     |   4,215
                                              -------     | -------
  Noncurrent deferred tax liability:                      |
    Property, buildings and equipment         (12,008)    |  (6,501)
    Pension asset                              (3,403)    |      --
                                              -------     | -------
      Noncurrent deferred tax liability       (15,411)    |  (6,501)
                                              -------     | -------
      Noncurrent net deferred tax liability  $(10,256)    | $(2,286)
                                              =======     | =======

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:

                               Post-Merger |          Pre-Merger
                                 Company   |           Company
                                -----------|-------------------------------
                                   Three   |     Nine
                                  Months   |   Months
                                   Ended   |    Ended      Fiscal Year Ended
                                   ------  |   --------    -----------------
                                   Dec. 28,|   Sept. 28,  Dec. 29,  Dec. 31,
                                     1997  |     1997       1996       1995
                                   ------  |   --------   --------  --------
                                           |    (In thousands)
                                           |
   Computed "expected" tax                 |
     provision (benefit)            $ (230)|   $   882   $(1,327)  $(3,122)
   Goodwill amortization               144 |        --        --        --
   Targeted jobs tax credits           --  |        --        --      (137)
   State income taxes (net of              |
     federal income tax effect)          6 |         2       (99)     (340)
   Other, net                          (58)|        44       (54)      (89)
                                     ----- |     -----     -----     -----
   Reported tax provision (benefit) $ (138)|   $   928   $(1,480)  $(3,688)
                                     ===== |     =====     =====     =====



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

The future minimum lease payments under capital and operating leases, together with the present value of such minimum lease payments as of December 28, 1997, are summarized as follows:
                                     Capital         Operating
                                      Leases           Leases
                                     -------         ---------
      Year                                (In thousands)

      1998                           $  463            $ 3,988
      1999                              364              3,266
      2000                              364              2,868
      2001                              364              2,464
      2002                              345              1,654
      Thereafter                      1,527              3,313
                                     ------            -------
      Total minimum lease payments    3,427            $17,553
                                                       =======
      Less amount representing
        interest                      1,163
                                     ------
      Present value of minimum
        lease payments including
        current portion              $2,264
                                     ======

Rental expense under operating leases was $1,929,000, $5,755,000, $5,212,000 and $4,715,000 for periods ended December 28, 1997, September 28, 1997, December 29, 1996, and December 31, 1995, respectively.

Rental expense includes contingent rentals of $31,000, $95,000, $110,000 and $117,000 for periods ended December 28, 1997, September 28, 1997,
December 29, 1996, and December 31, 1995, respectively.

Direct Financing and Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the components of the net investment in direct financing leases and the minimum future rentals on operating leases/subleases as of December 28, 1997:
                                            Direct
                                          Financing     Operating
                                            Leases        Leases
                                          ---------     ---------
          Year                                (In thousands)

          1998                           $  268          $ 1,239
          1999                               56            1,079
          2000                                6            1,050
          2001                                -              990
          2002                                -              446
          Thereafter                          -              159
                                         ------           ------
          Total minimum lease
            payments to be received         330          $ 4,963
                                                          ======
          Less unearned income              (25)
                                         ------
          Net investment in direct
            financing leases including
            current portion              $  305
                                         ======

Rental income under operating leases was $185,000, $557,000, $557,000 and $626,000 for periods ended December 28, 1997, September 28, 1997,
December 29, 1996, and December 31, 1995, respectively.

11.   CONTINGENCIES

In July 1994, Krystal was named a defendant in a suit in which plaintiffs, who were current and former employees of Krystal, alleged violations of the FLSA and sought back wages, liquidated damages, costs and attorney's fees. In 1995, additional plaintiffs filed separate suits containing essentially the same allegations. On August 28, 1995, the Court provisionally granted the plaintiffs motion for court-supervised notice of the pendency of that action to prospective class members from among current and former employees of Krystal for the past three years.

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the Court for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the FLSA. The pending lawsuits filed against Krystal under the FLSA were stayed by the bankruptcy filing. In April 1997, Krystal and the FLSA plaintiffs reached a settlement providing for the payment of approximately $13,000,000 for the FLSA claims and related legal costs. As of December 28, 1997, all claims have been paid.

The Company is party to other various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


12.   RESTRICTED STOCK AND STOCK OWNERSHIP PLANS

The Company's 1990 Restricted Stock Plan ("Restricted Stock Plan") provided for the granting of shares of common stock to certain directors and key employees of the Company. The maximum number of shares that were issuable under the Restricted Stock Plan was 1,100,000 shares. The shares issued under the Restricted Stock Plan were restricted when issued and subject to forfeiture under certain circumstances. Due to the change in control and the merger with Port Royal, restrictions on the Restricted Stock Plan were terminated and restricted stockholders were entitled to receive $14.50 per share in cash and the Restricted Stock Plan was terminated.

During 1992, the Company adopted a restricted stock plan ("Non-Employee Director Plan") which provided for the issuance of 8,000 shares of restricted stock to each existing non-employee director who had not previously been awarded restricted stock. At the date of the Merger, no previously issued restricted stock was outstanding and the Non-Employee Director Plan was terminated.

A summary of the Company's restricted stock activity is as follows:

                                            Restricted
                                            Stock Plan
                                            ----------
                                        (Number of shares)
  Issued at December 31, 1995                984,400

    Issued at an average market
      value of $4.63 per share                   960
    Forfeitures                              (36,000)
                                             -------
  Issued at December 29, 1996                949,360

    Issued at an average market
      value of $5.38 per share                   720
    Forfeitures                              (16,400)
                                             -------
  Issued at September 28, 1997               933,680
    Cancelled upon merger                   (933,680)
                                             -------
  Issued at September 29,1997                     --
                                             =======


Deferred compensation related to the restricted stock awards is recorded based on the market value of the Company's common stock at the date of grant and such deferred compensation is amortized to expense over the period the restrictions lapse. Compensation expense related to the restricted stock plans was $146,538, $363,688, $254,203, for the nine months ended September 28,1997 and for fiscal years 1996 and 1995, respectively.


13.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 1997
                                               Net
                               Operating     Income
                   Revenues      Income      (Loss)
                   --------    ---------    ------
Quarter Ended:
   March 30        $ 59,163      $ 1,509   $  (263)
   June 29           63,325        2,669     1,107
   September 28      62,247        1,847       601
                   --------      -------   -------
                   $184,735      $ 6,025   $ 1,445
                   ========      =======   =======

   December 28 (1) $ 63,688      $ 2,264   $  (539)
                   ========      =======   =======


      Fiscal 1996
                               Operating      Net
                                 Income     Income
                   Revenues      (Loss)     (Loss)
                   --------    ---------    ------
Quarter Ended:
   March 31        $ 57,667      $   693    $  (746)
   June 30           60,903        2,095        426
   September 29      62,432        1,611        (11)
   December 29 (2)   63,266         (473)    (2,091)
                   --------      -------   --------
            Total  $244,268      $ 3,926    $(2,422)
                   ========      =======   ========

  (1) As described in Note 1, the Company was acquired and merged with and into a wholly-owned subsidiary of Port Royal Holdings, Inc.

  (2) The fourth quarter of 1996 includes a special charge for litigation (Note 11) of $4,000,000 before income tax benefit ($2,480,000 after income tax benefit).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


Item 10.  Directors and Executive Officers of the Company

     The directors of the Company are:

  Philip H. Sanford                   44     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  41     President, Chief Operating Officer
                                             and Director
  W. A. Bryan Patten                  57     Director
  Richard C. Patton                   36     Director
  Benjamin R. Probasco                38     Director

     Philip H. Sanford has been Chairman, Chief Executive Officer and a Director of the Company since September 1997. Prior to that time, Mr. Sanford was Senior Vice President, Finance and Administration, of Coca-Cola Enterprises Inc., from 1991 to 1997. Mr. Sanford was a senior executive with Johnston Coca-Cola Bottling Group until 1991.

     James F. Exum, Jr. has been President, Chief Operating Officer and a Director of the Company since September 1997. From 1995 to September 1997, Mr. Exum served as President and Chief Executive Officer of Pennant Foods Corp., Knoxville, Tennessee. He was President and Chief Executive Officer of Southern California Food Services Corp. from 1991 to 1995.

     W. A. Bryan Patten has been a Director of the Company since September 1997 and is the President of Patten & Patten Inc., a registered investment advisory firm in Chattanooga, Tennessee.

     Richard C. Patton has been a Director of the Company since September
1997 and has been President of Investments at Ingram Industries Inc., a diversified holding company, since January of 1996. Prior to joining
Ingram Industries Inc., Mr. Patton was self-employed as an investor. From June 1992 to June 1995, Mr. Patton was an equity analyst and portfolio manager with Fidelity Investments. From June 1984 to September 1990 Mr. Patton developed the San Antonio Taco Co. and Granite Falls restaurants.

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been employed at Probasco & Company, a real estate development company, since 1997. Prior to joining Probasco & Company, Mr. Probasco spent six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group.


      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, are:

  Gordon L. Davenport, Jr.            38     Vice President, Marketing
  Larry J. Reeher                     50     Vice President, Human Resources
  Larry D. Bentley                    41     Vice President and Chief Financial
                                             Officer

 Gordon L. Davenport, Jr. has been Vice President Marketing and New Business at Krystal since November 1995. From 1986 to 1995, Mr. Davenport served in various marketing and sales management positions with Warner Lambert Company.

     Larry J. Reeher has been Vice President Human Resources since August 1995. From 1988 to 1995, Mr. Reeher was Executive Vice President Human Resources for Gardner Merchant Food Services, Inc.

     Larry D. Bentley was elected Vice President and Chief Financial Officer of the Company in December 1997. From 1991 to 1996, Mr. Bentley was Executive Vice President and Chief Financial Officer of U.S. Express Enterprises, Inc.

Item 11.  Executive Compensation

     The following table summarizes the total compensation for the last three fiscal years of the following named executive officers of the Company during the last fiscal year.

                             Summary Compensation Table
                                                          Long-Term
                                                          Compensa-
                                                           tion
                                                  Other   ----------
   Name and                        Annual        Compen-  Restricted  All Other
Principal Position          Year  Salary  Bonus  sation(1)   Stock    Compensa-
                                                           Awards(2)    tion
Philip H. Sanford (3)       1997 $ 92,361  $0     $ 0       $ 0         $ 0
  Chairman of the Board of
  Directors and Chief
  Executive Officer

James F. Exum, Jr. (4)      1997   79,167   0      3,167      0           0
  President and Chief
  Operating Officer
  and Director

Larry D. Bentley (5)        1997   16,111   0       0         0           0
  Vice President, Chief
  Financial Officer

Gordon L. Davenport, Jr.(6) 1997  163,623   7,500   5,314     0           0
  Vice President Marketing  1996  152,023   0       5,548     0           0
  and Development           1995   51,154   0      15,528(7) 186,000(8)   0

Larry J. Reeher (9)         1997  133,735   7,500   6,182     0           0
  Vice President            1996  127,352   0       6,826     0           0
  Human Resources

Carl D. Long (10)           1997  269,538   0       8,718     0          37,527(11)
  Chairman of the Board     1996  365,000   0       3,075     0           0
  of Directors, Chief       1995  365,000   0      25,952     0           0
  Executive Officer

R. B. Davenport, IV (12)    1997  150,000   0      10,545     0           0
  President, Chief          1996  200,000   0       6,440     0           0
  Operating Officer         1995  200,000   0       9,985     0           0

Camden B. Scearce (13)      1997  145,950  25,000  10,308     0          40,950(14)
  Vice President, Chief     1996  145,619   0       8,392     0           0
  Financial Officer,        1995  133,005   0       8,767     0           0
  Secretary, Treasurer

(1) Consists of the costs of personal benefits provided to the named executive officer by the Company.
(2) The fair market value of restricted stock awards is calculated by multiplying the closing market price of unrestricted stock on the date of grant by the number of shares awarded.
(3) Mr. Sanford was appointed Chairman and Chief Executive Officer of the Company on September 26, 1997.
(4) Mr. Exum was appointed President and Chief Operating Officer of the Company on September 26, 1997.
(5) Mr. Bentley was appointed Vice President and Chief Financial Officer of the Company on December 18, 1997.
(6) Mr. Gordon L. Davenport, Jr. was appointed Vice President New Business and Strategic Planning on August 30, 1995.
(7)     Includes moving bonus of $12,500.
(8) Represents 24,000 shares of restricted stock valued at $7.75, the trading price at the close of business on the date of grant.
        The stock underlying the restricted stock award was acquired by Port Royal pursuant to the merger on September 26, 1997.
(9)     Mr. Reeher was appointed Vice President Human Resources on
        August 14, 1995.
(10) Mr. Long resigned as Chairman and Chief Executive Officer of the Company on September 25, 1997.
(11) Represents payments to the named executive officer under the Company's supplemental executive retirement plan.
(12) Mr. R. B. Davenport, IV resigned as President and Chief Operating Officer of the Company on September 26, 1997.
(13) Mr. Scearce resigned as Vice President and Chief Financial Officer of the Company on October 31, 1997.
(14)    Represents severance payments to the named executive officer.

     There are no employment agreements with any of these individuals. The Company expects to adopt performance-based incentive compensation plans for senior management of the Company, including a cash management bonus plan and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Company on a fully-diluted basis, assuming exercise of options. Non-employee directors receive a fee of $1,000 for each Board of Directors meeting attended.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is held by Port Royal. The following table sets forth certain information regarding beneficial ownership of the common stock of Port Royal by: (i) each person who holds more than 5% of the common stock of Port Royal, (ii) each Director of the Company,
(iii) each of the Executive Officers of the Company and (iv) all Directors and Executive Officers as a group.

      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class
   Directors
Philip H. Sanford(1)                      2,600,000                 26.0
James F. Exum, Jr.                                0                    0
W. A. Bryan Patten(2)                       863,333(3)               8.6
Richard C. Patton(4)                      1,233,333(5)              12.3
Benjamin R. Probasco(6)                     863,333(7)               8.6

   Executive Officers
Larry D. Bentley                                  0                    0
Gordon L. Davenport, Jr.                    246,667                  2.5
Larry J. Reeher                                   0                    0

   5% Shareholders
Katherine J. Johnston Trust(8)            1,233,333                 12.3
Woodmont Capital, LLC(9)                  1,233,333                 12.3
P&P Port Royal Investors, LP(10)            863,333                  8.6
All Directors and Executive
       Officers as a group (8 persons)    5,806,666                 58.1

(1)  The address for this beneficial owner is The Krystal Building,
     One Union Square, Chattanooga, Tennessee  37402.
(2)  The address for this beneficial owner is 520 Lookout Street,
     Chattanooga, Tennessee  37403.
(3) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc.  Mr. Patten disclaims ownership of all but 5,920 of these shares.
(4) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(5) Includes shares held by Woodmont Capital, LLC, an investment fund for which Mr. Patton is the President.
(6)  The address for this beneficial owner is 100 East Tenth Street,
     Suite 501, Chattanooga, Tennessee  37402.
(7)  Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(8) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(9)  The address for this beneficial owner is 4400 Harding Road, Nashville,
     Tennessee   37205.
(10) The address for this beneficial owner is 520 Lookout Street, Chattanooga,
     Tennessee   37403.



                              PART IV

Item 13.  Certain Relationships and Related Transactions

  None

Item 14.  Exhibits , Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        The financial statements are included herein by reference.

    2.  Financial statement schedules

        All schedules are omitted because the information is either not required or is included in the financial statements or notes hereto.

    3.  Exhibits

        See exhibit index

(b)     Reports on Form 8-K -

        The registrant filed a Form 8-K on October 10, 1997 announcing the merger of the registrant with and into Port Royal Holdings, Inc.



Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Krystal Company


Dated: March 24, 1998                 By: /s/Philip H. Sanford
                                        ------------------------------
                                        Philip H. Sanford, Chairman of
                                        Board of Directors and Chief
                                        Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 24, 1998
/s/James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 24, 1998

 /s/W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 24, 1998

 /s/Richard C. Patton
----------------------
Richard C. Patton       Director                          March 24, 1998

 /s/Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 24, 1998

 /s/Larry D. Bentley
----------------------
Larry D. Bentley        Vice President and Chief
                        Financial Officer                 March 24, 1998



                      THE KRYSTAL COMPANY AND SUBSIDIARY
                                EXHIBIT INDEX

       Exhibit
        Number                       Description

        2.1* Agreement and Plan of Merger dated July 3, 1997 by and among Port Royal Holdings, Inc., TKC Acquisition Corp. and The Krystal Company.

        3.1**      Charter of the Company.

        3.2**      By-laws of the Company.

        4.1** Indenture, dated as of September 26, 1997 between TKC Acquisition Corp. and SunTrust Bank, Atlanta, N.A.

        4.2** Supplemental Indenture No. 1 dated as of September 26, 1997, between The Krystal Company, Krystal Aviation Co., Krystal Aviation Management Co. and SunTrust Bank, Atlanta.

        4.3**      Form of Exchange Note (included in Exhibit 4.1).

        4.4** Registration Rights Agreement, dated as of September 26, 1997, between TKC Acquisition Corp. and UBS Securities, LLC.

       10.1** Credit Agreement dated as of September 26, 1997 among TKC Acquisition Corp., to be merged with and into the Krystal Company, SunTrust Bank, Atlanta, as agent, and Union
                   Bank of Switzerland, New York Branch, as syndication agent.

       21.1**      Subsidiaries of the Company.

       27***       Financial Data Schedule.

        * Incorporated by reference from the Definitive Proxy Statement of the Company filed on September 15, 1997.

       ** Incorporated by reference from the Company's Registration Statement on Form S-4 filed November 25, 1997.

      *** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.