Form 10-Q
period 1998-03-29
KRYSTAL COMPANY
filed 1998-05-05
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 29, 1998

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

    This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 4, 1998.





                           THE KRYSTAL COMPANY
                           -------------------
                             March 29, 1998
                            ------------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of March 29, 1998 and December 29, 1997, and (2) the results of their operations, their changes in shareholders' equity and their cash flows for the three months ended March 29, 1998 and March 30, 1997 have been included. The results of operations for the interim period ended
March 29, 1998 are not necessarily indicative of the results for the full year.

This Form 10-Q contains certain forward-looking information that reflects management's current outlook for 1998. These expectations are based on the currently available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the Company's events and uncertainties which could adversely affect 1998 results are lower than expected customer visits and/or average expenditures resulting from marketplace competition, material changes from expectations in the cost of materials or ingredients, an inability to attract and retain a sufficient number of employees at expected wage rates, material fluctuations in interest rates and economic downturns. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended
December 28, 1997.



        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                            March 29,      December 28,
                                              1998            1997
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $  6,691       $  5,507
   Receivables, net                             7,379          1,477
   Income tax receivable                        4,672          4,582
   Net investment in direct financing
     leases-current portion                       197            247
   Inventories                                  1,858          2,241
   Deferred income taxes                        2,738          2,736
   Prepayments and other                          652            830
                                              -------        -------
     Total current assets                      24,187         17,620
                                              -------        -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion               30             58
                                              -------        -------
PROPERTY, BUILDINGS, AND EQUIPMENT, net        99,680        101,200
                                              -------        -------
LEASED PROPERTIES, net                          1,735          1,660
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance         -            6,266
   Prepaid pension asset                        8,773          8,955
   Deferred financing cost, net                 5,194          5,359
   Goodwill, net                               48,209         48,674
   Other                                          315            329
                                              -------        -------
     Total other assets                        62,491         69,583
                                              -------        -------
       TOTAL ASSETS                          $188,123       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.







                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                             March 29,     December 28,
                                               1998           1997
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  5,284       $  6,819
   Accrued liabilities                         22,762         19,399
   Current portion of long-term debt               53             53
   Current portion of capital
     lease obligations                            221            235
                                              -------        -------
     Total current liabilities                 28,320         26,506
                                              -------        -------

LONG-TERM DEBT, excluding current portion     111,285        112,174
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,098          2,029
                                              -------        -------
DEFERRED INCOME TAXES                          10,256         10,256
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     1,475          4,695
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at March 29, 1998
     and at December 28, 1997                  35,000         35,000
   Retained earnings                           (  311)        (  539)
                                              -------        -------
     Total shareholders' equity                34,689         34,461
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $188,123       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                                (In thousands)
                                 (Unaudited)
                                      Post-Merger   |  Pre-Merger
                                       Company      |   Company
                                      -----------   |  ----------
                                        For The Three Months Ended
                                         -----------------------
                                       March 29,    |  March 30,
                                         1998       |    1997
                                       --------     |  --------
                                                    |
REVENUES:                                           |
  Restaurant sales                     $ 57,478     |  $ 57,264
  Franchise fees                            127     |        41
  Royalties                                 831     |       707
  Other revenues                          1,189     |     1,151
                                        -------     |   -------
                                         59,625     |    59,163
                                        -------     |   -------
COST AND OTHER EXPENSES:                            |
  Cost of restaurant sales               47,712     |    47,483
  Depreciation and amortization                     |
    expenses                              3,232     |     2,622
  General and administrative                        |
    expenses                              5,878     |     6,717
  Other expenses, net                       787     |       831
                                        -------     |   -------
                                         57,609     |    57,653
                                        -------     |   -------
OPERATING INCOME                          2,016     |     1,510
REORGANIZATION ITEM:                                |
   Professional fees and                            |
     other expenses                         -       |    (  719)
                                                    |
GAIN ON SETTLEMENT OF DEFERRED                      |
   COMPENSATION OBLIGATIONS               1,455     |       -
INTEREST EXPENSE:                                   |
  Contractual rate interest, net        ( 2,821)    |   (   679)
  Interest related to certain                       |
    pre-petition liabilities, net           -       |   (   182)
                                        -------     |   -------
INCOME (LOSS) BEFORE PROVISION FOR                  |
  (BENEFIT FROM) INCOME TAXES AND                   |
  EXTRAORDINARY ITEM                        650     |   (    70)
PROVISION FOR (BENEFIT FROM)                        |
  INCOME TAXES                              422     |   (    27)
                                        -------     |   -------
INCOME (LOSS) BEFORE EXTRAORDINARY                  |
  ITEM                                      228     |   (    43)
EXTRAORDINARY ITEM:                                 |
  Loss on early extinguishment of                   |
   debt, net of applicable income                   |
   tax benefit of $134,000 in 1997          -       |   (   220)
                                        -------     |   -------
NET INCOME (LOSS)                      $    228     |  $(   263)
                                        =======     |   =======

  See accompanying notes to consolidated condensed financial statements.


                  THE KRYSTAL COMPANY AND SUBSIDIARY
                  ----------------------------------
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            -----------------------------------------------
                      FOR THE THREE MONTHS ENDED
                      --------------------------
                   MARCH 29, 1998 AND MARCH 30, 1997
                   ---------------------------------
                            (In thousands)
                             (Unaudited)
                                     Common    Retained     Deferred
                                      Stock    Earnings   Compensation
                                     ------    --------   ------------
BALANCE, December 28, 1997           $35,000    $ ( 539)        -

  Net income                             -          228         -

                                      ------     ------      ------
BALANCE, March 29, 1998              $35,000    $ ( 311)    $   -
                                      ======     ======      ======


BALANCE, December 29, 1996           $40,556    $ 5,873     $(1,741)

  Net loss                               -      (   263)        -

Forfeiture of 13,200 restricted
    shares                           (   158)       -           158

  Amortization of deferred
    compensation                         -          -            48
                                      ------     ------      ------
BALANCE, March 30, 1997              $40,398    $ 5,610     $(1,535)
                                      ======     ======      ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                            Post-Merger   |  Pre-Merger
                                             Company      |   Company
                                            -----------   |  ----------
                                              For The Three Months Ended
                                              ------------|--------------
                                                 March 29,|    March 30,
                                                   1998   |      1997
                                              ----------- | ------------
                                                          |
OPERATING ACTIVITIES:                                     |
  Net income(loss)                               $   228  |    $(  263)
  Adjustments to reconcile net income(loss)               |
   to net cash provided by operating                      |
   activities-                                            |
    Depreciation and amortization                  3,232  |      2,622
    Changes in deferred taxes                    (     2) |          1
    Loss on early extinguishment of debt             -    |        354
    (Increase) decrease in receivables           (   400) |        854
    (Increase) in income tax receivable          (    90) |     (  306)
    Decrease in inventories                          383  |        334
    Decrease in prepayments and other                178  |      1,403
    (Decrease) in accounts payable               ( 1,535) |     (  779)
    (Decrease) in income taxes payable               -    |     (  822)
    Increase in accrued liabilities                3,363  |      2,858
    Other                                        ( 3,304) |     (  255)
                                                 -------- |    --------
      Net cash provided by operating activities    2,053  |      6,001
                                                 -------- |    --------
INVESTING ACTIVITIES:                                     |
    Additions to property, buildings,                     |
      and equipment                              ( 1,080) |     (1,837)
    Proceeds from sale of property,                       |
      buildings, and equipment                        95  |        332
    Payments received on net investment in                |
      direct financing leases                         78  |        189
                                                 -------- |    --------
      Net cash used in investing activities      (   907) |     (1,316)
                                                 -------- |    --------
FINANCING ACTIVITIES:                                     |
    Repayments of long-term debt                 (    17) |     (  345)
    Principal payments of capital                         |
      lease obligations                               55  |     (  153)
                                                 -------- |    --------
      Net cash used in financing activities           38  |     (  498)
                                                 -------- |    --------
NET INCREASE IN CASH AND                                  |
  TEMPORARY INVESTMENTS                            1,184  |      4,187
                                                          |
CASH AND TEMPORARY INVESTMENTS,                           |
   beginning of period                             5,507  |     28,765
                                                 -------- |    --------
CASH AND TEMPORARY INVESTMENTS,                           |
   end of period                                 $ 6,691  |    $32,952
                                                 ======== |    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                     |
   INFORMATION:                                           |
   Cash paid during the period for:                       |
     Interest                                    $   277  |    $   146
     Income taxes                                    483  |        999
     Reorganization item: professional fees               |
      and other expenses                             -    |        729
                                                 ======== |     =======

See accompanying notes to consolidated condensed financial statements.



                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

1.  MERGER WITH PORT ROYAL HOLDINGS INC.

On September 26, 1997(effective September 29, 1997 for accounting purposes), pursuant to an Agreement and Plan of Merger by and among the Company, Port Royal Holdings, Inc. ("Port Royal") and TKC Acquisition Corp. dated July 3, 1997, Port Royal acquired the Company for an aggregate purchase price equal to $108,403,276 (the "Acquisition"). As a result of the merger, each share of the Company's issued and outstanding stock prior to the merger was converted into the right to receive $14.50 cash, and the Company became a 100% wholly-owned subsidiary of Port Royal.

The purchase price for the Acquisition was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement,
(ii) borrowings under a revolving credit facility of $25 million with SunTrust Bank, Atlanta, N.A., as agent and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation --

The consolidated statements of operations, statements of shareholders' equity, and statements of cash flows for the three months ended March 30, 1997 were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying comparative consolidated financial statements as of and for the three months ended March 29, 1998 were prepared under a new basis of accounting that reflects the preliminary allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997, including the financial statements as of March 30, 1997 included herein, are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company. Because the consolidated balance sheets presented herein as of March 29, 1998 and December 28, 1997 are both prepared as of dates subsequent to September 29, 1997, both balance sheets reflect the post-merger basis of accounting.


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

Intangibles --

The consolidated balance sheet of the post-merger Company includes the preliminary allocation of purchase accounting goodwill of $49,187,000 and deferred financing costs of $5,602,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the 3 months ended March 29, 1998 was $495,000 and $204,000, respectively.


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


3.  SETTLEMENT OF DEFERRED COMPENSATION OBLIGATIONS

During the first quarter of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments will be funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first quarter of 1998, the Company realized a gain of $530,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


4.  PETITION FOR RELIEF UNDER CHAPTER 11

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938 (FLSA).

In early 1997, Krystal and the majority of the FLSA plaintiffs reached a settlement providing for the payment of the FLSA claims and related legal costs. A plan of reorganization (the "Plan") was formally filed on February 24, 1997. On April 10, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization and on April 23, 1997, the Plan became final resulting in the dismissal of the FSLA claims.




Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
        Comparison of the Three Months Ended March 29, 1998
        ---------------------------------------------------
             to the Three Months Ended March 30, 1997
             ----------------------------------------

                            BASIS OF ACCOUNTING
                            -------------------

On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly-owned Subsidiary of, Port Royal. The acquisition and merger were accounted for using the purchase method of accounting. As a result, the period consisting of the three months ended March 29, 1998 is not fully comparable to the three months ended March 30, 1997.

                            CASH OPERATING PROFIT
                            ---------------------

Cash Operating Profit (net income before consideration of interest, taxes, depreciation, and other non-operating gains, loses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles.

Cash operating profit for the quarter ended March 29, 1998 increased $1.1 million to $5.2 million compared to $4.1 million in the same period in 1997. The 27.0% increase in cash operating profit is primarily attributable to management's efforts to reduce overall operating costs of the Company. The results of these efforts are reflected primarily in the reduction in general and administrative costs as a percentage of revenues. In addition, management believes it has also made significant improvements in restaurant operations, which will further reduce overall restaurant operating costs throughout fiscal 1998.


                            RESULTS OF OPERATIONS
                            ---------------------

Total revenues increased 0.78% to $59.6 million for the first quarter of 1998 compared to $59.2 million for the same period of 1997.

Restaurant sales increased to $57.5 million in the first quarter of 1998 from $57.3 million in the same period of 1997. The Company operated 245 restaurants at the end of the first quarter of 1998 compared to 249 at the end of the first quarter of 1997. Company-owned same restaurant sales for the first quarter of 1998 were $233,000 compared to $231,000 for the same period in 1997, an increase of 1.0%. The average customer check for Company-owned restaurants (both full service and double drive-thru) for the first quarter of 1998 was $3.84 as compared to $3.72 in the same period of 1997, an increase of 3.2%. The increase was due to product price increases of approximately 2.6% in the first quarter of 1998 over the same period in 1997, and the introduction of new menu combinations which increased the average customer check. The effect of price increases was partially offset by a reduction in average customer count per restaurant day. Customer counts per restaurant day decreased to 663 in the first quarter of 1998 compared to 664 in the same period of 1997. The Company believes a key factor in the reduction of customer counts was the occurrence of the Easter Holiday during April in 1998 versus during March in 1997. The sales weeks pre and post Easter are generally periods of family travel and school vacations, and therefore tend to increase restaurant and other retail sales. In 1997, this activity occurred in the first quarter, while in 1998 this activity will occur in the Company's second quarter. The Company believes this change in holiday timing had the effect of reducing restaurant sales by approximately $900,000.

Franchise fees and royalties increased $210,000 to $958,000 in the first quarter of 1998 versus the same period in 1997. The increase in franchise fees and royalties resulted from the increase in franchised restaurants. The franchise system consisted of 105 restaurants at the end of the first quarter of 1998 compared to 90 at the end of the first quarter of 1997.

Other revenue, which comes from the Company's aviation subsidiary, was $1.2 million in the first quarter of 1997 and 1996.

Cost of restaurant sales increased $229,000, approximately 0.5%, to $47.7 million in the first quarter of 1998, from $47.5 million in the same period of 1997. Cost of restaurant sales as a percentage of restaurant sales increased to 83.0% in the first quarter of 1998 from 82.9% in the same period of 1997. Total food and paper costs were $17.7 million in the first quarter of 1998 as compared to $18.3 million in the first quarter of 1997. Food and paper costs as a percentage of restaurant sales decreased to 30.9% in the first quarter of 1998 as compared to 32.0% in the same period of 1997. Direct labor cost in the first quarter of 1998 was $13.4 million as compared to $12.8 million in the same period of 1997. Direct labor as a percent of restaurant sales was 23.3% in the first quarter of 1998 compared to 22.4% for the first quarter of 1997. The increase in direct labor costs as a percentage of restaurant sales resulted from a 5.4% increase in the minimum wage, effective September 1, 1997, which could not be fully offset by price increases. Other restaurant labor cost as a percentage of restaurant sales decreased to 7.9% in the first quarter of 1998 from 8.3% in the same period of 1997.

Depreciation and amortization expenses increased $610,000, approximately 23.3%, to $3.2 million in the first quarter of 1998 as compared to $2.6 million for the same period in 1997. The increase in the first quarter of 1998 is due to amortization of goodwill, financing costs and transaction costs associated with the acquisition and merger of the Company with Port Royal on September 26, 1997.

General and administrative expenses decreased by $839,000, approximately 12.5%, to $5.9 million in the first quarter of 1998 compared to $6.7 million in the same period for 1997. The decrease in general and administrative expense results from overall reductions in expenditures related to corporate office activities. These reductions result from management's ongoing efforts to restructure and streamline the management structure of the Company. The single largest area of expense reduction is administrative salaries which declined $100,000 to $1.8 million in the first quarter of 1998, compared to $1.9 million in the same period of 1997. Other areas of cost reduction include auto expense, corporate office rent and transportation costs.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. No such expenses were incurred during the first quarter of 1998 compared to $719,000 for the first quarter of 1997.

During the first quarter of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments will be funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first quarter of 1998, the Company realized a gain of $530,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


Contractual rate interest expense for the first quarter of 1998 increased $2.1 million to $2.8 million as compared to $679,000 for the first quarter of 1997. The interest expense increase is due to a $71.6 million increase in long term debt to $111.3 million at the end of the first quarter 1998 compared to $39.7 million at the end of the first quarter 1997.

Provision for income taxes was $422,000 for the first quarter of 1998 as compared to an income tax benefit of $27,000 for the same period in 1997. The effective income tax rate of 65.0% in 1998 is more than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill. The effective income tax rate of 38.0% for the first quarter of 1997 approximates the combined statutory federal and state income tax rates.

The Company recorded a loss of $220,000, net of tax benefit, in the first quarter of 1997 related to the early extinguishment of debt.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $4.1 million at March 29, 1998,compared to a working capital deficit of $2.7 million at March 30, 1997. During the first quarter of 1998, the Company began the process of redeeming the cash surrender value of certain insurance policies on the lives of two retired executives. Amounts receivable under this process total $6.0 million and are reported in current assets at March 29, 1998.

Capital expenditures totaled approximately $1.1 million in the first quarter of 1998 compared to $1.8 million for the same period in 1997. The Company opened no new restaurants during the first quarter of 1998 or during the same period in 1997. Approximately $18.5 million is budgeted for capital expenditures during the remainder of 1998. Capital expenditures are budgeted for the construction of 5 restaurants to open in 1998, construction and/or land acquisition for 13 restaurants to open in 1999, refurbishment of certain restaurants and ongoing capital improvements.

At March 29, 1998, the Company had available cash of approximately $6.7 million, an insurance receivable of $6.0 million, an income tax receivable of $4.7 million and availability under its credit line of $10.2 million. Management believes these funds and funds from operations will be sufficient to meet its operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


                              YEAR 2000
                              ---------

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


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.



Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.


(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant during the quarter ended March 29, 1998.







                    THE KRYSTAL COMPANY AND SUBSIDIARY
                    ----------------------------------
                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: 05/5/98          /s/Larry D. Bentley
--------------           ------------------------
                        Larry D. Bentley
                        (Vice President and Chief
                            Financial Officer)