Form 10-Q
period 1998-06-28
KRYSTAL COMPANY
filed 1998-08-07
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 28, 1998

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 7, 1998.






                           THE KRYSTAL COMPANY
                           -------------------
                              JUNE 28, 1998
                              -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of June 28, 1998 and December 28, 1997, and (2) their change in shareholders' equity for the six months ending June 28, 1998 and (3) the results of their operations, and their cash flows for the six months ended June 28, 1998 and June 29, 1997 and (4) the results of their operations for the three months ended June 28, 1998 and June 29, 1997 have been included. The results of operations for the interim period ended June 28, 1998 are not necessarily indicative of the results for the full year.

This Form 10-Q contains certain forward-looking information that reflects management's current outlook for 1998. These expectations are based on currently available competitive, financial and economic data along with the Company's operating plans, and are subject to future events and uncertainties. Among the Company's events and uncertainties which could adversely affect 1998 results are lower than expected customer visits and/or average expenditures resulting from marketplace competition, material changes from expectations in the cost of materials or ingredients, an inability to attract and retain a sufficient number of employees at expected wage rates, material fluctuations in interest rates and economic downturns. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended
December 28, 1997.




        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                             June 28,      December 28,
                                              1998            1997
                                            --------       ---------
                                           (Unaudited)     (Audited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $    560       $  5,507
   Receivables, net                             1,434          1,477
   Income tax receivable                        4,812          4,582
   Inventories                                  1,957          2,241
   Deferred income taxes                        2,738          2,736
   Prepayments and other                        1,432          1,135
                                              -------        -------
     Total current assets                      12,933         17,678
                                              -------        -------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        99,795        101,200
                                              -------        -------
LEASED PROPERTIES, net                          1,677          1,660
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance         -            6,266
   Prepaid pension asset                        8,592          8,955
   Deferred financing cost, net                 4,988          5,359
   Goodwill, net                               47,692         48,674
   Other                                          298            329
                                              -------        -------
     Total other assets                        61,570         69,583
                                              -------        -------
       TOTAL ASSETS                          $175,975       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                             June 28,     December 28,
                                               1998           1997
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)     (Audited)
CURRENT LIABILITIES:
   Accounts payable                          $  7,128       $  6,819
   Accrued liabilities                         20,015         19,399
   Current portion of long-term debt               53             53
   Current portion of capital
     lease obligations                            192            235
                                              -------        -------
     Total current liabilities                 27,388         26,506
                                              -------        -------

LONG-TERM DEBT, excluding current portion     100,160        112,174
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,050          2,029
                                              -------        -------
DEFERRED INCOME TAXES                          10,256         10,256
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     1,515          4,695
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at June 28, 1998,
     and at December 28, 1997                  35,000         35,000
   Retained earnings (deficit)                 (  394)        (  539)
                                              -------        -------
     Total shareholders' equity                34,606         34,461
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $175,975       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)
                                 Post-Merger | Pre-Merger     Post-Merger | Pre-Merger
                                  Company    |  Company         Company   |    Company
                                 ----------  | ---------       ---------- | ----------
                               For the Three Months Ended,    For the Six Months Ended,
                                  -----------|-------           ----------|---------
                                  June 28,   | June 29,          June 28, |  June 29,
                                    1998     |   1997              1998   |    1997
                                  --------   | --------          -------- |  --------
                                             |                            |
REVENUES:                                    |                            |
  Restaurant sales                $ 59,186   | $ 61,220          $116,664 |  $118,484
  Franchise fees                       110   |      138               237 |       179
  Royalties                            913   |      767             1,744 |     1,474
  Other revenues                     1,337   |    1,200             2,526 |     2,351
                                   -------   |  -------           ------- |   -------
                                    61,546   |   63,325           121,171 |   122,488
                                   --------  |  -------           ------- |   -------
COST AND OTHER EXPENSES:                     |                            |
  Cost of restaurant sales          48,905   |   50,032            96,617 |    97,515
  Depreciation and amortization              |                            |
    expenses                         3,213   |    2,673             6,445 |     5,295
  General and administrative                 |                            |
    expenses                         5,999   |    7,114            11,877 |    13,831
  Other expenses, net                  836   |      837             1,623 |     1,668
                                   -------   |  -------           ------- |   -------
                                    58,953   |   60,656           116,562 |   118,309
                                   -------   |  -------           ------- |   -------
OPERATING INCOME                     2,593   |    2,669             4,609 |     4,179
REORGANIZATION ITEM:                         |                            |
   Professional fees and                     |                            |
     other expenses                     -    |   (  343)              -   |   ( 1,062)
                                             |                            |
GAIN ON SETTLEMENT OF DEFERRED               |                            |
  COMPENSATION OBLIGATIONS             350   |      -               1,805 |
                                             |                            |
INTEREST EXPENSE:                            |                            |
  Contractual rate interest, net   ( 2,786)  |   (  821)          ( 5,607)|   ( 1,500)
  Interest related to certain                |                            |
    pre-petition liabilities, net      -     |      278               -   |        96
                                   -------   |  -------           ------- |   -------
INCOME BEFORE PROVISION FOR INCOME           |                            |
  TAXES AND EXTRAORDINARY ITEM         157   |    1,783               807 |     1,713
                                             |                            |
  PROVISION FOR INCOME TAXES           240   |      676               662 |       649
                                   -------   |  -------           ------- |   -------
INCOME (LOSS) BEFORE EXTRAORDINARY           |                            |
  ITEM                             (    83)  |    1,107               145 |     1,064
EXTRAORDINARY ITEM:                          |                            |
  Loss on early extinguishment of            |                            |
   debt, net of applicable income            |                            |
   tax benefit of $134,000 in 1997     -     |     -                  -   |   (   220)
                                   -------   | -------            ------- |   -------
NET INCOME (LOSS)                 $(    83)  |$  1,107           $    145 |  $    844
                                   =======   | =======            ======= |   =======

  See accompanying notes to consolidated condensed financial statements.


             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       -----------------------------------------------
                  FOR THE SIX MONTHS ENDED
                  ------------------------
                       JUNE 28, 1998
                       -------------
                       (In thousands)
                        (Unaudited)
                                               Retained
                                     Common    Earnings
                                      Stock    (Deficit)
                                     ------    --------
BALANCE, December 28, 1997           $35,000    $(  539)

  Net income                             -          145

                                      ------     ------
BALANCE, June 28, 1998               $35,000    $(  394)
                                      ======     ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                              Post-Merger  |  Pre-Merger
                                                Company    |    Company
                                              ------------ |  ------------
                                              For The Six Months Ended,
                                             --------------|-------------
                                                 June 28,  |    June 29,
                                                  1998     |      1997
                                              -----------  | ------------
                                                           |
OPERATING ACTIVITIES:                                      |
  Net income                                     $   145   |     $   844
  Adjustments to reconcile net income                      |
   to net cash provided by operating                       |
   activities-                                             |
    Depreciation and amortization                  6,445   |       5,295
    Change in deferred taxes                     (     2)  |           1
    Loss on early extinguishment of debt             -     |         354
    Decrease in receivables                           43   |         835
    (Increase) in income tax receivable          (   230)  |         -
    Decrease in inventories                          284   |         186
    (Increase)decrease in prepayments and other  (   442)  |         669
    Increase in accounts payable                     309   |         863
    (Decrease) in income taxes payable               -     |     (   461)
    Increase(decrease) in accrued liabilities        616   |     ( 2,777)
    Other                                          2,597   |     ( 1,387)
    Decrease in liabilities from reorganization            |
      activities                                     -     |     (22,317)
                                                 --------  |     --------
      Net cash provided by (used in)                       |
        operating activities                       9,765   |     (17,895)
                                                 --------  |     --------
INVESTING ACTIVITIES:                                      |
    Additions to property, buildings,                      |
      and equipment                              ( 3,818)  |     ( 3,902)
    Proceeds from sale of property,                        |
      buildings, and equipment                       125   |         393
    Payments received on net investment in                 |
      direct financing leases                        145   |         336
                                                 --------  |     --------
      Net cash used in investing activities      ( 3,548)  |     ( 3,173)
                                                 --------  |     --------
FINANCING ACTIVITIES:                                      |
    Decrease in debt from reorganization                   |
      activities                                     -     |     (36,000)
    Proceeds from borrowing                          -     |      36,320
    Repayments of long-term debt                 (11,142)  |     ( 2,917)
    Principal payments of capital                          |
      lease obligations                          (    22)  |     (   271)
                                                 --------  |     --------
      Net cash used in financing activities      (11,164)  |     ( 2,868)
                                                 --------  |     --------
NET DECREASE IN CASH AND                                   |
  TEMPORARY INVESTMENTS                          ( 4,947)  |     (23,936)
                                                           |
CASH AND TEMPORARY INVESTMENTS,                            |
   beginning of period                             5,507   |      28,765
                                                 --------  |     --------
CASH AND TEMPORARY INVESTMENTS,                            |
   end of period                                 $   560   |     $ 4,829
                                                 ========  |     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                      |
   INFORMATION:                                            |
   Cash paid during the period for:                        |
     Interest                                    $ 5,884   |     $ 6,012
     Income taxes                                    900   |       1,159
     Reorganization item: professional fees                |
      and other expenses                             -     |         870
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




                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

1.  MERGER WITH PORT ROYAL HOLDINGS INC.

On September 26, 1997(effective September 29, 1997 for accounting purposes), pursuant to an Agreement and Plan of Merger by and among the Company, Port Royal Holdings, Inc. ("Port Royal") and TKC Acquisition Corp. dated
July 3, 1997, Port Royal acquired the Company for an aggregate purchase price equal to $108,403,276 (the "Acquisition"). As a result of the merger, each share of the Company's issued and outstanding stock prior to the merger was converted into the right to receive $14.50 cash, and the Company became a wholly-owned subsidiary of Port Royal. The Company prior to the Acquisition is referred to herein as the "Pre-Merger Company." The Company after the Acquisition is referred to as the "Post-Merger Company."

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation --

The consolidated statements of operations, statements of shareholders' equity, and statements of cash flows for the three and six months ended June 29, 1997 were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying comparative consolidated financial statements as of and for the three and six months ended June 28, 1998 were prepared under a new basis of accounting that reflects the preliminary allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997, including the financial statements as of June 29, 1997 included herein, are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company. Because the consolidated balance sheets presented herein as of June 28, 1998 and December 28, 1997 are both prepared as of dates subsequent to September 29, 1997, both balance sheets reflect the post-merger basis of accounting.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company and Krystal Aviation Co. (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

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

Intangibles --

The consolidated balance sheet of the Post-Merger Company includes the preliminary allocation of purchase accounting goodwill of $49,157,000 and deferred financing costs of $5,597,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended June 28, 1998 was $491,000 and $208,000, and was $986,000 and $412,000 for the six months ended June 28, 1998,respectively.


Franchise and License Agreements --

Franchise or license agreements are entered for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement.

Franchisees and licensees are required to pay the Company a franchise or license fee and a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts depending on the duration of the franchise agreement. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets.

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


3.  SETTLEMENT OF DEFERRED COMPENSATION OBLIGATIONS

During the first half of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first half of 1998, the Company realized a gain of $880,000, of which $350,000 was realized in the second quarter, related to the receipt of life insurance proceeds in excess of cash surrender value.


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




Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

                            BASIS OF ACCOUNTING
                            -------------------

On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly-owned Subsidiary of, Port Royal. The acquisition and merger were accounted for using the purchase method of accounting. As a result, the period consisting of the three and six months ended June 28, 1998 is not fully comparable to the three and six months ended June 29, 1997.


        Comparison of the Three Months Ended June 28, 1998
        ---------------------------------------------------
             to the Three Months Ended June 29, 1997
             ----------------------------------------


                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit (net income before interest, taxes, depreciation, and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles.

Cash operating profit for the three months ended June 28, 1998 increased $500,000 to $5.8 million compared to $5.3 million in the same period in 1997. The 9.4% increase in cash operating profit is primarily attributable to management's efforts to reduce overall operating costs of the Company. The results of these efforts are reflected primarily in the reduction in general and administrative costs as a percentage of revenues. In addition, management believes it has also made significant improvements in restaurant operations, which will further reduce overall restaurant operating costs throughout fiscal 1998.


                            RESULTS OF OPERATIONS
                            ---------------------

Total revenues decreased 2.81% to $61.5 million for the second quarter of 1998 compared to $63.3 million for the same period of 1997.

Restaurant sales decreased to $59.2 million in the second quarter of 1998 from $61.2 million in the same period of 1997. The Company operated 244 restaurants at the end of the second quarter of 1998 compared to 249 at the end of the second quarter of 1997. Company-owned average same restaurant sales for the second quarter of 1998 were $242,000 compared to $248,000 for the same period in 1997, a decrease of 2.5%. The average customer check for

Company-owned restaurants (both full service and double drive-thru) for the second quarter of 1998 was $3.89 as compared to $3.79 in the same period of 1997, an increase of 2.6%. The increase was due to product price increases of approximately 2.1% in the second quarter of 1998 over the same period in 1997, and the introduction of new menu combinations which increased the average customer check. The effect of price increases was partially offset by a reduction in average customer count per restaurant day. Customer counts per restaurant day decreased to 683 in the second quarter of 1998 compared to 708 in the same period of 1997. Key factors in the reduction of customer counts include heavy promotional activity by certain competitors and, to a lesser degree the elimination of certain menu items in the second quarter of 1998.

Franchise fees and royalties increased $118,000 to $1,023,000 in the second quarter of 1998 versus the same period in 1997. The increase in franchise fees and royalties resulted from the increase in franchised restaurants. The franchise system consisted of 109 restaurants at the end of the second quarter of 1998 compared to 93 at the end of the second quarter of 1997.

Other revenue, which comes from the Company's aviation subsidiary, was $1.3 million in the second quarter of 1998 versus $1.2 million for the second quarter of 1997.

Cost of restaurant sales decreased $1.1 million, approximately 2.3%, to $48.9 million in the second quarter of 1998, from $50.0 million in the same period of 1997. Cost of restaurant sales as a percentage of restaurant sales increased to 82.6% in the second quarter of 1998 from 81.7% in the same period of 1997. Total food and paper costs were $17.9 million in the second quarter of 1998 as compared to $19.8 million in the second quarter of 1997. Food and paper costs as a percentage of restaurant sales decreased to 30.3% in the second quarter of 1998 as compared to 32.3% in the same period of 1997.
Direct labor cost in the second quarter of 1998 was $13.8 million compared to $13.4 million in the same period of 1997. Direct labor as a percent of restaurant sales was 23.3% in the second quarter of 1998 compared to 21.9% for the second quarter of 1997. The increase in direct labor costs as a percentage of restaurant sales resulted from a 5.4% increase in the minimum wage, effective September 1, 1997, which could not be fully offset by price increases. Other restaurant labor cost as a percentage of restaurant sales decreased to 7.4% in the second quarter of 1998 from 7.9% in the same period of 1997.

Depreciation and amortization expenses increased $540,000, approximately 20.2%, to $3.2 million in the second quarter of 1998 as compared to $2.7 million for the same period in 1997. The increase in the second quarter of 1998 is due to amortization of goodwill, financing costs and transaction costs associated with the acquisition and merger of the Company with Port Royal on September 26, 1997.

General and administrative expenses decreased by $1.1 million, approximately 15.7%, to $6.0 million in the second quarter of 1998 compared to $7.1 million in the same period for 1997. The decrease in general and administrative expense resulted from overall reductions in expenditures related to corporate office activities. These reductions resulted from management's ongoing efforts to restructure and streamline the management structure of the Company. The single largest area of expense reduction is administrative salaries which declined $0.5 million to $1.7 million in the second quarter of 1998, compared to $2.2 million in the same period of 1997. Other areas of cost reduction included auto expense, corporate office rent and transportation costs.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. No such expenses were incurred during the second quarter of 1998 compared to $343,000 for the second quarter of 1997.

During the first quarter of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the second quarter of 1998, the Company realized a gain of $350,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


Contractual rate interest expense for the second quarter of 1998 increased $1.9 million to $2.9 million as compared to $958,000 for the second quarter of 1997. The interest expense increase is due to a $62.7 million increase in long term debt to $100.2 million at the end of the second quarter 1998 compared to $37.5 million at the end of the second quarter 1997.

Provision for income taxes was $240,000 for the second quarter of 1998 as compared to an income tax expense of 676,000 for the same period in 1997. The effective income tax rate of 153.0% in 1998 is more than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill. The effective income tax rate of 38.0% for the second quarter of 1997 approximates the combined statutory federal and state income tax rates.




         Comparison of the Six Months Ended June 28, 1998
         ------------------------------------------------
              to the Six Months Ended June 29, 1997
              -------------------------------------

                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit for the six months ended June 28, 1998 increased $1.6 million to $11.1 million compared to $9.5 million in the same period in 1997. The 16.8% increase in cash operating profit is primarily attributable to management's efforts to reduce overall operating costs of the Company. The results of these efforts are reflected primarily in the reduction in general and administrative costs as a percentage of revenues. In addition, management believes it has also made significant improvements in restaurant operations, which will further reduce overall restaurant operating costs throughout fiscal 1998.

                            RESULTS OF OPERATIONS
                            ---------------------

Total revenues decreased 1.08% to $121.2 million for the first six months of 1998 compared to $122.5 million for the same period of 1997.

Restaurant sales decreased to $116.7 million in the first six months of 1998 from $118.5 million in the same period of 1997. The Company operated 244 restaurants at the end of the second quarter of 1998 compared to 249 at the end of the second quarter of 1997. Company-owned average same restaurant sales for the first six months of 1998 were $477,000 compared to $481,000 for the same period in 1997, a decrease of 0.9%. The average customer check for Company-owned restaurants (both full service and double drive-thru) for the first six months of 1998 was $3.86 as compared to $3.75 in the same period of 1997, an increase of 2.9%. The increase was due to product price increases of approximately 2.4% in the first half of 1998 over the same period in 1997, and the introduction of new menu combinations which increased the average customer check. The effect of price increases was partially offset by a reduction in average customer count per restaurant day. Customer counts per restaurant day decreased to 673 in the first six months of 1998 compared to 691 in the same period of 1997. Key factors in the reduction in customer counts include heavy second quarter promotion activity by certain competitors and to a lesser degree, the elimination of certain menu items from the restaurants during the second quarter of 1998.

Franchise fees and royalties increased $328,000 to $2.0 million in the first six months of 1998 versus the same period in 1997. The increase in franchise fees and royalties resulted from the increase in franchised restaurants. The franchise system consisted of 109 restaurants at the end of the first six months of 1998 compared to 93 at the end of the first six months of 1997.

Other revenue, which comes from the Company's aviation subsidiary, was $2.5 million in the first six months of 1998 compared to $2.4 in the first six months of 1997.

Cost of restaurant sales decreased $898,000, approximately 0.9%, to $96.6 million in the first six months of 1998, from $97.5 million in the same period of 1997. Cost of restaurant sales as a percentage of restaurant sales increased to 82.8% in the first six months of 1998 from 82.3% in the same period of 1997. Total food and paper costs were $35.7 million in the first six months of 1998 as compared to $38.1 million in the first six months of 1997. Food and paper costs as a percentage of restaurant sales decreased to 30.6% in the first six months of 1998 as compared to 32.2% in the same period of 1997. Direct labor cost in the first half of 1998 was $27.2 million as compared to $26.3 million in the same period of 1997. Direct labor as a percent of restaurant sales was 23.3% in the first six months of 1998 compared to 22.2% for the first six months of 1997. The increase in direct labor costs as a percentage of restaurant sales resulted from a 5.4% increase in the minimum wage, effective September 1, 1997, which could not be fully offset by price increases. Other restaurant labor cost as a percentage of restaurant sales decreased to 7.6% in the first half of 1998 from 8.1% in the same period of 1997.

Depreciation and amortization expenses increased $1.1 million, approximately 21.7%, to $6.4 million in the first six months of 1998 as compared to $5.3 million for the same period in 1997. The increase in the first six months of 1998 is due to amortization of goodwill, financing costs and transaction costs associated with the acquisition and merger of the Company with Port Royal on September 26, 1997.

General and administrative expenses decreased by $1.9 million, approximately 14.1%, to $11.9 million in the first six months of 1998 compared to $13.8 million in the same period for 1997. The decrease in general and administrative expense resulted from overall reductions in expenditures related to corporate office activities. These reductions resulted from management's ongoing efforts to restructure and streamline the management structure of the Company. The single largest area of expense reduction is administrative salaries which declined $614,000 to $3.4 million in the first six months of 1998, compared to $4.1 million in the same period of 1997. Other areas of cost reduction include auto expense, corporate office rent and transportation costs.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. No such expenses were incurred during the first six months of 1998 compared to $1.1 million for the first six months of 1997.

During the first half of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments will be funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first half of 1998, the Company realized a gain of $880,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


Contractual rate interest expense for the first six months of 1998 increased $3.8 million to $5.7 million as compared to $1.9 million for the first six months of 1997. The interest expense increase is due to a $62.7 million increase in long term debt to $100.2 million at the end of the first half of 1998 compared to $37.5 million at the end of the first half of 1997.

Provision for income taxes was $662,000 for the first six months of 1998 as compared to $649,000 for the same period in 1997. The effective income tax rate of 82.0% in 1998 is more than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill. The effective income tax rate of 38.0% for the first six months of 1997 approximates the combined statutory federal and state income tax rates.

The Company recorded a loss of $220,000, net of tax benefit, in the first six months of 1997 related to the early extinguishment of debt.


               THE KRYSTAL COMPANY AND SUBSIDIARY
                   KEY OPERATING STATISTICS
            (Dollars in thousands except average check)
                                 Post-Merger|Pre-Merger  Post-Merger|Pre-Merger
                                   Company  |  Company     Company  |  Company
                                 -----------| ----------  ----------| ----------
                                        For the three        For the six
                                        months ended,        months ended,
                                     -----------------     -----------------
                                    June 28,|  June 29,   June 28,  | June 29,
                                      1998  |   1997       1998     | 1997
                                     -------| --------    --------  |--------
                                            |                       |
  Restaurant Sales                  $59,186 |  $61,220   $116,664   |$118,484
    Percent change                  (3.32%) |             (1.54%)   |
                                            |                       |
  Same restaurant sales             $59,100 |  $60,623   $116,272   |$117,330
    Percent change                  (2.51%) |             (0.90%)   |
                                            |                       |
  Average sales per restaurant      $   242 |  $   246   $    475   |$    476
    Percent change                  (1.62%) |             (0.21%)   |
                                            |                       |
  Customer count per day                683 |      708        673   |     691
    Percent change                  (3.53%) |             (2.60%)   |
                                            |                       |
  Average check                     $  3.89 |  $  3.79   $   3.86   |$   3.75
    Percent change                    2.64% |               2.93%   |
                                            |                       |
  Number of restaurants:                    |                       |
    Company owned                       244 |      249        244   |     249
    Franchised                          109 |       93        109   |      93
                                            |                       |
  Cost of restaurant sales          $48,905 |  $50,032   $ 96,617   |$ 97,515
    As a percent of restaurant sales 82.64% |   81.75%     82.83%   |  82.33%
                                            |                       |
  Food and paper cost               $17,915 |  $19,777   $ 35,651   |$ 38,115
    As a percent of restaurant sales 30.27% |   32.30%     30.56%   |  32.17%
                                            |                       |
  Direct labor                      $13,786 |  $13,422   $ 27,191   |$ 26,262
    As a percent of restaurant sales 23.29% |   21.92%     23.31%   |  22.17%
                                            |                       |
  Other labor costs                 $ 4,364 |  $ 4,810   $  8,897   |$  9,583
    As a percent of restaurant sales  7.37% |    7.86%      7.63%   |   8.09%



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $14.5 million at June 28, 1998,compared to a working capital deficit of $4.3 million at June 29, 1997. During the first six months of 1998, the Company redeemed the cash surrender value of certain insurance policies on the lives of retired executives. Amounts received under these policies totaled $6.0 million and were used to settle deferred compensation plans for two former executives and to reduce long term debt.

Capital expenditures totaled approximately $3.8 million in the first six months of 1998 compared to $3.9 million for the same period in 1997. The Company opened no new restaurants during the first six months of 1998 nor during the same period in 1997. Approximately $15.8 million is budgeted for capital expenditures during the remainder of 1998. Capital expenditures are budgeted for the construction of 5 restaurants to open in 1998, construction and/or land acquisition for 13 restaurants to open in 1999, refurbishment of certain restaurants and ongoing capital improvements.

At June 28, 1998, the Company had available cash of approximately $560,000, receivables of $1.4 million, and an income tax receivable of $4.8 million and availability under its credit line of $21.4 million. Management believes these funds and funds from operations will be sufficient to meet its operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.



                              YEAR 2000
                              ---------

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems is to be replaced with fully compliant new systems. The total cost of the software and implementation is estimated to be $2,000,000 to $2,250,000, which will be capitalized as incurred. The actual cash payments will be made in 1998 as the implementation is expected to be completed.

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





Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant during the second quarter of 1998.




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

Dated: 8/07/98            /s/Larry D. Bentley
--------------           ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)