Form 10-Q
period 1998-09-27
KRYSTAL COMPANY
filed 1998-11-10
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 27, 1998

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 10, 1998.






                           THE KRYSTAL COMPANY
                           -------------------
                              September 27, 1998
                              ------------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 27, 1998 and December 28, 1997, and (2) their change in shareholders' equity for the nine months ending September 27, 1998 and (3) the results of their operations, and their cash flows for the nine months ended September 27, 1998 and September 28, 1997 and (4) the results of their operations for the three months ended September 27, 1998 and September 28, 1997 have been included. The results of operations for the interim period ended September 27, 1998 are not necessarily indicative of the results for the full year.

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




        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)
                                           September 27,   December 28,
                                              1998            1997
                                            --------       ---------
                                           (Unaudited)
ASSETS
-----------------
CURRENT ASSETS:
   Cash and temporary investments            $  9,251       $  5,507
   Receivables, net                             1,416          1,477
   Income tax receivable                          319          4,582
   Inventories                                  2,200          2,241
   Deferred income taxes                        2,738          2,736
   Prepayments and other                        1,104          1,135
                                              -------        -------
     Total current assets                      17,028         17,678
                                              -------        -------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        99,740        101,200
                                              -------        -------
LEASED PROPERTIES, net                          1,621          1,660
                                              -------        -------
OTHER ASSETS:
   Cash surrender value of life insurance         -            6,266
   Prepaid pension asset                        8,410          8,955
   Deferred financing cost, net                 4,782          5,359
   Goodwill, net                               47,951         48,674
   Other                                          287            329
                                              -------        -------
     Total other assets                        61,430         69,583
                                              -------        -------
       TOTAL ASSETS                          $179,819       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)
                                           September 27,   December 28,
                                               1998           1997
LIABILITIES AND SHAREHOLDERS' EQUITY          -------       ---------
------------------------------------        (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                          $  6,181       $  6,819
   Accrued liabilities                         25,127         19,399
   Current portion of long-term debt               53             53
   Current portion of capital
     lease obligations                            179            235
                                              -------        -------
     Total current liabilities                 31,540         26,506
                                              -------        -------

LONG-TERM DEBT, excluding current portion     100,148        112,174
                                              -------        -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              2,000          2,029
                                              -------        -------
DEFERRED INCOME TAXES                          10,256         10,256
                                              -------        -------
OTHER LONG-TERM LIABILITIES                     1,556          4,695
                                              -------        -------
SHAREHOLDERS' EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at September 27, 1998,
     and at December 28, 1997                  35,000         35,000
   Retained earnings (deficit)                 (  681)        (  539)
                                              -------        -------
     Total shareholders' equity                34,319         34,461
                                              -------        -------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                $179,819       $190,121
                                              =======        =======

See accompanying notes to consolidated condensed financial statements.


                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)
                                 Post-Merger | Pre-Merger     Post-Merger | Pre-Merger
                                  Company    |  Company         Company   |    Company
                                 ----------  | ---------       ---------- | ----------
                               For the Three Months Ended,   For the Nine Months Ended,
                                  -----------|-------           ----------|-------
                                  Sept. 27,  | Sept. 28,        Sept. 27, | Sept. 28,
                                    1998     |   1997             1998    |    1997
                                  --------   | --------          -------- |  --------
                                             |                            |
REVENUES:                                    |                            |
  Restaurant sales                $ 63,963   | $ 60,331          $180,627 |  $178,815
  Franchise fees                        47   |       40               284 |       219
  Royalties                            971   |      758             2,715 |     2,232
  Other revenues                     1,290   |    1,118             3,816 |     3,469
                                   -------   |  -------           ------- |   -------
                                    66,271   |   62,247           187,442 |   184,735
                                   --------  |  -------           ------- |   -------
COST AND OTHER EXPENSES:                     |                            |
  Cost of restaurant sales          53,183   |   50,878           149,800 |   148,393
  Depreciation and amortization              |                            |
    expenses                         3,225   |    2,921             9,670 |     8,216
  General and administrative                 |                            |
    expenses                         6,839   |    5,825            18,716 |    19,656
  Other expenses, net                  810   |      776             2,433 |     2,444
                                   -------   |  -------           ------- |   -------
                                    64,057   |   60,400           180,619 |   178,709
                                   -------   |  -------           ------- |   -------
OPERATING INCOME                     2,214   |    1,847             6,823 |     6,026
REORGANIZATION ITEM:                         |                            |
   Professional fees and                     |                            |
     other expenses                     -    |   (  156)             -    |   ( 1,218)
                                             |                            |
GAIN ON SETTLEMENT OF DEFERRED               |                            |
  COMPENSATION OBLIGATIONS              -    |      -               1,805 |      -
                                             |                            |
INTEREST EXPENSE:                            |                            |
  Contractual rate interest, net   ( 2,394)  |   (  811)          ( 8,001)|   ( 2,311)
  Interest related to certain                |                            |
    pre-petition liabilities, net      -     |      -                -    |        96
                                   -------   |  -------           ------- |   -------
INCOME (LOSS) BEFORE PROVISION               |                            |
  FOR INCOME TAXES AND                       |                            |
  EXTRAORDINARY ITEM                (  180)  |      880               627 |     2,593
                                             |                            |
  PROVISION FOR INCOME TAXES           107   |      279               769 |       928
                                   -------   |  -------           ------- |   -------
INCOME (LOSS) BEFORE EXTRAORDINARY           |                            |
  ITEM                             (   287)  |      601           (   142)|     1,665
EXTRAORDINARY ITEM:                          |                            |
  Loss on early extinguishment of            |                            |
   debt, net of applicable income            |                            |
   tax benefit of $134,000 in 1997     -     |     -                  -   |   (   220)
                                   -------   | -------            ------- |   -------
NET INCOME (LOSS)                 $(   287)  |$     601         $ (   142)| $   1,445
                                   =======   | ========           ======= |   =======

  See accompanying notes to consolidated condensed financial statements.


             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       -----------------------------------------------
                  FOR THE NINE MONTHS ENDED
                  -------------------------
                     SEPTEMBER 27, 1998
                     ------------------
                       (In thousands)
                        (Unaudited)
                                               Retained
                                     Common    Earnings
                                      Stock    (Deficit)
                                     ------    --------
BALANCE, December 28, 1997           $35,000    $(  539)

  Net loss                               -       (  142)

                                      ------     ------
BALANCE, September 27, 1998          $35,000    $(  681)
                                      ======     ======

See accompanying notes to consolidated condensed financial statements.


                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                              Post-Merger  |  Pre-Merger
                                                Company    |    Company
                                              ------------ |  ------------
                                              For The Nine Months Ended,
                                             --------------|-------------
                                                 Sept. 27, |   Sept. 28,
                                                  1998     |      1997
                                              -----------  | ------------
                                                           |
OPERATING ACTIVITIES:                                      |
  Net income (loss)                              $(  142)  |     $ 1,445
  Adjustments to reconcile net income (loss)               |
   to net cash provided by (used in) operating             |
   activities-                                             |
    Depreciation and amortization                  9,670   |       8,216
    Change in deferred taxes                     (     2)  |       5,035
    Loss on early extinguishment of debt             -     |         354
    (Increase)decrease in receivables                 61   |      (1,446)
    (Increase)decrease in income tax receivable    4,263   |      (4,524)
    Decrease in inventories                           41   |         266
    (Increase)decrease in prepayments and other  (   174)  |         905
    Increase(decrease) in accounts payable       (   638)  |         221
    (Decrease) in income taxes payable               -     |     (   822)
    Increase in accrued liabilities                4,978   |         271
    Other                                          3,202   |     ( 2,136)
    Decrease in liabilities from reorganization            |
      activities                                     -     |     (22,317)
                                                 --------  |     --------
      Net cash provided by (used in)                       |
        operating activities                      21,259   |     (14,532)
                                                 --------  |     --------
INVESTING ACTIVITIES:                                      |
    Additions to property, buildings,                      |
      and equipment                              ( 7,566)  |     ( 5,507)
    Proceeds from sale of property,                        |
      buildings, and equipment                     1,085   |         554
    Payments received on net investment in                 |
      direct financing leases                        205   |         462
                                                 --------  |     --------
      Net cash used in investing activities      ( 6,276)  |     ( 4,491)
                                                 --------  |     --------
FINANCING ACTIVITIES:                                      |
    Decrease in debt from reorganization                   |
      activities                                     -     |     (36,000)
    Proceeds from borrowing                          -     |      36,320
    Repayments of long-term debt                 (11,154)  |     ( 3,751)
    Principal payments of capital                          |
      lease obligations                          (    85)  |     (   385)
                                                 --------  |     --------
      Net cash used in financing activities      (11,239)  |     ( 3,816)
                                                 --------  |     --------
NET INCREASE (DECREASE) IN CASH AND                        |
  TEMPORARY INVESTMENTS                            3,744   |     (22,839)
                                                           |
CASH AND TEMPORARY INVESTMENTS,                            |
   beginning of period                             5,507   |      28,765
                                                 --------  |     --------
CASH AND TEMPORARY INVESTMENTS,                            |
   end of period                                 $ 9,251   |     $ 5,926
                                                 ========  |     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                      |
   INFORMATION:                                            |
   Cash paid during the period for:                        |
     Interest                                    $ 5,888   |     $ 6,928
     Income taxes                                    938   |       1,159
     Reorganization item: professional fees                |
      and other expenses                             -     |       2,531
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

The purchase price for the Acquisition was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement,
(ii) borrowings under a revolving credit facility of $25 million with SunTrust Bank, Atlanta, N.A., as agent and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million
(the "Senior Notes").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation --

The consolidated statements of operations, statements of shareholders' equity, and statements of cash flows for the three and nine months ended
September 28, 1997 were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying comparative consolidated financial statements as of and for the three and nine months ended September 27, 1998 were prepared under a new basis of accounting that reflects the preliminary allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997, including the financial statements as of September 28, 1997 included herein, are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company. Because the consolidated balance sheets presented herein as of September 27, 1998 and December 28, 1997 are both prepared as of dates subsequent to September 29, 1997, both balance sheets reflect the post-merger basis of accounting.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company, Krystal Aviation Co. and Krystal Aviation Management Co. (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

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

Intangibles --

The consolidated balance sheet of the Post-Merger Company includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended September 27, 1998 was $490,000 and $206,000, and was $1,476,000 and $617,000 for the nine months ended September 27, 1998, respectively.


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


3.  SETTLEMENT OF DEFERRED COMPENSATION OBLIGATIONS

During the first nine months of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first nine months of 1998, the Company realized a gain of $880,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


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

5.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Senior Notes are guaranteed by each of the Company's subsidiaries. The guarantees are full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company. There are no restrictions on the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

The following table presents summarized financial information for subsidiary guarantors in connection with the Company's Senior Notes:


                               September 27,          December 28,
                                   1998                  1997
                                ------------          ------------
(in thousands)
Balance Sheet Data:
  Current assets                  $  259                 $  576
  Noncurrent assets               $1,318                 $1,354
  Current liabilities             $  794                 $1,659
  Non current liabilities         $   91                 $  131


                                       Post-Merger | Pre-Merger
                                         Company   |   Company
                                       ----------- | ------------
                                       For the nine months ended
                                        Sept. 27,  |   Sept. 28,
                                           1998    |      1997
                                        ---------- |   ----------
(in thousands)                                     |
Income Statement Data:                             |
  Net sales                              $3,816    |     $3,469
  Gross profit                           $1,204    |     $  889
  Income before provision for Federal              |
    and state income taxes               $  888    |     $  471
  Net income                             $  552    |     $  293






Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                 Post-Merger|Pre-Merger  Post-Merger|Pre-Merger
                                   Company  |  Company     Company  |  Company
                                 -----------| ----------  ----------| ----------
                                       For the three          For the nine
                                       months ended,          months ended,
                                     -----------------     -----------------
                                   Sept. 27,| Sept. 28,  Sept. 27,  | Sept. 28,
                                      1998  |   1997       1998     |   1997
                                     -------| --------    --------  |--------
                                            |                       |
SYSTEMWIDE RESTAURANT SALES         $84,707 |  $77,479   $238,601   |$228,202
    Percent change                    9.33% |               4.56%   |
                                            |                       |
COMPANY RESTAURANT STATISTICS:              |                       |
                                            |                       |
  Number of restaurants                 244 |      249        244   |     249
                                            |                       |

  Restaurant Sales                  $63,963 |  $60,331   $180,627   |$178,815
    Percent change                    6.02% |               1.01%   |
                                            |                       |
  Same restaurant sales             $63,432 |  $59,386   $179,067   |$176,049
    Percent change                    6.81% |               1.71%   |
                                            |                       |
  Average same restaurant sales     $   262 |  $   245   $    740   |$    727
    Percent change                    6.81% |               1.71%   |
                                            |                       |
  Customer count per day                709 |      690        685   |     691
    Percent change                    2.75% |              (0.87%)  |
                                            |                       |
  Average check                     $  4.06 |  $  3.83   $   3.93   |$   3.78
    Percent change                    6.01% |               3.97%   |
                                            |                       |
  Cost of restaurant sales          $53,183 |  $50,878   $149,800   |$148,393
    As a percent of restaurant sales 83.15% |   84.33%     82.93%   |  82.99%
                                            |                       |
  Food and paper cost               $19,893 |  $19,598   $ 55,544   |$ 57,713
    As a percent of restaurant sales 31.10% |   32.48%     30.75%   |  32.28%
                                            |                       |
  Direct labor                      $15,170 |  $13,599   $ 42,361   |$ 39,861
    As a percent of restaurant sales 23.72% |   22.54%     23.45%   |  22.29%
                                            |                       |
  Other labor costs                 $ 4,373 |  $ 4,688   $ 13,270   |$ 14,271
    As a percent of restaurant sales  6.84% |    7.77%      7.35%   |   7.98%
                                            |                       |
FRANCHISE SYSTEM STATISTICS:                |                       |
                                            |                       |
  Number of restaurants                 109 |       95         109  |      95
                                            |                       |
  Restaurant Sales                  $20,744 |  $17,148   $ 57,974   |$ 49,387
    Percent change                   20.97% |              17.39%   |
                                            |                       |
  Same restaurant sales             $15,873 |  $15,073   $ 41,646   |$ 40,369
    Percent change                    5.30% |               3.16%   |
                                            |                       |
  Average same restaurant sales     $   189 |  $   179   $    555   |$    538
    Percent change                    5.31% |               3.16%   |
                                            |                       |
  Customer count per day                495 |      490        483   |     489
    Percent change                    1.02% |              (1.23%)  |
                                            |                       |
  Average check                     $  4.22 |  $  4.10   $   4.14   |$   4.07
    Percent change                    2.93% |               1.72%   |
                                            |                       |
                                            |                       |


                            BASIS OF ACCOUNTING
                            -------------------

On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly-owned Subsidiary of, Port Royal. The acquisition and merger were accounted for using the purchase method of accounting. As a result, the period consisting of the three and nine months ended September 27, 1998 is not fully comparable to the three and nine months ended September 28, 1997.




        Comparison of the Three Months Ended September 27, 1998
        -------------------------------------------------------
             to the Three Months Ended September 28, 1997
             --------------------------------------------


                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit (net income or loss before interest, taxes, depreciation, amortization and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles.

Cash operating profit for the three months ended September 27, 1998 increased $600,000 to $5.4 million compared to $4.8 million in the same period in 1997. The 12.5% increase in cash operating profit is primarily attributable to reduced overall operating costs of the Company, and improvements in restaurant operations, which management believes should result in reduced overall restaurant operating costs throughout fiscal 1998.


                            RESULTS OF OPERATIONS
                            ---------------------

Total revenues increased 6.46% to $66.3 million for the third quarter of 1998 compared to $62.2 million for the same period of 1997.

Restaurant sales increased 6.02% to $64.0 million in the third quarter of 1998 from $60.3 million in the same period of 1997. The Company operated 244 restaurants at the end of the third quarter of 1998 compared to 249 at the end of the third quarter of 1997. Company-owned average same restaurant sales for the third quarter of 1998 increased 6.8% to $262,000 compared to $245,000 for the same period in 1997. The average customer check for Company-owned restaurants (both full service and double drive-thru) for the third quarter of 1998 increased 6.01% to $4.06 as compared to $3.83 in the same period of 1997, an increase of 6.0%. Customer counts per restaurant day increased 2.75% to 709 in the third quarter of 1998 compared to 690 in the same period of 1997. Key factors in the increase in restaurant sales, check averages, and customer counts included promotional activity, an approximately 1.4% price increase in the third quarter of 1998 over the same period in 1997, the introduction of new menu combinations and the June 1998 introduction of the Krystal Chik sandwich, which accounted for approximately 13.0% of restaurant sales in the third quarter of 1998.

Franchise fees and royalties increased $220,000 to $1,018,000 in the third quarter of 1998 versus the same period in 1997. The increase in franchise fees and royalties resulted primarily from an increase in royalties resulting from an increase in overall franchise restaurant sales. The franchise system operated 109 restaurants at the end of the third quarter of 1998 compared to 95 at the end of the third quarter of 1997. The increase in the number of operating franchise restaurants, combined with a 5.3% increase in same restaurant sales for existing franchise restaurants, contributed to a 20.97% increase in overall franchise restaurant sales. The increase in same restaurant sales resulted primarily from more effective promotional activity and the introduction of the Krystal Chik sandwich in June of 1998.

Other revenue, which comes from the Company's aviation subsidiary, was $1.3 million in the third quarter of 1998 versus $1.1 million for the third quarter of 1997.

Cost of restaurant sales increased $2.3 million, approximately 4.5%, to $53.2 million in the third quarter of 1998, from $50.9 million in the same period of 1997. Cost of restaurant sales as a percentage of restaurant sales decreased to 83.1% in the third quarter of 1998 from 84.3% in the same period of 1997. Total food and paper costs were $19.9 million in the third quarter of 1998 as compared to $19.6 million in the third quarter of 1997. Food and paper costs as a percentage of restaurant sales decreased to 31.1% in the third quarter of 1998 as compared to 32.5% in the same period of 1997. This decrease resulted primarily from improved food and paper purchasing practices established by the Company during 1998. Direct labor cost in the third quarter of 1998 was $15.2 million compared to $13.6 million in the same period of 1997. Direct labor as a percent of restaurant sales was 23.7% in the third quarter of 1998 compared to 22.5% for the third quarter of 1997. The increase in direct labor costs as a percentage of restaurant sales resulted in part from a 5.4% increase in the minimum wage, effective September 1, 1997, which could not be fully offset by price increases and sales volume. In addition, the Company has at various times since April 1998 implemented various wage increases in certain markets throughout its restaurant system. These wage increases which range from 1.0% to 3.0% were designed to attract better qualified employees. Other restaurant labor cost as a percentage of restaurant sales decreased to 6.8% in the third quarter of 1998 from 7.8% in the same period of 1997.

Depreciation and amortization expenses increased $304,000, approximately 10.4%, to $3.2 million in the third quarter of 1998 as compared to $2.9 million for the same period in 1997. The increase in the third quarter of 1998 was due to amortization of goodwill, financing costs and transaction costs associated with the acquisition and merger of the Company with Port Royal on September 26, 1997.

General and administrative expenses increased by $1.0 million, approximately 17.4%, to $6.8 million in the third quarter of 1998 compared to $5.8 million in the same period for 1997. The increase in general and administrative expense resulted from an increase of $670,000 in group insurance expense in the third quarter of 1998 over the same period in 1997 and an increase in the pension plan expense of $376,000 in the third quarter of 1998 over the same period of 1997. The Company also expensed during the third quarter obsolete inventory of $190,000 and recorded a charge of $200,000 to reserve for certain impaired fixed assets. There were no such charges in the third quarter of 1997.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. No such expenses were incurred during the third quarter of 1998 compared to $156,000 for the third quarter of 1997.

Interest expense for the third quarter of 1998 increased $1.6 million to $2.4 million as compared to $811,000 for the third quarter of 1997. The interest expense increase was due to an increase in long term debt of $63.6 million to $100.2 million at the end of the third quarter 1998 compared to $36.6 million at the end of the third quarter 1997.

Provision for income taxes was $107,000 for the third quarter of 1998 as compared to an income tax expense of 279,000 for the same period in 1997.
The effective income tax rate of 159.0% in 1998 is more than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill. The effective income tax rate of 31.7% for the third quarter of 1997 approximated statutory income tax rates.




         Comparison of the Nine Months Ended September 27, 1998
         ------------------------------------------------------
              to the Nine Months Ended September 28, 1997
              -------------------------------------------

                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit for the nine months ended September 27, 1998 increased $2.3 million to $16.5 million compared to $14.2 million in the same period in 1997. The 16.2% increase in cash operating profit was primarily attributable to reduced overall operating costs of the Company, and improvements in restaurant operations, which management believes should result in reduced overall restaurant operating costs throughout fiscal 1998.


                            RESULTS OF OPERATIONS
                            ---------------------

Total revenues increased 1.47% to $187.4 million for the first nine months of 1998 compared to $184.7 million for the same period of 1997.

Restaurant sales increased to $180.6 million in the first nine months of 1998 from $178.8 million in the same period of 1997. The Company operated 244 restaurants at the end of the third quarter of 1998 compared to 249 at the end of the third quarter of 1997. Company-owned average same restaurant sales for the first nine months of 1998 increased 1.71% to $740,000 compared to $727,000 for the same period in 1997. The average customer check for Company-owned restaurants (both full service and double drive-thru) for the first nine months of 1998 increased 3.97% to $3.93 as compared to $3.78 in the same period of 1997. The increase was due to product price increases of approximately 2.1% in the first nine months of 1998 over the same period in 1997, the introduction of new menu combinations, and the introduction of the Krystal Chik sandwich in June of 1998. Customer counts per restaurant day decreased to 685 in the first nine months of 1998 compared to 691 in the same period of 1997. The decrease in customer counts resulted primarily from weaker than normal customer counts during the second quarter of 1998. Second quarter customer counts were adversely impacted by the Company's discontinuing certain menu items and a reduction in discount driven promotional activity. In addition competitors in the industry conducted heavy promotional activity during the second quarter of 1998 resulting in adverse effects on the Company's customer counts and sales. Customer counts per restaurant showed improvement during the third quarter due in part to the introduction of the Krystal Chik sandwich and reduced promotional activity by competitors.

Franchise fees and royalties increased $548,000 to $3.0 million in the first nine months of 1998 versus the same period in 1997. The increase in franchise fees and royalties resulted from an increase in fees received from the opening of new franchise restaurants and an increase in royalties resulting from an increase in overall franchise restaurant sales. The franchise system consisted of 109 restaurants at the end of the first nine months of 1998 compared to 95 at the end of the first nine months of 1997. The increase in the number of operating franchise restaurants, combined with a 3.16% increase in same restaurant sales for existing franchise restaurants, contributed to a 17.39% increase in overall franchise restaurant sales. The increase in same restaurant sales resulted primarily from more effective promotional activity and the introduction of the Krystal Chik sandwich in June of 1998.

Other revenue, which comes from the Company's aviation subsidiary, was $3.8 million in the first nine months of 1998 compared to $3.5 in the first nine months of 1997.

Cost of restaurant sales increased $1.4 million, approximately 1.0%, to $149.8 million in the first nine months of 1998, from $148.4 million in the same period of 1997. Cost of restaurant sales as a percentage of restaurant sales decreased to 82.9% in the first nine months of 1998 from 83.0% in the same period of 1997. Total food and paper costs were $55.5 million in the first nine months of 1998 as compared to $57.7 million in the first nine months of 1997. Food and paper costs as a percentage of restaurant sales decreased to 30.8% in the first nine months of 1998 as compared to 32.3% in the same period of 1997. This decrease resulted primarily from improved food and paper purchasing practices established by the Company during 1998. Direct labor cost in the first nine months of 1998 was $42.4 million as compared to $39.9 million in the same period of 1997. Direct labor as a percent of restaurant sales was 23.5% in the first nine months of 1998 compared to 22.3% for the first nine months of 1997. The increase in direct labor costs as a percentage of restaurant sales resulted in part from a 5.4% increase in the minimum wage, effective September 1, 1997, which could not be fully offset by price increases. In addition, the Company has at various times since
April 1998 implemented various wage increases in certain markets throughout its restaurant system. These wage increases which range from 1.0% to 3.0% were designed attract better qualified employees. Other restaurant labor cost as a percentage of restaurant sales decreased to 7.4% in the first nine months of 1998 from 8.0% in the same period of 1997.

Depreciation and amortization expenses increased $1.5 million, approximately 17.7%, to $9.7 million in the first nine months of 1998 as compared to $8.2 million for the same period in 1997. The increase in the first nine months of 1998 was due to amortization of goodwill, financing costs and transaction costs associated with the acquisition and merger of the Company with Port Royal on September 26, 1997.

General and administrative expenses decreased by $1.0 million, approximately 4.8%, to $18.7 million in the first nine months of 1998 compared to $19.7 million in the same period for 1997. The decrease in general and administrative expense resulted from overall reductions in expenditures related to corporate office activities. These reductions resulted from management's ongoing efforts to restructure and streamline the management structure of the Company. The single largest area of expense reduction was administrative salaries, which declined $800,000 to $5.2 million in the first nine months of 1998, compared to $6.0 million in the same period of 1997. Other areas of cost reduction include auto expense, corporate office rent, office maintenance, office supplies, and product testing.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. No such expenses were incurred during the first nine months of 1998 compared to $1.2 million for the first nine months of 1997.

During the first nine months of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments was funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first nine months of 1998, the Company realized a gain of $880,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


Interest expense for the first nine months of 1998 increased $5.7 million to $8.0 million as compared to $2.3 million for the first nine months of 1997. The interest expense increase is due to an increase in long term debt of $63.6 million to $100.2 million at the end of the first nine months of 1998 compared to $36.6 million at the end of the first nine months of 1997.

Provision for income taxes was $769,000 for the first nine months of 1998 as compared to $928,000 for the same period in 1997. The effective income tax rate of 122.6% in 1998 is more than the statutory income tax rate primarily as a result of non-deductible amortization associated with acquisition-related goodwill. The effective income tax rate of 35.8% for the first nine months of 1997 approximates statutory income tax rates.

The Company recorded a loss of $220,000, net of tax benefit, in the first nine months of 1997 related to the early extinguishment of debt.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $14.5 million at September 27, 1998,compared to a working capital deficit of $4.8 million at September 28, 1997. During the first nine months of 1998, the Company redeemed the cash surrender value of certain insurance policies on the lives of retired executives. Amounts received under these policies totaled $6.0 million and were used to settle deferred compensation plans for two former executives and to reduce long term debt.

Capital expenditures totaled approximately $7.6 million in the first nine months of 1998 compared to $5.5 million for the same period in 1997. The Company opened two new restaurants during the first nine months of 1998 and opened none during the same period in 1997. Approximately $7.5 million is budgeted for capital expenditures during the remainder of 1998. Capital expenditures are budgeted in 1998 for the construction of 3 restaurants to open in 1998, construction and/or land acquisition for 13 restaurants to open in 1999, and the refurbishment of certain restaurants and ongoing capital improvements.

At September 27, 1998, the Company had available cash of approximately
$9.3 million, receivables of $1.4 million, and an income tax receivable of $319,000 and availability under its credit line of $21.4 million. Management believes these funds and funds from operations will be sufficient to meet its operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.



                              YEAR 2000
                              ---------

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems is to be replaced with fully compliant new systems. The total cost of the software and implementation is estimated to be $2,500,000 to $3,000,000, and is being capitalized as incurred.

The company has surveyed its major suppliers for information concerning their year 2000 compliance. To date, none of the Company's major suppliers has indicated the likelihood of non-compliance by the year 2000. There are a number of suppliers who have not yet responded to the survey and the Company does not currently have any information concerning the year 2000 compliance status of those suppliers. In the event that any of the Company's significant suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.





Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant during the third quarter of 1998.




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

Dated: 11/10/98            /s/Larry D. Bentley
--------------           ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)