Form 10-K
period 1999-01-03
KRYSTAL COMPANY
filed 1999-03-18
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  January 3, 1999
                     Commission File Number 333-40933

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
              None                                  None

          Securities registered pursuant to Section 12 (b) of the Act:
                                       None
                                       ----
                                 (Title of Class)
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 to Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to Form 10-K.   [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 12, 1999.

    This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. No annual report or proxy statement has been sent to security holders and no such annual report or proxy statement is anticipated to be sent to security holders.


                                  PART  I

Item 1.  Business

(A) General Development of Business

The Company was founded in 1932 as a single restaurant in Chattanooga, Tennessee by R. B. Davenport, Jr. and J. Glenn Sherrill. The Company expanded steadily in subsequent years, entering the Georgia market in 1936, and during the 1950's and 1960's, began relocating restaurants from urban to suburban locations and transforming its format from "cook-to-order" items to a more standardized quick-service menu.

The Company's centerpiece of growth was its namesake, the KRYSTAL, a small, square hamburger with steamed-in flavor served hot and fresh off the grill. As competition in the restaurant industry increased in the late 1980's, the Company firmly maintained its market niche by emphasizing the unique KRYSTAL. Krystal restaurants have continued to emphasize the KRYSTAL and have built their customer base around this and other items such as "Krystal Chili," "Chili Pups," "Corn Pups," the "Sunriser", a specialty breakfast sandwich, the "Krystal Chik", a specialty chicken sandwich and the "Country Breakfast."

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

On September 26, 1997 (effective September 29, 1997 for accounting purposes), the Company was acquired by Port Royal Holdings, Inc. ("Port Royal") (the "Acquisition"). At the closing of the Acquisition, a wholly-owned subsidiary of Port Royal was merged with and into the Company (the "Merger") and the Company as the surviving corporation retained the name "Krystal." As a result of the Acquisition and Merger, Port Royal became the owner of 100% of the common stock of the Company.

(B) Financial Information about Industry Segments

See Part II, Item 7 Results of Operations.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the fast food restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991.
In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
January 3, 1999, the Company operated 241 units (234 KRYSTAL restaurants and 7 KRYSTAL KWIK restaurants) in eight states in the southeastern United States. Franchisees operated 110 units (40 KRYSTAL restaurants, 31 KRYSTAL KWIK restaurants and 39 KRYSTAL restaurants in non-traditional locations) as of January 3, 1999.


The Company also leases 23 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Through a subsidiary company ("Krystal Aviation"), since 1977 the Company has operated a fixed base hangar and airplane fueling operation in Chattanooga, Tennessee.

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, french fries, "Chili Pups", "Corn Pups", chili, "Krystal Chiks", milk shakes, soft drinks and hot beverages, pies and breakfast items including the "Sunriser" and the "Country Breakfast" during certain morning hours. Most KRYSTAL KWIK restaurants feature essentially the same menu as Krystal restaurants except breakfast offerings. From time to time the Company test markets new products.

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

Sources of raw materials --

The Company and its franchisees purchase food, supplies, restaurant equipment, and signs from Company approved suppliers. The Company believes that alternate suppliers are available or can be made available.

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

Backlog --

Company-owned restaurants operate in a quick-service environment and have no backlog.

Government contracts --

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

Competition --

The quick-service restaurant industry is highly competitive and is dominated by major chains with substantially greater financial resources than the Company. The Company competes primarily on the basis of unique product offerings, food quality, price and speed of service. A significant change in pricing or other marketing strategies by one or more of these competitors could have an adverse impact on the Company's sales, earnings and growth.
In addition, with respect to the sale of franchises, the Company competes with many franchisors of restaurants and other business concepts.

Research and development --

The Company operates a research and development laboratory in Chattanooga, Tennessee. While research and development activities are important to the business of the Company, expenditures for these operations are not material.

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 1998, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 1998, the Company's average number of employees was approximately 8,150.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company leases 23 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.


Item 2.  Properties

See Notes 4 and 9 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

In October 1998 the Company's sole shareholder, Port Royal Holdings, Inc. ("Port Royal"), elected the following directors by written consent:
Philip H. Sanford, James F. Exum, Jr., W. A. Bryan Patten,
Richard C. Patton, Benjamin R. Probasco and A. Alexander Taylor II.

                                  PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters

  (a) Price Range of Common Stock. On September 26, 1997, the Company was acquired by Port Royal through the merger of a wholly-owned subsidiary of Port Royal with and into the Company. As a result of the merger, Port Royal is the owner of 100% of the common stock of the Company and no public trading market for the Company's stock exists. The Company's Common Stock formerly traded over-the-counter on the NASDAQ National Market System under the symbol KRYS. The following table sets forth the high and low closing sales prices per share of the Company's common stock as reported by the NASDAQ National Market System for the periods indicated for the nine months through September 26, 1997:

                                      High         Low
                                     ------       -----
               1997
               First Quarter         $ 7.50       $5.00
               Second Quarter          5.75        4.875
               Third  Quarter         15.00        4.875
               Fourth Quarter
                 and thereafter         N/A          N/A

  (b) Holders of common stock. As noted above, Port Royal is the owner of 100% of the common stock of the Company.

  (c) Dividends. The Company has historically not declared dividends on its common stock and has no present intention to do so in the near future.

Item 6.  Selected Financial Data

The following tables present (i) selected historical data of the Company prior to the Acquisition ("Pre-Merger Company") as of and for each of the years ended January 1, 1995, December 31, 1995, December 29, 1996, and the nine month period ended September 28, 1997, and (ii) selected historical data of the Company after the Acquisition ("Post-Merger Company") as of and for the three month period ended December 28, 1997 and the year ended January 3, 1999. The selected historical financial data as of and for each of the years ended January 1, 1995, December 31, 1995, December 29, 1996, and the nine month period ended September 28, 1997 have been derived from the audited financial statements of the Pre-Merger Company. The selected historical financial data as of and for the three month period ended December 28, 1997 and the year ended January 3, 1999 have been derived from the audited financial statements of the Post-Merger Company. The financial data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".


                              Post-Merger       Post-Merger         Pre-Merger
                               Company            Company            Company
                              ---------- Combined  ------   ---------------------------------
                                 Fiscal   Twelve   Three    Nine
                                 Year     Months   Months   Months
                                 Ended    Ended    Ended    Ended      Fiscal Year Ended
                              --------- --------  -------- -------- -------------------------
                                Jan. 3, Dec. 28,  Dec. 28, Sep. 28, Dec. 29, Dec. 31, Jan. 1,
                                  1999    1997      1997    1997      1996    1995     1995
                              --------- --------  -------- ----------------------------------
                                             (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales            $248,152 $240,255  $ 61,440 $178,815 $236,470 $239,376 $239,104
  Franchise fees                   333      349       130      219      349      618      796
  Royalties                      3,775    3,060       828    2,232    2,778    2,420    1,880
  Other                          5,188    4,759     1,290    3,469    4,671    5,614    6,542
                              ---------------------------------------------------------------
                               257,448  248,423    63,688  184,735  244,268  248,028  248,322
                              ---------------------------------------------------------------

Cost and expenses              245,644  240,134    61,424  178,710  240,342  253,440  236,190

Operating income (loss)         11,804    8,289     2,264    6,025    3,926  ( 5,412)  12,132
Income (loss) before
  extraordinary item          $  1,345 $  1,126  $  ( 539)$  1,665 $( 2,422)$( 5,324)$  6,189


Balance Sheet Data:
  Working capital (deficit)   $(11,065)$ (8,886) $ (8,886)$ (4,760)$ 19,592 $ 13,442 $ (1,353)
  Property owned and
   leased, net                 102,289  102,860   102,860   90,034   92,826  100,409  100,888
  Total assets                 179,488  190,121   190,121  119,130  143,870  132,695  130,786
  Long term debt, net of
    current portion            100,136  112,174   112,174   34,573    3,090    3,621   40,053
  Long term debt subject
    to compromise                 -                  -        -      36,000   36,000     -
  Capital lease obligations,
    net of current portion       2,806    2,029     2,029    2,077    2,278    2,754    3,438





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated audited financial statements of the Company (including the notes thereto) contained elsewhere in this report. On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly owned subsidiary of, Port Royal. The Acquisition and Merger were accounted for using the purchase method of accounting. To facilitate a meaningful comparison of the Company's fiscal years of 1996, 1997 (results of Pre-Merger Company for the nine months ended
September 28, 1997 combined with the results of the Post-Merger Company for the three months ended December 28, 1997), and 1998, the following discussion of consolidated results of operations is presented on a traditional comparison basis of twelve month periods.

Cash operating profit --

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

Cash operating profit for the fiscal year ended January 3, 1999 was $24.7 million compared to $19.8 million for the combined twelve months ended December 28, 1997, an increase of 24.7%. This increase in cash operating profit was primarily attributable to reduced overall operating costs as a percentage of sales resulting from improvements in restaurant operations and reduced general and administrative expenses.



The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)
                                      Post-               Post-
                                      Merger              Merger         Pre-Merger
                                      Company             Company          Company
                                     --------  Combined  -------    --------------------
                                      Fiscal    Twelve     Three      Nine      Fiscal
                                      Year      Months     Months     Months    Year
                                      Ended     Ended      Ended      Ended     Ended
                                     --------  --------   --------  --------    --------

                                     Jan. 3,    Dec. 28,  Dec. 28,   Sept. 27,  Dec. 29,
                                      1999        1997      1997       1997       1996
                                     --------  --------   --------  --------    --------
SYSTEMWIDE RESTAURANT SALES         $328,644   $307,553   $79,351    $228,202   $297,573
    Percent change                     6.86%      3.35%


COMPANY RESTAURANT STATISTICS:

  Number of restaurants                  241        248       248         249        249

  Restaurant Sales                  $248,152   $240,255   $61,440    $178,815   $236,470
    Percent change                     3.29%      1.60%

  Same restaurant sales             $244,708   $235,147   $60,201    $176,049   $233,320
    Percent change                     4.07%       N/A

  Average same restaurant sales     $  1,024   $    984   $   252    $    727   $    945
    Percent change                     4.07%      4.13%

  Customer count per day                 692        685       703         679        702
    Percent change                     1.01%     (2.42%)

  Average check                     $   3.96   $   3.86   $  3.92    $   3.84   $   3.66
    Percent change                     2.59%      5.46%

  Cost of restaurant sales          $204,630   $198,963   $50,570    $148,393   $195,733
    As a percent of restaurant sales  82.46%     82.81%    82.31%      82.99%     82.77%

Selected components are --

  Food and paper cost               $ 76,582   $ 77,499   $19,786    $ 57,713   $ 76,186
    As a percent of restaurant sales  30.86%     32.26%    32.20%      32.28%     32.22%

  Direct labor                      $ 58,537   $ 53,834   $13,973    $ 39,861   $ 52,704
    As a percent of restaurant sales  23.59%     22.41%    22.74%      22.29%     22.29%

  Other labor costs                 $ 17,231   $ 18,812   $ 4,541    $ 14,271   $ 18,090
    As a percent of restaurant sales   6.94%      7.83%     7.39%       7.98%      7.65%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                  110        101       101          95         89

  Restaurant Sales                  $ 80,492   $ 67,298   $17,911    $ 49,387   $ 61,103
    Percent change                    19.61%     10.14%

  Same restaurant sales             $ 61,140   $ 59,263   $16,223    $ 40,369   $ 48,254
    Percent change                     3.17%       N/A

  Average same restaurant sales     $    746   $    723   $   182    $    538   $    720
    Percent change                     3.18%      0.42%

  Customer count per day                 487        491       498         489        517
    Percent change                    (0.81%)    (5.03%)

  Average check                     $   4.17   $   4.08   $  4.11    $   4.07   $   3.93
    Percent change                     2.21%      3.82%


Consolidated Results of Operations --


(Dollars in thousands)

                                     Post-                 Post-
                                     Merger                Merger      Pre-Merger
                                    Company                Company       Company
                                  ---------    Combined    -------  ------------------
                                    Fiscal      Twelve     Three    Nine      Fiscal
                                     Year       Months     Months   Months    Year
                                    Ended       Ended      Ended    Ended     Ended
                                  -----------  --------  -----------------------------
                                    Jan. 3,     Dec. 28,  Dec. 28,  Sep. 28,  Dec. 29,
                                      1999        1997      1997      1997      1996
                                  -----------  --------  -----------------------------
Revenues:
  Restaurant sales                   $248,152  $240,255  $  61,440  $178,815  $236,470
  Franchise fees                          333       349        130       219       349
  Royalties                             3,775     3,060        828     2,232     2,778
  Other                                 5,188     4,759      1,290     3,469     4,671
                                     --------  --------  ---------  --------  --------
                                      257,448   248,423     63,688   184,735   244,268
                                     --------  --------  ---------  --------  --------
Cost and Expenses:
  Cost of restaurant sales            204,630   198,963     50,569   148,394   195,733
  Depreciation and
    amortization expense               12,868    11,558      3,342     8,216    11,378
  General and administrative
    expenses                           24,876    26,269      6,612    19,657    25,422
  Other expenses, net                   3,270     3,344        901     2,443     3,809
  Special charge                           --        --         --        --     4,000
                                     --------  --------  ---------  --------  --------
                                      245,644   240,134     61,424   178,710   240,342
                                     --------  --------  ---------  --------  --------
Operating income                       11,804     8,289      2,264     6,025     3,926
Reorganization item                        --   ( 1,218)        --    (1,218)   (3,846)
Gain on settlement on deferred
  compensation obligations              1,805        --        --        --        --
Interest expense, net:
  Contractual rate interest, net      (10,518)  ( 5,251)    (2,941)   (2,310)   (3,191)
  Interest related to certain
    pre-petition liabilities, net          --        96         --        96      (791)
                                     --------  --------  ---------  --------  --------
Income (loss) before provision
  for (benefit from) income
  taxes and extraordinary item          3,091     1,916       (677)    2,593    (3,902)
Provision for (benefit from)
  income taxes                          1,746       790       (138)      928    (1,480)
                                     --------  --------  ---------  --------  --------
Income (loss) before
  extraordinary item                    1,345     1,126       (539)    1,665    (2,422)
Extraordinary charge for early
  extinguishment of debt, net of
  tax benefit of $134                      --      (220)        --      (220)       --
                                     --------  --------  ---------  --------  --------
Net income (loss)                    $  1,345  $    906  $    (539) $  1,445  $ (2,422)
                                     ========  ========  =========  ========  ========







General --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will occasionally have a 53 week fiscal year.
The years ended December 29, 1996 and December 28, 1997 were 52 week fiscal years. The period December 29, 1997 through January 3, 1999 is a 53 week period.

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 248 at the end of 1997 to 241 at the end of 1998. Royalties and franchise fees from franchisees have been a small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants grew by 8.9% in 1998 from 101 at the end of 1997 to 110 at the end of 1998. The Company expects its franchisees to develop up to 25 new restaurants during fiscal 1999. The Company also operates through its wholly owned aviation subsidiary a fixed based aircraft hangar operation in Chattanooga, Tennessee. Revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

The Company expects to open up to 15 new Company-owned restaurants in fiscal 1999. Management estimates that approximately $10.0 million will be required to finance the Company's cost of constructing these restaurants. Funds required to finance the Company's restaurant expansion program are expected to be provided by cash flow from operations, available cash of approximately $9.0 million at January 3, 1999, an unused credit line of approximately
$21.3 million at January 3, 1999 and sale leaseback financing through third party lenders.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions.
Other expenses relate primarily to Krystal Aviation.

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

In early 1997, Krystal and the majority of the FLSA plaintiffs reached a settlement providing for the payment of the FLSA claims and related legal costs. A plan of reorganization (the "Plan") was formally filed on February 24, 1997. On April 10, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization and on April 23, 1997, the Plan became final resulting in the dismissal of the FLSA claims.


Results of Operations --

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.


                                Post-Merger        Post-Merger    Pre-Merger
                                  Company            Company       Company
                                 --------- Combined ----------  ---------------
                                    Fiscal  Twelve    Three     Nine    Fiscal
                                     Year   Months    Months    Months   Year
                                    Ended   Ended     Ended     Ended    Ended
                                 ---------  ------   -------    ------  -------
                                   Jan. 3,  Dec. 28, Dec. 28,  Sep. 28, Dec. 29,
                                     1999     1997    1997       1997    1996
                                 ---------  ------- -------------------- ------
Revenues:
  Restaurant sales                  96.4%    96.7%    96.5%     96.8%    96.8%
  Franchise fees                     0.1      0.2      0.2       0.1      0.2
  Royalties                          1.5      1 2      1.3       1.2      1.1
  Other                              2.0      1.9      2.0       1.9      1.9
                                  -------   ------   ------    ------   ------
                                   100.0    100.0    100.0     100.0    100.0
                                  -------   ------   -------   -------  ------
Costs and expenses:
  Cost of restaurant sales          79.5     80.1     79.4      80.3     80.1
  Depreciation and amortization      5.0      4.6      5.2       4.5      4.7
  General and administrative
    expenses                         9.7     10.6     10.4      10.6     10.4
  Other expenses, net                1.2      1.4      1.4       1.3      1.6
  Special charge                      -        -        -         -       1.6
                                  -------   ------   ------    ------   ------
                                    95.4     96.7     96.4      96.7     98.4
                                  -------   ------   ------    ------   ------
Operating income                     4.6      3.3      3.6       3.3      1.6
Reorganization expense                -      (0.5)      -       (0.7)    (1.6)
Gain on settlement of deferred
  compensation obligation            0.7       -        -         -        -
Interest expense:
  Contractual rate interest, net    (4.1)    (2.1)    (4.6)     (1.3)    (1.3)
  Interest related to certain
    pre-petition liabilities, net     -        -        -        0.1     (0.3)
                                  -------   ------   ------    ------   ------
Income (loss) before provision
  for income taxes and
  extraordinary item                 1.2      0.7     (1.0)      1.4     (1.6)
Provision for (benefit from)
  income taxes                       0.7      0.3     (0.2)      0.5     (0.6)
                                  -------   ------   ------    ------   ------
Income (loss) before extraordinary
  item                               0.5      0.4     (0.8)      0.9     (1.0)
Extraordinary charge for early
  Retirement of debt                  -      (0.1)      -       (0.1)      -
                                  -------   ------   ------    ------   ------
Net income (loss)                    0.5%     0.3%    (0.8)%     0.8%    (1.0)%
                                  =======   ======   =======   ======   ======



Comparison of the Fiscal Year Ended January 3, 1999
   to the Combined Twelve Months Ended December 28, 1997

The following discussion compares a 53 week period of operations in 1998 to a 52 week combined period in 1997.

Total Krystal system (Company and Franchise combined) restaurant sales for the fiscal year ended January 3, 1999 ("fiscal 1998") were $328.6 million compared to $307.6 million for the combined twelve months ended
December 28, 1997 ("fiscal 1997"), a 6.8% increase. Total Company revenues increased 3.6% to $257.4 million for fiscal 1998 compared to $248.4 million for fiscal 1997. Of this $9.0 million increase, restaurant sales accounted for $7.9 million (of which $5.0 million occurred during the fifty third week in fiscal 1998). The balance of the increase resulted from an increase in franchise fees and royalties of $699,000, and increased revenue from the Company's aviation subsidiary of $429,000. Company-owned average same restaurant sales per week for fiscal 1998 were $19,300 compared to $18,900 for fiscal 1997, an increase of 2.1%. The Company's management believes the fiscal 1998 per unit weekly sales increase can be attributed to several factors, including price increases, new promotional programs, reduced price discounting, introduction of new products, and continuing improvements in operations at the restaurant level. The Company had 241 restaurants open at the end of fiscal 1998 compared to 248 at the end of fiscal 1997.

The average customer check for Company-owned restaurants (both full size and Kwik) in fiscal 1998 was $3.96 as compared to $3.86 in fiscal 1997, an increase of 2.6%. The increase in average customer check was due primarily to product price increases of approximately 2.0% in fiscal 1998 over fiscal 1997, the introduction of the Krystal Chik and new menu combinations. Customer counts per restaurant day increased to 692 in fiscal 1998 compared to 685 in fiscal 1997, an increase of 1.2%. The customer count and check average was adjusted for fiscal 1997 for the installation of new cash registers installed throughout the system during fiscal 1997.
The new registers record a customer with each sale registered rather than each time the cash drawer is opened. The conversion was completed during 1997.

Franchise fees were $333,000 in fiscal 1998 compared to $349,000 for fiscal 1997, a 4.6% decrease. Royalties increased 23.4% to $3.8 million in fiscal 1998 from $3.1 million in fiscal 1997. Expressed on a per week basis, in fiscal 1998 franchise fees and royalties increased 18.1% to $77,500 compared to $65,600 for fiscal 1997. The increase in royalties is primarily due to an 8.9% increase in franchise restaurants and a 3.2% increase in franchise same restaurant sales in fiscal 1998 compared to fiscal 1997. The franchise system had 110 restaurants open at the end of fiscal 1998 compared to 101 at the end of fiscal 1997.

Other revenue which is generated primarily from the Company's aviation subsidiary, was $5.2 million in fiscal 1998 compared to $4.8 million in fiscal 1997. Expressed on a per week basis, fiscal 1998 increased 7.0% to $97,900 compared to $91,500 for fiscal 1997.

Cost of restaurant sales was $204.6 million in fiscal 1998 compared to $199.0 million in fiscal 1997. Cost of restaurant sales as a percentage of restaurant sales decreased to 82.5% in fiscal 1998 from 82.8% in fiscal 1997. This decrease was primarily the result of negotiated decreases in food and paper costs but was partially offset by the increase in direct labor. Total food and paper costs were $76.6 million in fiscal 1998 as compared to $77.5 million in fiscal 1997. Food and paper costs as a percentage of restaurant sales decreased to 30.9% in fiscal 1998 compared to 32.3% in fiscal 1997. Direct labor cost was $58.5 million in fiscal 1998 versus $53.8 million in fiscal 1997. Direct labor cost as a percentage of restaurant sales was 23.6% for fiscal 1998 and 22.4% for fiscal 1997. This increase resulted primarily from a 5.4% increase in the minimum wage effective September 1, 1997. Other labor cost, which includes restaurant General Managers' and Assistant
Managers' labor cost, was $17.2 million in fiscal 1998 compared to $18.8 million in fiscal 1997. Other labor as a percentage of restaurant sales was 6.9% in fiscal 1998 versus 7.8% in fiscal 1997.

Depreciation and amortization expenses were $12.9 million in fiscal 1998 as compared to $11.6 million in fiscal 1997. This increase in fiscal 1998 was due to the revaluation of Company assets on September 29, 1997 resulting from the acquisition of the Company by Port Royal.

General and administrative expenses decreased $1.4 million, approximately 5.3%, to $24.9 million in fiscal 1998 versus $26.3 million in fiscal 1997.
The decrease in general and administrative expenses resulted primarily from overall reductions in expenditures related to corporate office activities. Advertising expense was approximately $9.9 million in fiscal 1998 compared to $10.1 million in fiscal 1997. Advertising expense as a percentage of restaurant sales was 4.0% in fiscal 1998 compared to 4.1% in fiscal 1997. Salaries were $7.0 million in fiscal 1998 compared to $7.9 million in fiscal 1997. Other areas of reduction included corporate office rent expense, supplies expense, and auto expense.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. The Company incurred no such professional fees and expenses during fiscal 1998, compared to $1.2 million in fiscal 1997.

During 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during fiscal 1998 the Company realized a gain of $880,000 related to receipt of life insurance proceeds in excess of cash surrender value.

Interest expense, net of interest income, for fiscal 1998 increased $5.2 million to $10.5 million from $5.3 million in fiscal 1997. This increase was due to the acquisition related increase in long-term debt in the fourth quarter of fiscal 1997.

Provision for income taxes was $1.7 million for fiscal 1998 compared to $790,000 for fiscal 1997. The effective income tax rate of 56% for fiscal 1998 and 41% for fiscal 1997 was more than the statutory income tax rate primarily as a result of the non-deductible portion of amortization expense associated with acquisition-related goodwill.

The Company recorded a loss of $220,000, net of tax benefit, in 1997 related to the early extinguishment of debt.



Comparison of the Combined Twelve Months Ended December 28, 1997 to the
   Fiscal Year Ended December 29, 1996

Total Krystal system (Company and franchise combined) restaurant sales for the combined twelve months ended December 28, 1997 ("fiscal 1997") were $307.6 million compared to $297.6 million for the fiscal year ended December 29, 1996 ("fiscal 1996"), a 3.4% increase. Total Company revenues were $248.4 million for fiscal 1997 compared to $244.3 million for fiscal 1996, a 1.7% increase. Restaurant sales accounted for $3.8 million of this $4.1 million increase. Company-owned average same restaurant sales for fiscal 1997 were $969,200 compared to $944,600 for fiscal 1996, an increase of 2.6%. Fiscal 1997 sales increase can be attributed to several factors, including price increases, new advertising and promotional programs, continuing improvements in operations at the restaurant level and the mild weather in the southeast in the first quarter 1997 as compared to fiscal 1996. The Company had 248 restaurants open at the end of fiscal 1997 and 249 open at the end of fiscal 1996.

Franchise fees were $349,000 in both fiscal 1997 and fiscal 1996. Royalties increased 10.7% to $3.1 million in fiscal 1997 versus $2.8 million in fiscal 1996. This increase in royalties was attributable primarily to a 13.5% increase in franchise restaurants, offset by a 1.8% decrease in franchise same restaurant sales. The franchise system had 101 restaurants open at the end of fiscal 1997 compared to 89 open at the end of fiscal 1996.

Other revenue, which is generated from the Company's aviation subsidiary, was $4.8 million in fiscal 1997 compared to $4.7 million in fiscal 1996, a 2.1% increase.

The average customer check for Company-owned restaurants (both full size and double drive thru) in fiscal 1997 was $3.86 as compared to $3.66 in fiscal 1996, an increase of 5.5%. The increase in average customer check was due primarily to product price increases of approximately 3.1% in fiscal 1997 over fiscal 1996, and the introduction of promotional products and menu combinations. Customer counts per restaurant day decreased to 685 in fiscal 1997 compared to 702 in fiscal 1996, a decrease of 2.4%. The customer count and check average was adjusted for fiscal 1997 and fiscal 1996 for the installation of new cash registers installed throughout the system during fiscal 1997 and fiscal 1996. The new registers record a customer with each sale registered rather than each time the cash drawer is opened. The conversion was completed during 1997.

Cost of restaurant sales was $199.0 million in fiscal 1997 compared to $195.7 million in fiscal 1996. Cost of restaurant sales as a percentage of restaurant sales was 82.8% in fiscal 1997 and fiscal 1996. Total food and paper costs were $77.5 million in fiscal 1997 as compared to $76.2 million in fiscal 1996. Food and paper costs as a percentage of restaurant sales increased to 32.3%
in fiscal 1997 from 32.2% in fiscal 1996. Direct labor cost was $53.8 million in fiscal 1997 versus $52.7 million in fiscal 1996. Direct labor cost as a percentage of restaurant sales was 22.4% for fiscal 1997 and 22.3% in fiscal 1996. Other labor cost, which include restaurant General Managers' and Assistant Managers' labor cost was $18.8 million in fiscal 1997 compared to $18.1 million in fiscal 1996. Other labor as a percentage of restaurant sales was 7.8% in fiscal 1997 versus 7.7% in fiscal 1997.

Depreciation and amortization expenses were $11.6 million in fiscal 1997 as compared to $11.4 million in fiscal 1996. Fiscal 1997 depreciation increase was due primarily to the revaluation of asset at the Acquisition on September 29, 1997.

General and administrative expenses were $26.3 million in fiscal 1997 versus $25.4 million in fiscal 1996. Advertising expense was approximately $10.1 million in fiscal 1997 compared to $9.9 million in fiscal 1996. Advertising expense as a percentage of restaurant sales was 4.2% in both fiscal 1997 and fiscal 1996. Salaries were $7.9 million in fiscal 1997 compared to $7.7 million in fiscal 1996.

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company expensed Reorganization Items as incurred. The total of such professional fees and expenses during fiscal 1997 was $1.2 million as compared to $3.8 million in fiscal 1996.

A reduction of $331,000 in interest related to certain pre-petition liabilities, resulted in net interest income of $96,000 during fiscal 1997 compared to expense of $791,000 in fiscal 1996. Contractual rate interest expense, net of interest income was $5.3 million in fiscal 1997 compared to $3.2 million in fiscal 1996. This increase was attributable mainly to the increase in long-term debt in connection with the Acquisition on September 29, 1997.

Provision for income taxes was $790,000 in fiscal 1997 as compared to an income tax benefit of $1.5 million for fiscal 1996. The effective tax rates of 41% in fiscal 1997, and 38% in fiscal 1996 approximate the combined statutory federal and state income rates.

An extraordinary charge of $334,000 (pre tax) was recorded in fiscal 1997 to write off unamortized financing costs related to debt extinguished during fiscal 1997.

Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $11.1 million at January 3, 1999, compared to a working capital deficit of $8.9 million at December 28, 1997. At December 28, 1997 the Company's balance sheet reflected an income tax receivable of approximately $4.6 million, which resulted primarily from tax loss carrybacks. The income tax receivable was collected during fiscal 1998.

Capital expenditures totaled approximately $10.9 million for the 12 months of 1998, compared to $7.1 million in 1997. Approximately $25.7 million is expected for capital expenditures in fiscal 1999. Expected capital expenditures include up to 15 new restaurants to open in fiscal 1999, acquiring land for restaurants to open in 2000, refurbishing of certain restaurants, on-going capital improvements and the conversion of all restaurant computer systems. The Company expects the cost associated with year 2000 compliance will approximate $7.0 million in fiscal 1999. The Company owns approximately 56.0% of its restaurant locations and leases the remainder.

In December 1998, the Company obtained a sales/lease back commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants.

At January 3, 1999, the Company had existing cash balances of $9.0 million and an unused credit line of $21.3 million. The Company expects these funds, funds from operations and sale leaseback financing through third party lenders will be sufficient to meet its operating requirements and capital expenditures through 1999.

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

Year 2000 --

Much of the computer software and, in certain cases, hardware in use today is not equipped to distinguish the year 2000 from the year 1900. Much of the software used today was designed with only two digits available for indicating the current year. This issue, at its fundamental level, threatens the integrity of date sensitive financial and other information that is produced by an organization's computer systems, and could undermine the organization's ability to accurately report financial and other date sensitive information.

The Company has established a Year 2000 strategic plan which adopts a series of initiatives necessary to upgrade the Company's computer systems and to minimize the impact of failures of other computer systems to process date-sensitive information after December 31, 1999. All mission critical systems are currently in the validation phase of the Year 2000 plan. The Company expects all critical systems to be Year 2000 compliant before December 31, l999.

A portion of the plan involves the replacement of the Company's hardware and software environment used to run application software, including the Company's centralized financial systems. During 1998, approximately $2.0 million was expended and capitalized by the Company in connection with this replacement. For each Company restaurant location, new restaurant reporting and management systems are scheduled for installation by October 1999, including upgrading of software and selected hardware and telecommunication systems to bring restaurant systems into Year 2000 compliance. This cost is estimated to be approximately $7.0 million, and is included in the Company's 1999 capital budget.

With respect to vendor and third party associations, the plan includes a survey of the systems and products provided by third parties, and includes contacting vendors or third-parties to gain knowledge of the status of their Year 2000 compliance. Currently all items in this area are in the validation process. Based on information received by the Company, these vendors and third parties are at various stages of completion of their Year 2000 compliance plans, and all major suppliers have reported that they expect to be in full compliance by the end of 1999 calendar year.

Management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material adverse impact on its results of operations or financial condition. However, given the nature of the problem and the number of factors outside the Company's direct control, management is continuously evaluating the risks associated with the Year 2000 and cannot guarantee Year 2000 compliance. If for any reason critical suppliers are unable to resolve their Year 2000 issues in a timely manner, the Company's business could be adversely affected. Specifically, the lack of Year 2000 readiness by suppliers could affect the availability and expected cost of food products and other supplies used by the Company and, consequently, the Company's restaurant operations.

Forward looking statements --

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies and the possible effects of the year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control.



Item 7a. Quantitative and qualitative disclosures about market risks

Not applicable

Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Krystal Company:


We have audited the accompanying consolidated balance sheets of The Krystal Company (a Tennessee corporation) and subsidiary ("Post-Merger Company") as of January 3, 1999 and December 28, 1997 (see Note 1) and the related consolidated statements of operations, shareholder's equity and cash flows for the twelve and three months then ended. We have also audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of The Krystal Company ( a Tennessee corporation) and subsidiary "Pre-Merger Company" for the nine months ended September 28, 1997 and the year ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of January 3, 1999 and December 28, 1997 and the results of its operations and its cash flows for the twelve months and the three months then ended and the Pre-Merger Company's results of operations and cash flows for the nine months ended September 28, 1997 and for the year ended December 29, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 12, 1999




                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)

                                            January 3,    December 28,
                                               1999          1997
                                           -----------    -----------

                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments            $   9,012      $  5,507
   Receivables, net                              2,305         1,477
   Income tax receivable                            --         4,582
   Net investment in direct financing
     leases-current portion                         58           247
   Inventories                                   1,684         2,241
   Deferred income taxes                         2,817         2,736
   Prepayments and other                           720           830
                                              --------       -------
     Total current assets                       16,596        17,620
                                              --------       -------
NET INVESTMENT IN DIRECT FINANCING
   LEASES, excluding current portion                --            58
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $16,221
  at January 3, 1999 and $2,659 at
  December 28, 1997                             99,694       101,200
                                              --------       -------
LEASED PROPERTIES, net of accumulated
   amortization of $271 at January 3, 1999
   and $53 at December 28, 1997                  2,595         1,660
                                              --------       -------
OTHER ASSETS:
   Cash surrender value of life insurance           --         6,266
   Prepaid pension asset                         8,329         8,955
   Deferred financing costs, net                 4,577         5,359
   Goodwill, net                                47,429        48,674
   Other                                           268           329
                                              --------       -------
     Total other assets                         60,603        69,583
                                              --------       -------
                                             $ 179,488     $ 190,121
                                               =======       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)
                                           January 3,     December 28,
                                              1999           1997
                                           -----------    -----------
        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $   5,009      $  6,819
   Accrued liabilities                          22,253        19,399
   Current portion of long-term debt                53            53
   Current portion of capital
     lease obligations                             346           235
                                              --------       -------
     Total current liabilities                  27,661        26,506
                                              --------       -------
LONG-TERM DEBT, excluding current portion      100,136       112,174
                                              --------       -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                               2,806         2,029
                                              --------       -------
DEFERRED INCOME TAXES                           11,735        10,256
                                              --------       -------
OTHER LONG-TERM LIABILITIES                      1,344         4,695
                                              --------       -------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at January 3, 1999
     and December 28, 1997                      35,000        35,000
   Retained earnings (deficit)                     806        (  539)
                                              --------       -------
     Total shareholder's equity                 35,806        34,461
                                              --------       -------

                                             $ 179,488     $ 190,121
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    The Krystal Company and Subsidiary
                    ----------------------------------
                   Consolidated Statements of Operations
                   -------------------------------------
                          (Dollars in thousands)
                                      Post-Merger         |        Pre-Merger
                                        Company           |          Company
                                 -------------------------|----------------------
                                                  Three   | Nine
                                  Fiscal Year     Months  | Months  Fiscal Year
                                    Ended         Ended   | Ended     Ended
                                 ------------  -----------|----------------------
                                    Jan. 3,      Dec. 28, | Sep. 28,  Dec. 29,
                                      1999         1997   |  1997      1996
                                 ------------  -----------|----------------------
                                                          |
Revenues:                                                 |
  Restaurant sales                   $248,152   $  61,440 |$178,815  $236,470
  Franchise fees                          333         130 |     219       349
  Royalties                             3,775         828 |   2,232     2,778
  Other                                 5,188       1,290 |   3,469     4,671
                                     ---------  ----------|---------  --------
                                      257,448      63,688 | 184,735   244,268
                                     ---------  ----------|---------  --------
Cost and Expenses:                                        |
  Cost of restaurant sales            204,630      50,569 | 148,394   195,733
  Depreciation and                                        |
    amortization expense               12,868       3,342 |   8,216    11,378
  General and administrative                              |
    expenses                           24,876       6,612 |  19,657    25,422
  Other expenses, net                   3,270         901 |   2,443     3,809
  Special charge                          --           -- |      --     4,000
                                     ---------  ----------|---------  --------
                                      245,644      61,424 | 178,710   240,342
                                     ---------  ----------|---------  --------
Operating income                       11,804       2,264 |   6,025     3,926
Reorganization item                        --          -- |  (1,218)   (3,846)
Gain on settlement of deferred                            |
  compensation obligations              1,805          -- |      --        --
Interest expense, net:                                    |
  Contractual rate interest, net      (10,518)     (2,941)|  (2,310)   (3,191)
  Interest related to certain                             |
    pre-petition liabilities, net          --          -- |      96      (791)
                                     ---------  ----------|---------  ---------
Income (loss) before provision                            |
  for (benefit from) income                               |
  taxes and extraordinary item          3,091        (677)|   2,593    (3,902)
Provision for (benefit from)                              |
  income taxes                          1,746        (138)|     928    (1,480)
                                     ---------  ----------|---------  ---------
Income (loss) before                                      |
  extraordinary item                    1,345        (539)|   1,665    (2,422)
Extraordinary charge for early                            |
  extinguishment of debt, net of                          |
  tax benefit of $134                      --         -   |    (220)      -
                                     ---------  ----------|---------  ---------
Net income (loss)                    $  1,345   $    (539)|$  1,445  $ (2,422)
                                     =========  ==========|=========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.






                 The Krystal Company and Subsidiary
                 ----------------------------------
           Consolidated Statements of Shareholder's Equity
           -----------------------------------------------
                        (Dollars in thousands)
                                      Common    Retained     Deferred
                                       Stock    Earnings   Compensation
                                      ------    --------   ------------
BALANCE, December 31, 1995          $ 40,830    $ 8,195     $(2,378)

  Issuance of 960 common shares
   under restricted stock plan             4         --          (4)

  Forfeiture of 36,000 restricted
   shares                               (278)        --         278

  Net loss                                --     (2,422)         --

  Amortization of deferred
   compensation                           --         --         363

  Tax benefit of restricted
   stock vested                           --        100          --
                                     -------    -------     -------
BALANCE, December 29, 1996            40,556      5,873      (1,741)

  Issuance of 720 common shares
   to management & non-employee
   director under restricted stock
   plans                                   4         --          (4)

  Forfeiture of 16,400 restricted
   shares                               (197)        --         197

  Amortization of deferred
   compensation                           --         --       1,548

  Net income                              --      1,445          --
                                     -------    -------     -------
BALANCE, September 28, 1997
  Pre-Merger Company                $ 40,363    $ 7,318     $    --
                                     =======    =======     =======
---------------------------------------------------------------------
  Cancellation of Pre-Merger
    balances upon merger            $(40,363)   $(7,318)    $    --

  Capital Contribution by
   Port Royal Holdings, Inc.          35,000         --          --

  Net loss                                --       (539)         --
                                     -------    -------     -------
BALANCE, December 28, 1997
  Post-Merger Company               $ 35,000    $  (539)    $    --

  Net income                                      1,345          --
                                     -------    -------      ------
BALANCE, January 3, 1999
  Post-Merger Company               $ 35,000    $   806     $    --
                                     =======    =======      ======

The accompanying notes to consolidated financial statements are an integral part of these statements.





                 The Krystal Company and Subsidiary
                 ----------------------------------
                Consolidated Statements of Cash Flows
                -------------------------------------
                       (Dollars in thousands)
                                     -----------------------|---------------------
                                          Post-Merger       |     Pre-Merger
                                            Company         |      Company
                                     -----------------------|---------------------
                                        Fiscal     Three    | Nine       Fiscal
                                         Year      Months   | Months      Year
                                         Ended     Ended    | Ended       Ended
                                     ----------  -----------|----------------------
                                       Jan. 3,    Dec. 28,  |  Sep. 28,   Dec. 29,
                                         1999      1997     |   1997       1996
                                     ----------  -----------|----------------------
                                                            |
CASH FLOWS FROM OPERATING ACTIVITIES:                       |
  Net income (loss)                    $  1,345    $  (539) | $  1,445   $ (2,422)
  Adjustments to reconcile net                              |
   income (loss) to net cash provided                       |
   by (used in) operating activities-                       |
     Depreciation and amortization       12,868      3,342  |    8,216     11,378
     Deferred income taxes                1,398     (  187) |    5,152     (3,207)
     Loss on early extinguishment                           |
       of debt                               --         --  |      220        --
  Changes in operating assets and                           |
   liabilities:                                             |
     Receivables, net                     ( 828)     2,535  |   (1,446)      (814)
     Income tax receivable                4,582      2,541  |   (4,524)       609
     Inventories                            557       (174) |      266        166
     Prepayments and other                  110        245  |      905     (1,150)
     Accounts payable                    (1,810)     2,063  |      221      2,854
     Income taxes payable                    --       (212) |     (822)       822
     Accrued liabilities                  2,104       (986) |      271      8,559
     Other, net                           3,193     (1,189) |     (840)       (64)
     Liabilities from                                       |
       reorganization activities            --           -- |  (22,317)     1,408
                                        --------    --------|----------  ---------
       Net cash (used in) provided by                       |
         operating activities            23,519      7,439  |  (13,253)    18,139
                                        --------    --------|----------  ---------
                                                            |
CASH FLOWS FROM INVESTING ACTIVITIES:                       |
   Acquisition of                                           |
     The Krystal Company                    --    (111,256) |       --        --
   Additions to property, buildings                         |
     and equipment                      (10,917)    (1,643) |   (5,437)   (6,457)
   Proceeds from sale of property,                          |
     buildings and equipment              1,978         20  |      635     3,282
   Payments received on net                                 |
     investment in direct                                   |
     financing leases                       247        100  |      462       856
                                        --------    --------|----------  ---------
       Net cash used in investing                           |
         activities                      (8,692)  (112,779) |   (4,340)   (2,319)
                                        --------    --------|----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                       |
   Decrease in debt from                                    |
     reorganization activities               --         --  |  (36,000)       --
   Borrowings (repayments)under                             |
     revolving credit facility          (11,113)     5,113  |    6,000        --
   Proceeds from issuance                                   |
     of long-term debt                       --         --  |   30,000        --
   Repayments of Pre-Merger                                 |
     Company long-term debt                 (53)   (29,512) |   (3,431)      (53)
   Issuance of 10.25% senior notes           --    100,000  |       --        --
   Principal payments of capital                            |
     lease obligations                     (156)       (83) |     (385)     (675)
   Capital contribution from                                |
     Port Royal Holdings, Inc.               --     35,000  |       --        --
   Deferred financing costs                  --     (5,597) |   (1,430)       --
   Other                                     --         --  |       --       (40)
                                        --------    --------|----------  ---------
       Net cash provided by (used in)                       |
         financing activities           (11,322)   104,921  |   (5,246)     (768)
                                        --------   ---------|----------  ---------
NET INCREASE(DECREASE) IN CASH AND                          |
 TEMPORARY INVESTMENTS                    3,505       (419) |  (22,839)   15,052
                                                            |
CASH AND TEMPORARY INVESTMENTS,                             |
  beginning of period                     5,507      5,926  |   28,765    13,713
                                        --------   ---------|----------  ---------
CASH AND TEMPORARY INVESTMENTS,                             |
  end of period                        $  9,012  $   5,507  |  $ 5,926   $28,765
                                        ========   =========|==========  =========
                                                            |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                       |
  INFORMATION:                                              |
  Cash paid during the period for:                          |
    Interest, net of amounts                                |
      capitalized                      $ 11,260     $  653  | $  6,797   $   648
                                        =======     ========|==========  =========
    Income taxes                       $    958     $   23  | $    862   $   917
                                        =======     ========|==========  =========
    Reorganization item                $     --     $   --  | $ 14,955   $ 1,092
                                        =======     ========|==========  =========

The accompanying notes to consolidated financial statements are an integral part of these statements.




                    THE KRYSTAL COMPANY AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MERGER WITH PORT ROYAL HOLDINGS INC.

On September 26, 1997, (effective September 29, 1997 for accounting purposes), pursuant to an Agreement and Plan of Merger by and among the Company, Port Royal Holdings, Inc. ("Port Royal") and TKC Acquisition Corp. dated
July 3, 1997, Port Royal acquired the Company for an aggregate purchase price of $112,009,000 (the "Acquisition"). As a result of the merger, each share of the Company's issued and outstanding stock prior to the merger was converted into the right to receive $14.50 cash, and the Company became a wholly-owned subsidiary of Port Royal. The Company prior to the Acquisition is referred to herein as the "Pre-Merger Company." The Company after the Acquisition is referred to as the "Post-Merger Company."

The purchase price for the Acquisition was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement,
(ii) borrowings under a revolving credit facility of $25 million with a bank and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million (the "Senior Notes").

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


                                                             (In thousands)
     Net assets acquired on September 29, 1997
       at historical cost                                       $  46,279
     Revaluation of Krystal's property, buildings
       and equipment to estimated fair value                       15,797
     Adjustment to fair value of other
       assets acquired and liabilities assumed                      3,075
     Deferred income taxes associated with
       the revaluation of Krystal's assets
       and liabilities                                             (3,052)
     Goodwill                                                      49,910
                                                                 ---------
          Total purchase price allocated                        $ 112,009
                                                                 =========


2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

Krystal (a Tennessee corporation) is engaged primarily in the development, operation and franchising of quick-service restaurants in the southeastern United States. Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation") operates a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues in each of the last three years were less than 3% of the Company's total revenues. As discussed in Note 3, on December 15, 1995, Krystal filed a petition for relief under Chapter 11 of the federal bankruptcy laws. Krystal emerged from Chapter 11 bankruptcy with the confirmation of Krystal's plan of reorganization by the U.S. Bankruptcy Court on April 10, 1997.

Basis of Presentation --

The consolidated financial statements for the nine months ended
September 28, 1997 and for the year ended December 29, 1996 were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying consolidated financial statements for the three months ended
December 28, 1997 and for the year ended January 3, 1999 were prepared under a new basis of accounting that reflects the allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997 are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company and Aviation (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year.
The fiscal year ended January 3, 1999 was a 53 week fiscal year.  The years ended December 28, 1997 (comprised of the nine months ended
September 28, 1997 and the three months ended December 28, 1997) and December 29, 1996 were 52 week fiscal years.

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

Property, Buildings and Equipment --

Prior to September 29, 1997, property, buildings and equipment are stated at cost. Effective with the acquisition by Port Royal, property, buildings and equipment were adjusted to their estimated fair values. Properties acquired after September 29, 1997 are stated at cost.

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

           Buildings and improvements       10 - 39 years
           Equipment                        3 - 10 years
           Leaseholds                       Life of lease up to 20 years

Long-lived Assets --

The Company periodically evaluates the carrying value of its long-lived assets. The carrying value of specific long-lived assets are reviewed for potential impairment when the projected undiscounted future cash flow of such assets is less than its carrying value.

Intangibles --

The consolidated balance sheet of the Post-Merger Company includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the 3 months ended December 28, 1997 was $483,000 and $204,000, and $1,999,000 and $823,000 for the year ended
January 3, 1999, respectively. Accumulated amortization of goodwill at January 3, 1999 and December 28, 1997 was $2,482,000 and $483,000,
respectively. Accumulated amortization of deferred financing costs at January 3, 1999 and December 28, 1997 was $1,027,000 and $204,000,
respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At January 3, 1999, there were 110 franchised or licensed restaurants of which 74 restaurants were operated under multi-unit agreements. At December 28, 1997, there were 101 franchised or licensed restaurants of which 68 restaurants were operated under multi-unit agreements.

Franchisees and licensees are required to pay the Company a franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At January 3, 1999 and December 28, 1997, total deferred franchise and license fees were approximately $396,000 and $682,000, respectively.

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

Effects of Accounting Changes --

Statement of Financial Accounting Standards No. 132, "Employers' disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), requires changes in the disclosures about pensions and other benefits provided by employers. This standard does not affect accounting measurements nor does it revise the disclosures made in the financial statements of the plans.
The provisions of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 132 effective for fiscal 1998.


3.   PETITION FOR RELIEF UNDER CHAPTER 11

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938

In early 1997, Krystal and the majority of the FLSA plaintiffs reached a settlement providing for the payment of the FLSA claims and related legal costs. A plan of reorganization (the "Plan") was formally filed on February 24, 1997. On April 10, 1997, the Bankruptcy Court confirmed the Company's plan of reorganization and on April 23, 1997, the Plan became final resulting in the dismissal of the FLSA claims.


4.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at January 3, 1999 and December 28, 1998, consisted of the following:


                                      January 3,       December 28,
                                         1999             1997
                                      -----------      -----------
                                             (In thousands)

         Land                         $  40,254        $  40,248
         Buildings and improvements      32,026           27,315
         Equipment                       30,204           26,216
         Leasehold improvements           9,654            8,701
         Construction in progress         3,777            1,379
                                      ---------        ---------
                                        115,915          103,859
         Accumulated depreciation
           and amortization             (16,221)          (2,659)
                                      ---------        ---------
                                      $  99,694        $ 101,200
                                      =========        =========



5.   ACCRUED LIABILITIES

Accrued liabilities at January 3, 1999 and December 28, 1997, consisted of the following:

                                      January 3,       December 28,
                                         1999             1997
                                     ------------      -----------
                                             (In thousands)

   Salaries, wages and vacation pay   $   7,185        $   4,018
   Workers' compensation                  3,258            4,590
   State sales taxes                      1,836            1,341
   Accrued interest                       2,676            2,823
   Other                                  7,298            6,627
                                       --------         --------
                                      $  22,253        $  19,399
                                       ========         ========


6.   INDEBTEDNESS

Long-term debt at January 3, 1999 and December 28, 1997, consisted of the following:

                                   January 3,     December 28,
                                      1999           1997
                                   -----------    -----------
                                          (In thousands)

    Revolving credit facility,
      due August 26, 2000           $     --       $ 11,113
    10.25% senior notes,
      due October 2007               100,000        100,000
    Other                                189          1,114
                                   ---------       --------
                                     100,189        112,227
    Less--
      Current maturities               (  53)          ( 53)
                                   ---------       --------
                                    $100,136       $112,174
                                   =========       ========

In September 1997, Port Royal issued $100,000,000 in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. Following the acquisition and merger, the Post-Merger Company became the obligor of the Notes. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. On or prior to April 1, 2000, the Company may redeem up to 35% of the original principal amount with the proceeds of one or more public equity offerings at a redemption price of 110 1/4%. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition by Port Royal.

In September 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility (the "Credit Facility") which matures
August 26, 2000. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin that is determined by certain financial covenants. At January 3, 1999, the margin applicable to the Eurodollar interest rate was 2.5%.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness;
(c) the Company's required maintenance of a minimum amount of fixed charges coverage; and (d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of January 3, 1999, and for the year then ended, the Company was in compliance with all loan covenants.

The proceeds of the Credit Facility were used to pay a portion of the purchase price, certain fees and expenses related to the acquisition and merger, certain indebtedness and provide working capital for the Post-Merger Company.

Essentially all assets of the Company at January 3, 1999, are pledged as collateral on the Credit Facility. Additionally, the Credit Facility is guaranteed by Port Royal through a secured pledge of all the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

Scheduled maturities of long-term debt at January 3, 1999, are as follows:

                                        (In thousands):


                         1999                  $    53
                         2000                       36
                         2001                        5
                         2002                       95
                         Thereafter            100,000


At January 3, 1999, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at January 3, 1999 exceeds their carrying value by approximately $2,000,000.
The fair value was estimated based upon quoted market prices for the same or similar issues.

In April 1997, the Company obtained financing (the "Financing")from a financial lending institution to pay the settlement of the FLSA class suit, the payment of senior unsecured and secured debt and creditors' allowed claims in full including interest of 8.5%. The Financing provided for a $23,000,000 five year revolving credit facility, a $10,000,000 term loan due in equal quarterly installments over five years and a $20,000,000 term loan due in quarterly installments in the third through the fifth year following completion of the financing. The revolving credit facility and term loans were secured by substantially all of the Company's assets. In the first quarter of 1997, the Company recognized an extraordinary after-tax charge of $220,000 as a result of the early extinguishment of previously held senior unsecured debt and secured debt in conjunction with the Financing. In conjunction with the acquisition by Port Royal, the Financing was repaid in full.


7.   BENEFIT PLANS

Retirement Plans --

Effective October 1, 1998, the Company amended and restated its defined benefit pension plan. The plan, as amended, is a defined benefit pension plan covering each employee who was participating in the plan on September 30, 1998 and each salaried employee or salaried benefits employee who is employed on or after October 1, 1998. The cost of the plan shall be borne by actuarially determined contributions made by the employer and by contributions made by the participants. The plan provides benefits of stated amounts based on years of service and the employee's compensation. This event was accounted for as a plan amendment. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974.

Effective March 31, 1998, the Company terminated its hourly benefit program to retired employees for all current and future participants. The Company's obligation for any future obligation under this plan was settled. This event was accounted for as a plan termination.

(Dollars in thousands)
                                     Post-Merger     |Pre-Merger    Post-Merger    |Pre-Merger
                                       Company       |Company        Company       |Company
                                    --------------   |---------   --------------   |---------
                                           Pension Benefits         Postretirement Benefits
                                    -----------------|---------   ---------------- |---------
                                    Jan. 3,  Dec. 28,|  Sep. 28,  Jan. 3, Dec. 28, | Sep. 28,
                                      1999     1997  |    1997      1999    1997   |   1997
                                    -------  --------|  -------   -------  ------- | -------
                                                     |                             |
Change in benefit obligation --                      |                             |
  Benefit obligation at beginning                    |                             |
    of period                       $26,653  $24,673 |  $24,112   $1,097   $ 1,034 | $   969
  Service costs                       1,614      341 |    1,023       68        20 |      60
  Interest cost                       1,981      476 |    1,373       67        19 |      56
  Plan participants' contributions      --       --  |      --        37         4 |      11
  Amendments                         (2,816)     --  |      --        --        -- |      --
  Gain from plan termination            --       --  |      --     ( 137)       -- |      --
  Actuarial loss (gain)               3,141    1,504 |   (  683)      21        41 |      --
  Benefits paid                      (1,991)   ( 341)|   (1,152)   ( 136)    (  21)|   (  62)
                                    -------  ------- |  -------   ------   ------- | -------
  Benefit obligation at                              |                             |
      end of period                  28,582   26,653 |   24,673    1,017     1,097 |   1,034
                                    -------  ------- |  -------   ------   ------- | -------
                                                     |                             |
Change in plan assets --                             |                             |
                                                     |                             |
Fair value of plan assets at                         |                             |
      beginning of period            33,197   33,833 |   27,936       --        -- |      --
  Actual return on plan assets        3,519   (  295)|    7,049       --        -- |      --
  Employer contributions                193       -- |       --       99        17 |      51
  Plan participants' contributions       --       -- |       --       37         4 |      11
  Benefits paid                      (1,991)  (  341)|   (1,152)   ( 136)     ( 21)|    ( 62)
                                    -------  ------- |  -------   ------    ------ | -------
  Fair value of plan assets at                       |                             |
      end of period                  34,918   33,197 |   33,833       --        -- |      --
                                    -------  ------- |  -------   ------    ------ | -------
                                                     |                             |
Funded status                         6,336    6,544 |    9,160   (1,017)   (1,097)|  (1,034)
                                                     |                             |
  Unrecognized prior service cost    (2,816)      -- |      268       --        -- |      --
  Unrecognized net loss (gain)        4,809    2,411 |  (12,426)      61        40 |  (   36)
  Unrecognized transition asset          --       -- |  (   943)      --        -- |      --
                                    -------  ------- |  -------   ------    ------ | -------
  Asset (liability) recognized                       |                             |
    in the consolidated balance                      |                             |
    sheet                           $ 8,329  $ 8,955 |  $(3,941)  $( 956)  $(1,057)| $(1,070)
                                    =======  ======= |  =======   ======    ====== | =======
                                                     |                             |
Weighted-average assumptions as                      |                             |
  of the end of period --                            |                             |
                                                     |                             |
  Discount rate                       7.0%     7.5%  |    8.0%     7.5%      8.0%  |   8.0%
  Expected return on plan assets      9.0%     9.0%  |    9.0%     n/a       n/a   |   n/a
  Rate of compensation increase       3.0%     3.0%  |    3.0%     n/a       n/a   |   n/a
                                                     |                             |
                                                     |                             |
  For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 1999 and
  assumed to remain constant thereafter.             |                             |
                                                     |                             |
                                                     |                             |
                                                     |                             |
                                                     |                             |
Components of net periodic benefit cost --           |                             |
                                                     |                             |
  Service cost                       $1,614   $  341 |  $1,023   $   68     $  20  |  $  60
  Interest cost                       1,981      476 |   1,373       67        19  |     56
  Gain from plan termination            --        -- |      --    ( 137)       --  |     --
  Actual return on plan assets       (2,916)     295 |  (7,049)      --        --  |     --
  Net amortization and deferral         --    (1,028)|   4,764       --        --  |     --
                                     ------   ------ |  ------    -----     -----  |   -----
                                     $  679   $   84 |  $  111   $(   2)    $  39  |  $ 116
                                     ======   ====== |  ======    =====     =====  |  =====
<TABLE/>
   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $  114       $  160

  Accumulated postretirement benefit obligation     897        1,156



The Company had a supplemental executive retirement plan for certain former officers. The plan provided additional benefits upon retirement. The supplemental retirement benefit was to be paid over the officers' lifetime but for no less than a period of 10 years following retirement. The Company provided an annual amount necessary to amortize the total cost of the estimated deferred compensation at retirement. Total deferred compensation accrued for this plan at December 27, 1997, was $3,261,000. During 1998, the Company agreed to settle its obligations under this deferred compensation plan by making lump sum cash payments to the two retired executives. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of these executives. The Company realized a gain of $925,000 from this transaction. Also during 1998, the Company realized a gain of $880,000 related to the receipt of life insurance proceeds in excess of cash surrender value.

The Company was the beneficiary of life insurance policies with a face amount of $7,722,000 at December 28, 1997. Total cash surrender value of such life insurance at December 28, 1997 was $6,226,000. During 1998, the Company submitted and received the proceeds from these insurance policies.




8.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                                  Post-Merger      |      Pre-Merger
                                    Company        |       Company
                                -------------------|------------------------
                                 Fiscal    Three   |   Nine       Fiscal
                                  Year     Months  |   Months      Year
                                 Ended     Ended   |   Ended       Ended
                               ----------  ------  |  --------    ----------
                                 Jan. 3,   Dec. 28,|  Sept. 28,  Dec. 29,
                                   1999      1997  |    1997       1996
                                 ------    ------  |  --------   --------
                                            (In thousands)
      Current tax provision                        |
       (benefit):                                  |
         Federal                 $  242     $  40  |  $(3,613)   $ 1,459
         State                      106         9  |     (611)       268
                                  ------    ------ |   ------     ------
                                    348        49  |   (4,224)     1,727
      Deferred income taxes       1,398      (187) |    5,152     (3,207)
                                  ------    ------ |   ------     ------
      Provision for (benefit                       |
         from) income taxes      $1,746     $(138) |  $   928    $(1,480)
                                  ======    ====== |   ======     ======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of January 3, 1999 and December 28, 1997, were as follows:

                                              January 3,  December 28,
                                                1999         1997
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Workers' compensation                       $ 1,238      $ 1,768
  Deferred franchise fees                         151          239
  Miscellaneous payables                          249           56
  Accrued interest                                 --            7
  Other                                         1,179          666
                                               ------       ------
      Current deferred tax asset              $ 2,817      $ 2,736
                                               ======       ======

Noncurrent net deferred tax liability:                    |
  Noncurrent deferred tax asset:                          |
    Deferred compensation                     $    --     | $   513
    Net operating loss carryforwards              842     |   1,306
    Tax credit carryforwards                    1,847     |   1,767
    Accrued postretirement benefit cost           502     |   1,239
    Other                                         254     |     330
                                              -------     | -------
      Noncurrent deferred tax asset             3,445     |   5,155
                                              -------     | -------
  Noncurrent deferred tax liability:                      |
    Property, buildings and equipment         (12,015)    | (12,008)
    Pension asset                              (3,165)    | ( 3,403)
                                              -------     | -------
      Noncurrent deferred tax liability       (15,180)    | (15,411)
                                              -------     | -------
      Noncurrent net deferred tax liability  $(11,735)    |$(10,256)
                                              =======     | =======

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:


                                      Post-Merger      |      Pre-Merger
                                        Company        |       Company
                                   ------------------ -|----------------------
                                    Fiscal    Three    |   Nine        Fiscal
                                     Year     Months   |   Months       Year
                                    Ended     Ended    |   Ended       Ended
                                   ------     ------   |   --------   --------
                                   Jan. 3,    Dec. 28, |   Sept. 28,  Dec. 29,
                                    1999        1997   |     1997       1996
                                   ------     ------   |   --------   --------
                                               (In thousands)
                                                       |
   Computed "expected" tax                             |
     provision (benefit)           $1,051       $ (230)|   $   882   $(1,327)
   Goodwill amortization              639          144 |        --        --
   State income taxes (net of                          |
     federal income tax effect)       164            6 |         2       (99)
   Other, net                        (108)         (58)|        44       (54)
                                    -----        ----- |     -----     -----
   Reported tax provision (benefit)$1,746       $ (138)|   $   928   $(1,480)
                                    =====        ===== |     =====     =====



9.   LEASES

The Company leases certain buildings and equipment and a number of restaurants (land and/or building) under noncancellable lease agreements, some of which are subleased to third parties. The restaurant lease terms are normally for a period of 15 to 20 years with options that permit renewals for additional periods. Certain leases provide for additional contingent rentals based on sales. Generally, the building portions of the restaurant leases have been recorded as capital leases, while the land portions have been recorded as operating leases.

The future minimum lease payments under capital and operating leases, together with the present value of such minimum lease payments as of January 3, 1999, are summarized as follows:
                                     Capital         Operating
                                      Leases           Leases
                                     -------         ---------
      Year                                (In thousands)

      1999                           $  598            $ 4,227
      2000                              598              3,836
      2001                              598              3,280
      2002                              580              2,329
      2003                              548              1,500
      Thereafter                      1,374              3,906
                                     ------            -------
      Total minimum lease payments    4,296            $19,078
                                                       =======
      Less amount representing
        interest                      1,144
                                     ------
      Present value of minimum
        lease payments including
        current portion              $3,152
                                     ======

Rental expense under operating leases was $5,158,000, $1,324,000, $3,974,000, and $4,903,000 for periods ended January 3, 1999, December 28, 1997, September 28, 1997, and December 29, 1996, respectively.

Rental expense includes contingent rentals of $150,000, $31,000, $95,000 and $110,000 for periods ended January 3, 1999, December 28, 1997,
September 28, 1997, and December 29, 1996, respectively.

Direct Financing and Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the components of the net investment in direct financing leases and the minimum future rentals on operating leases/subleases as of January 3, 1999:
                                            Direct
                                          Financing     Operating
                                            Leases        Leases
                                          ---------     ---------
          Year                                (In thousands)

          1999                           $   56          $ 1,148
          2000                                7            1,164
          2001                                -            1,045
          2002                                -              535
          2003                                -              128
          Thereafter                          -               97
                                         ------           ------
          Total minimum lease
            payments to be received          63          $ 4,117
                                                          ======
          Less unearned income              ( 5)
                                         ------
          Net investment in direct
            financing leases including
            current portion              $   58
                                         ======

Rental income under operating leases was $1,006,000, $185,000, $557,000, and $557,000 for periods ended January 3, 1999, December 28, 1997, September 28, 1997, and December 29, 1996, respectively.

10.   CONTINGENCIES

The Company is party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


11.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee stock options plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc., authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007, or upon a change of control of the Company. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. No such options were vested under the acceleration provision in 1998.

The Company accounts for its stock-based compensation plans under APB No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense has been recognized as all employee stock options have been granted with an exercise price equal to the estimated fair value of Port Royal common stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure requirements as detailed below.

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the minimum value option pricing model because there is no established fair market value of the Company's stock as it is not available on the open market. The following weighted average assumptions were used for fiscal year 1998: expected dividend yield of 0%, a risk-free interest rate of 5.49% and expected life of 10 years. Using these assumptions, the fair value of the employee stock options granted in 1998 is $1,303,000, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income would have adjusted to the pro forma amounts indicated below:



                                                1998
                                            ------------
              Net Income (in thousands):
                  As reported                  $1,345
                  Pro forma                     1,284

A summary of the Company's stock option activity is as follows
(shares in thousands):

                                              1998
                                     ----------------------
                                                   Weighted
                                      Shares       Average
                                      Under        Exercise
                                      Option        Price
                                     ---------    ----------
   Outstanding at beginning of year      0           $   0
      Granted                          700            4.50
                                     ---------     ----------
   Outstanding at end of year          700           $4.50
                                     =========     ==========
   Exercisable at end of year           20           $4.50
   Weighted average fair value of
     options granted                     $4.50
                                     =========

Of the 700,000 shares subject to options outstanding at January 3, 1999,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 9.6 years, of which 20,000 shares are exercisable; and (ii) options to purchase 600,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 9.5 years, of which none are exercisable.

Restricted stock plan --

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
                                             =======


Deferred compensation related to the restricted stock awards was recorded based on the market value of the Company's common stock at the date of grant and such deferred compensation was amortized to expense over the period the restrictions lapsed. Compensation expense related to the restricted stock plans was $146,538 and $363,688 for the nine months ended September 28, 1997 and for fiscal year 1996.


12.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 1998
                                             Net
                               Operating    Income
                   Revenues      Income     (Loss)
                   --------    ---------    ------
Quarter Ended:
   March 29        $ 59,625      $ 2,016    $   228
   June 28           61,546        2,593      (  83)
   September 27      66,271        2,214      ( 287)
   January 3, 1999   70,006        4,981      1,487
                   --------      -------   --------
            Total  $257,448      $11,804    $ 1,345
                   ========      =======   ========


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
                   ========      =======   =======

(1) As described in Note 1, the Company was acquired and merged with and into a wholly-owned subsidiary of Port Royal Holdings, Inc. as of September 26, 1997 (September 29, 1997 for accounting purposes).


13.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

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

The following table presents summarized financial information for subsidiary guarantors in connection with the Company's Senior Notes:


                            January 3,               December 28,
                              1999                      1997
                            ----------               -----------
                                      (in thousands)
Balance Sheet Data:
   Current assets            $  872                    $  576
   Noncurrent assets         $  954                    $1,354
   Current Liabilities       $1,220                    $1,659
   Non Current Liabilities   $   79                    $  131




                                Post-Merger          |        Pre-Merger
                                  Company            |         Company
                           ------------------------- | ---------------------
                           Fiscal Year  Three Months | Nine Months  Fiscal Year
                              Ended        Ended     |     Ended      Ended
                          ------------  -----------  | -----------  ---------
                             Jan.3,       Dec. 28,   |   Sep. 28,     Dec. 29,
                              1999          1997     |     1997         1996
                          -----------   -----------  | -----------  ---------
                                              (in thousands)
Income Statement Data:                               |
   Net sales                $5,188        $1,290     |    $3,469      $4,671
   Gross profit             $1,647        $  334     |    $  889      $  815
   Income before provision                           |
     for Federal and State                           |
     Income Taxes           $1,222        $  228     |    $  471      $  210
   Net Income               $  758        $  140     |    $  293      $  130


14.   BUSINESS SEGMENTS

The Company and its subsidiary operate in two industry segments, quick-service restaurants and fixed base airport hangar operations ("FBO"). See Note 13, Summarized Financial Information-Subsidiary Guarantor, for summarized financial information for the FBO segment.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in 1998.

Item 10.  Directors and Executive Officers of the Company

     The directors of the Company are:

  Philip H. Sanford                   45     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  42     President, Chief Operating Officer
                                             and Director
  W. A. Bryan Patten                  58     Director
  Richard C. Patton                   37     Director
  Benjamin R. Probasco                39     Director
  A. Alexander Taylor II              45     Director

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

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been employed as Vice President, Real Estate, for Big River Breweries, Inc. since April 1998. Prior to joining Big River Breweries, Inc., Mr. Probasco was employed for two years at Probasco & Company, a real estate development company, six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group.

     A. Alexander Taylor II has been a Director of the Company since
April 22, 1998 and has been President and Chief Operating Officer of
Chattem, Inc. since January 1998. Prior to joining Chattem, Inc. Mr. Taylor was a partner in the law firm of Miller & Martin and was affiliated with that firm from 1978 to 1998.



      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, are:

  Gordon L. Davenport, Jr.      39     Vice President, Marketing - Development
  Larry J. Reeher               51     Vice President, Human Resources
  Larry D. Bentley              42     Vice President and Chief Financial
                                            Officer
  Michael C. Bass               52     Vice President, Administration.
  Thomas C. Ragan               48     Vice President, Franchising

     Gordon L. Davenport, Jr. has been Vice President Marketing -
Development at Krystal since February 1997. From 1995 to 1997, Mr. Davenport served as Vice President of New Business and Strategic Planning and Vice President of Marketing and New Business. From 1986 to 1995, Mr. Davenport served in various marketing and sales management positions with Warner Lambert Company.

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

     Michael C. Bass was appointed Vice President - Administration on
April 22, 1998. He has served in various capacities with the Company since 1979, including Director of Purchasing, Director of Administration and Vice President of Administration. From 1969 to 1979 he held various management positions with Marriott Corporation.

     Thomas C. Ragan was appointed Vice President of Franchising on
May 14, 1998. From 1997 to 1998, Mr. Ragan served as Vice President of Franchising for Famous Dave's of America, Inc. From 1992 to 1997, he served as Vice President of Franchise Sales for Papa John's International, Inc. He served as Area Director of Operations for Rally's Hamburger, Inc. from 1986 to 1992.


Item 11.  Executive Compensation

     The following table summarizes the total compensation for the last three fiscal years of the following five highest compensated named executive officers of the Company during the last fiscal year.

                             Summary Compensation Table
                                                                               Long-Term
                                     Annual Compensation                     Compensation
                           --------------------------------------------  ---------------------
   Name and                                                Other Annual  Securities underlying
Principal Position          Year       Salary      Bonus   Compensation    Options Awarded(1)

Philip H. Sanford (2)       1998      $351,120    $193,073   $165,392(3)     $      0
  Chairman of the Board of  1997        92,361           0          0               0
  Directors and Chief
  Executive Officer

James F. Exum, Jr. (4)      1998       301,117     165,573     47,714(5)      500,000
  President and Chief       1997        79,167           0      3,167               0
  Operating Officer
  and Director

Larry D. Bentley (6)        1998       146,664      58,674      9,702         100,000
  Vice President, Chief     1997        16,111           0          0               0
  Financial Officer

Gordon L. Davenport, Jr.(7) 1998       172,107      78,966     11,789         100,000
  Vice President Marketing  1997       163,623       7,500      5,314               0

  and Development           1996       152,023           0      5,548               0

Larry J. Reeher (8)         1998       139,373      63,876     13,127               0
  Vice President            1997       133,735       7,500      6,182               0
  Human Resources           1996       127,352           0      6,826               0



(1) Represents stock options granted during fiscal 1998 under the Port Royal Holdings, Inc. Stock Incentive Plan for the Krystal Company.
(2) Mr. Sanford was appointed Chairman and Chief Executive Officer of the Company on September 26, 1997.
(3) This amount includes $153,290 paid to Mr. Sanford for moving expenses and $12,000 automobile expenses.
(4) Mr. Exum was appointed President and Chief Operating Officer of the Company on September 26, 1997.
(5) This amount includes $35,714 paid to Mr. Exum for moving expenses and $12,000 for automobile expenses.
(6) Mr. Bentley was appointed Vice President and Chief Financial Officer on December 18, 1997.
(7) Mr. Gordon L. Davenport, Jr. was appointed Vice President Marketing and Development on February 17, 1997. Bonus compensation includes $10,124 of bonus compensation earned in 1997, but paid in 1998.
(8)     Mr. Reeher was appointed Vice President Human Resources on
        August 14, 1995. Bonus compensation includes $8,269 of bonus compensation earned in 1997, but paid in 1998.

     There are no employment agreements with any of these individuals. The Company has adopted performance-based incentive compensation plans for senior management of the Company, including a cash management bonus plan and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Company on a fully-diluted basis, assuming exercise of options. Non-employee directors receive a fee of $1,000 for each Board of Directors and committee meeting attended.


STOCK OPTIONS GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning the grant of stock options to acquire shares of Port Royal Stock to the named executive officers during the fiscal year ended January 3, 1999. All references to options refer to Port Royal Stock.


                           Options/Grants in Last Fiscal Year

                                 Individual Grants
                         ---------------------------------------
                                                                  Potential Realization
                                 Percentage                         Value at Assumed
                                  of Total                               Annual
                                   Options                         Rates of Stock Price
                                 Granted to  Exercise               Appreciation for
                                  Employees  or Base                  Option Term
                         Options  in Fiscal   Price   Expiration -----------------------
      Name               Granted    Year     ($/sh)     Date         5%($)       10%($)
--------------------     -------  --------   -------   ---------   --------    --------
Philip H. Sanford             --      --         --         --           --           --

James F. Exum, Jr.       500,000    71.4%     $4.50     1-05-07   $3,490,488  $5,305,382

Larry D. Bentley         100,000    14.3%      4.50    12-21-07      698,103   1,061,076

Gordon L. Davenport, Jr. 100,000    14.3%      4.50    12-21-07      698,103   1,061,076

Larry J. Reeher               --      --         --          --           --          --



OPTION EXERCISES AND HOLDINGS

     The option exercises by the Company's chief executive officer and the other named executive officers during the fiscal year ended January 3, 1999, as well as the number and total value of unexercised in-the-money options at January 3, 1999, are shown in the following table. All references to options and shares refer to Port Royal Stock.




                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at January 3, 1999

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Jan. 3. 1999      In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
Philip H. Sanford            --        --         --/--           -/-

James F. Exum, Jr.           --        --     20,000/480,000       0/0

Larry D. Bentley             --        --         --/100,000       -/0

Gordon L. Davenport, Jr.     --        --         --/100,000       -/0

Larry J. Reeher              --        --         --/--            -/-

(1) Since the shares of Port Royal Stock do not trade on any market, it is the assumed that the fair market value of the Port Royal Stock is equal to exercise price of the option.


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

      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class (1)
   Directors
Philip H. Sanford(2)                      2,600,000                 26.0
James F. Exum, Jr.(3)                        20,000                  0.2
W. A. Bryan Patten(4)                       863,333(5)               8.6
Richard C. Patton(6)                      1,233,333(7)              12.3
Benjamin R. Probasco(8)                     863,333(9)               8.6
A. Alexander Taylor II                      123,333                  1.2

   Executive Officers

Larry D. Bentley                                  0                    0
Gordon L. Davenport, Jr.(13)                246,667                  2.5
Larry J. Reeher                                   0                    0
Michael C. Bass                                   0                    0
Thomas C. Ragan                                   0                    0

   5% Shareholders
Katherine J. Johnston Trust(10)           1,233,333                 12.3
Woodmont Capital, LLC(11)                 1,233,333                 12.3
P&P Port Royal Investors, LP(12)            863,333                  8.6
All Directors and Executive
       Officers as a group (9 persons)    5,949,999                 59.5

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to exercisable stock options held by such beneficial owner are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)  The address for this beneficial owner is The Krystal Building,
     One Union Square, Chattanooga, Tennessee  37402.
(3)  Includes 20,000 shares subject to purchase within sixty days of
     March 12, 1999 under the company's Incentive Stock Plan.
(4)  The address for this beneficial owner is 520 Lookout Street,
     Chattanooga, Tennessee  37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner.  Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc.  Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Woodmont Capital, LLC, an investment fund for which Mr. Patton is the President.
(8)  The address for this beneficial owner is 100 East Tenth Street,
     Suite 600, Chattanooga, Tennessee  37402.
(9)  Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville,
     Tennessee   37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga,
     Tennessee   37403.
(13) The address for this beneficial owner is One Union Square, Chattanooga,
     Tennessee   37402.


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

    3.  Exhibits

Exhibit 10.2 --

PORT ROYAL HOLDINGS, INC. STOCK INCENTIVE PLAN FOR THE KRYSTAL COMPANY

     A. Establishment and Purpose of the Plan. The purpose of this Plan is to provide a flexible means of compensation and motivation for outstanding performance by employees of The Krystal Company and its subsidiaries ("Krystal") and other certain persons to further the continued growth and profitability of Krystal through the grant of equity or equity-related interests in Port Royal Holdings, Inc. ("Port Royal"), which owns all of the issued and outstanding stock of Krystal.

     B. Definitions. As used in the Plan, the following terms have the meanings indicated:

           (a)  Board of Directors.  The Board of Directors of Port Royal.

           (b) Committee. The Compensation Committee of the Board of Directors, which committee shall have at least three members, each of whom shall be a Non-Employee Director of Port Royal or Krystal within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

           (c) Common Stock. The common stock of Port Royal, no par value, or such other class or kind of shares of other securities as may be applicable under Section 11 of this Plan.

           (d) Employee. A full-time key employee of the Krystal or its subsidiaries, including an officer who is such an employee.

           (e) Fair Market Value. The fair market value of shares of Common Stock as of such date based upon (i) if publicly-traded, the closing price of the Common Stock as of the day in question (or, if such day is not a trading day, on the nearest preceding trading day) as reported with respect to the market in which such shares are traded, or (ii) if not publicly-traded, the determination of the Committee using any reasonable method in good faith.

           (f) Incentive Stock Option. Any Option intended to meet the requirements of an incentive stock option as defined in Section 422.

           (g) Non-Qualified Stock Option. Any Option not intended to be an Incentive Stock Option.

           (h) Option. An option to purchase Common Stock granted under the Plan, including both an Incentive Stock Option and a Non-Qualified Stock Option.

           (i) Other Plan Grants. Grants, other than those specified herein, that are valued in whole or part by reference to, or otherwise based upon, Common Stock, including without limitation performance shares, convertible or exchangeable debt or equity, and rights valued by reference to financial performance of Port Royal or Krystal or any of its subsidiaries.

           (j) Plan. The Port Royal Holdings, Inc. Stock Incentive Plan for The Krystal Company herein set forth, as the same may from time to time be amended.

           (k) Restricted Stock. Common Stock granted by the Committee subject to restrictions as to transferability and conditions of forfeiture in the hands of the grantee as determined by the Committee.

           (l) Section 422. Section 422 of the Internal Revenue Code of 1986, as amended, or any successor statute.

           (m) Stock Appreciation Right. A right to receive a payment equal to the excess of the (i) Fair Market Value of the shares of Common Stock covered by such right as of the date of exercise or termination over (ii) such amount as is determined by the Committee at the time the Stock Appreciation Right is granted.

           (n) Time-Accelerated Options. An Option to purchase Common Stock granted under the Plan, which may be an Incentive Stock Option or a Non-Qualified Stock Option, with the right to exercise such Option vesting at specified times and subject to accelerated vesting upon the occurrence of certain events established by the Committee.

     C. Eligibility. A grant under this Plan may be made to any Employee or any other person as to whom the Committee determines that making such grant is in the best interests of Krystal; provided, however, that (i) no person may participate in the decision to make a grant to himself, and (ii) no grant of an Incentive Stock Option may be made to a person other than an Employee.

     D. Plan Administration. This Plan shall be administered by the Committee or, in the event the Committee is not for any reason constituted, by the Board of Directors (in which case all references to the Committee shall refer to the Board of Directors). The Committee shall have full power to interpret and administer this Plan and full authority to act in selecting the grantees and in determining type and amount of grants, the terms and conditions of grants, and the terms of agreements which will be entered into with grantees governing such grants. The Committee shall have the power to make rules and guidelines for carrying out the Plan and to make changes in such rules and guidelines as from time to time it deems proper. Any interpretation by the Committee of the terms and provisions of the Plan and the administration thereof and all action taken by the Committee shall be final.

     E.  Shares Subject to the Plan.  Subject to adjustment as provided in
Section 11, the total number of shares of Common Stock available for grant under this Plan shall be 1,000,000. Shares of Common Stock issued hereunder may consist, in whole or in part, of authorized and unissued shares, treasury shares, and shares acquired by private purchase. Any Common Stock which is purchased shall be purchased at prices no higher than the Fair Market Value of such Common Stock at the time of purchase. If for any reason any shares of Common Stock issued under any grant hereunder are forfeited or canceled, or a grant otherwise terminates or is terminated for any reason without the issuance of any shares, then all such shares, to the extent of any such forfeiture, cancellation or termination, shall again be available for grant under this Plan.

     F.  Types of  Grants.

           (a) The Committee may make such grants under this Plan as in its discretion it deems advisable to effectuate the purpose of the Plan, including without limitation grants of Restricted Stock, Incentive Stock Options, Non-Qualified Stock Options, Time-Accelerated Options, Stock Appreciation Rights, and Other Plan Grants. Such grants may be issued separately, in combination, or in tandem, and additional grants may be issued in combination or in tandem with grants previously issued under this Plan or otherwise. As used in this Plan, references to grants in tandem shall mean grants consisting of more than one type of grant where the exercise of one element of the grant effects the cancellation of one or more other elements of the grant.

           (b) The exercise price of an Option or other grant shall be paid in cash or such other consideration as the Committee may determine consistent with applicable law, which may include without limitation (i) shares of Common Stock; and (ii) the withholding, from the shares of Common Stock receivable on exercise, of shares of Common Stock with a Fair Market Value as of the date of exercise equal to the exercise price.

      G. Restricted Stock. Each grant of Restricted Stock shall specify the restrictions thereon and the terms and conditions governing the termination of such restrictions. Each certificate representing Restricted Stock shall at the Committee's discretion either bear a legend as to the restrictions thereon or be deposited by the grantee, together with a stock power endorsed in blank, with Port Royal. The grantee shall have the right to receive dividends from and to vote the shares of Restricted Stock owned by the grantee.

      H.  Options.

           (a) The price at which Common Stock may be purchased upon exercise of an Option shall be determined by the Committee, but, for the grant of an Incentive Stock Option, shall not be less than 100 percent of the Fair Market Value of shares of Common Stock as of the date on which the Option is granted.

           (b) Each Option shall have such terms and conditions as the Committee shall determine, except that no Incentive Stock Option shall have a term of more than ten years. A grantee shall have no rights of a shareholder with respect to any shares of Common Stock subject to an Option unless and until a certificate for such shares shall have been issued.

           (c) All the provisions of Section 422 and the regulations thereunder as in effect from time to time are hereby incorporated by reference herein with respect to Incentive Stock Options to the extent that their inclusion in this Plan is necessary from time to time to preserve their status as incentive stock options for purposes of Section 422. Each provision of the Plan and each agreement relating to an Incentive Stock Option shall be construed so that it shall be an incentive stock option for purposes of
Section 422, and any provisions thereof which cannot be so construed shall be disregarded.

     I. Stock Appreciation Rights. Each grant of a Stock Appreciation Right shall be credited to the grantee's account on the books of the Plan. Payment may be made in whole or in part in cash, shares of Common Stock, or such other form as the Committee may determine.

     J. Other Plan Grants. Other Plan Grants may be made by the Committee upon such terms and conditions as it may determine from time to time.

     K. Adjustments Upon Changes in Capitalization. In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation or any other change in the corporate structure of Port Royal affecting Common Stock, or a sale by Port Royal of all or part of its assets, or any distribution to shareholders other than a normal cash dividend, or any assumption or conversion of outstanding grants as a result of an acquisition, the Board of Directors shall make appropriate adjustment in the number and kind of shares authorized by the Plan and any adjustments in outstanding grants as it deems appropriate.

     L. Termination and Amendment. This Plan shall become effective upon its approval by the shareholders of Port Royal and shall terminate upon the tenth anniversary of such date. It shall remain in full force and effect during such period unless earlier terminated by the Board of Directors, which shall have the power to amend, suspend, terminate or reinstate this Plan at any time, provided that no amendment which increases the number of shares of Common Stock subject to the Plan or changes the exercise price of an Option shall be made without shareholder approval.

     M. Non-Assignability. Grants are not transferable other than by will or the laws of descent and distribution, except that grants other than Incentive Stock Options may also be transferable to the grantee's spouse, children or a family limited partnership, trust or other similar entity solely for the benefit of the grantee or the grantee's spouse or children. A grant is exercisable during the grantee's lifetime only by the grantee or his or her guardian or legal representative.

     N. Exercise by Estate. Any provision of this Plan to the contrary notwithstanding, unless otherwise determined by the Committee, the estate of any grantee shall have one year from the date of death to exercise any grant hereunder, or such longer period as the Committee may determine, except that this sentence shall in no event extend the term of any Incentive Stock Option beyond ten years.

      O.  General Provisions.

           (a) Nothing contained in this Plan, or in any grant made pursuant to the Plan, shall confer upon any grantee any right with respect to terms, conditions or continuance of employment by Krystal or any subsidiary.

           (b) Appropriate provision may be made by the Committee for all taxes required to be withheld in connection with any grant, the exercise thereof, and the transfer of shares of Common Stock, in respect of any federal, state, local or foreign withholding taxes. In the case of payment in the form of Common Stock, Port Royal shall have the right to retain the number of shares of Common Stock whose Fair Market Value equals the amount to be withheld.

           (c) If any day on or before which such action the Plan must be taken falls on a Saturday, Sunday or legal holiday, such action may be taken on the next preceding day which is not a Saturday, Sunday or legal holiday.

           (d) This Plan and all determinations made and actions taken pursuant thereto shall be governed by the laws of Tennessee without regard to principles of conflicts of laws.

           (e) The Committee may amend any outstanding grants to the extent it deems appropriate, provided that the grantee's consent shall be required in the case of amendments adverse to the grantee.


        See exhibit index

(b)     Reports on Form 8-K -

        The registrant did not file a Form 8-K during the fourth quarter of 1998.



Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Krystal Company


Dated: March 18, 1999                 By: /s/Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Vice President
                                        and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 18, 1999
/s/James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 18, 1999

 /s/W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 18, 1999

 /s/Richard C. Patton
----------------------
Richard C. Patton       Director                          March 18, 1999

 /s/Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 18, 1999

 /s/A. Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 18, 1999



     Supplemental information to be furnished with Reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act --

     The Company has not sent an annual report or proxy statement to its sole shareholder, Port Royal Holdings, Inc.



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

       10.2 Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998.

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