Form 10-Q
period 1999-04-04
KRYSTAL COMPANY
filed 1999-05-03
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 4, 1999

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----
                       Commission file number  333-40933
                       -------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                        62-0264140
                 ---------                        ----------
    (State or other jurisdiction of      (IRS Employer identification
 incorporation or organization)             Number)

              One Union Square, Chattanooga, TN   37402
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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 3, 1999.






                           THE KRYSTAL COMPANY
                           -------------------
                              April 4, 1999
                              -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of April 4, 1999 and January 3, 1999, and (2) their change in shareholder's equity for the three months ended April 4, 1999, (3) and the results of their operations and cash flows for the three months ended
April 4, 1999 and March 29, 1998. The results of operations for the interim period ended April 4, 1999 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995 are contained in this 10-Q. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies and the possible effects of the year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended January 3, 1999.





        PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)

                                            April 4,       January 3,
                                              1999            1999
                                            ---------      ---------
                                           (Unaudited)     (Audited)

ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $  8,480       $  9,012
   Receivables, net                             1,092          2,305
   Net investment in direct financing
     leases-current portion                        43             58
   Inventories                                  1,502          1,684
   Deferred income taxes                        2,817          2,817
   Prepayments and other                          464            720
                                             --------       --------
     Total current assets                      14,398         16,596
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        98,963         99,694
                                             --------       --------
LEASED PROPERTIES, net                          3,362          2,595
                                             --------       --------
OTHER ASSETS:
   Prepaid pension asset                        8,059          8,329
   Deferred financing cost, net                 4,371          4,577
   Goodwill, net                               46,929         47,429
   Other                                          256            268
                                             --------       --------
     Total other assets                        59,615         60,603
                                             --------       --------
       TOTAL ASSETS                          $176,338       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.






                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)

                                             April 4,      January 3,
                                               1999           1999
LIABILITIES AND SHAREHOLDER'S EQUITY        ----------     ----------
------------------------------------        (Unaudited)     (Audited)

CURRENT LIABILITIES:
   Accounts payable                          $  5,235       $  5,009
   Accrued liabilities                         16,803         22,253
   Current portion of long-term debt               50             53
   Current portion of capital
     lease obligations                            215            346
   Income taxes payable                           662             --
                                             --------       --------
     Total current liabilities                 22,965         27,661
                                             --------       --------

LONG-TERM DEBT, excluding current portion     100,122        100,136
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              3,718          2,806
                                             --------       --------
DEFERRED INCOME TAXES                          11,735         11,735
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,517          1,344
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at April 4, 1999,
     and at January 3, 1999                    35,000         35,000
   Retained earnings                            1,281            806
                                             --------       --------
     Total shareholder's equity                36,281         35,806
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $176,338       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.




                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)

                                      For the Three Months Ended
                                      --------------------------
                                        April 4,     March 29,
                                          1999         1998
                                        --------      --------

REVENUES:
  Restaurant sales                      $63,248       $57,478
  Franchise fees                             --           127
  Royalties                               1,043           831
  Other revenues                          1,356         1,189
                                        -------       -------
                                         65,647        59,625
                                        -------       -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               51,604        47,712
  Depreciation and amortization
    expenses                              3,175         3,232
  General and administrative
    expenses                              6,392         5,878
  Other expenses, net                       794           787
                                        -------       -------
                                         61,965        57,609
                                        -------       -------
OPERATING INCOME                          3,682         2,016

GAIN ON SETTLEMENT OF DEFERRED
  COMPENSATION OBLIGATIONS                   --         1,455

INTEREST EXPENSE, net                   ( 2,545)       (2,821)
                                        -------       -------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                        1,137           650

PROVISION FOR INCOME TAXES              (   662)       (  422)
                                        -------       -------
NET INCOME                              $   475       $   228
                                        =======       =======

  See accompanying notes to consolidated condensed financial statements.





             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE THREE MONTHS ENDED
                  --------------------------
                       APRIL 4, 1999
                       -------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, January 3, 1999             $35,000    $   806

  Net income                             -          475

                                     -------    -------
BALANCE, April 4, 1999               $35,000    $ 1,281
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

                                              For The Three Months Ended
                                              ---------------------------
                                                 April 4,      March 29,
                                                   1999          1998
                                              ------------    -----------

OPERATING ACTIVITIES:
  Net income                                     $   475        $   228
  Adjustments to reconcile net income
   to net cash provided by operating
   activities-
    Depreciation and amortization                  3,175          3,232
    Change in deferred taxes                          --         (    2)
  Changes in operating assets and
    liabilities:
    Receivables, net                               1,213         (  400)
    Income tax receivable                             --         (   90)
    Inventories                                      182            383
    Prepayments and other                            256            178
    Accounts payable                                 226         (1,535)
    Income taxes payable                             662            -
    Accrued liabilities                           (5,450)         3,363
    Other, net                                       336         (3,304)
                                                 --------       --------
      Net cash provided by
        operating activities                       1,075          2,053
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 2,620)        (1,080)
    Proceeds from sale of property,
      buildings, and equipment                     1,121             95
    Payments received on net investment in
      direct financing leases                         15             78
                                                 --------       --------
      Net cash used in investing activities      ( 1,484)        (  907)
                                                 --------       --------
FINANCING ACTIVITIES:
    Repayments of long-term debt                 (    17)        (   17)
    Principal payments of
      capital lease obligations                  (   106)            55
                                                 --------       --------
      Net cash (used in) provided by
        financing activities                     (   123)            38
                                                 --------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                          (   532)         1,184

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           $ 9,012        $ 5,507
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 8,480        $ 6,691
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 5,221        $   277
                                                 =======        =======
     Income taxes                                $   551        $   483
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




                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Organization and Business Activities --

The Krystal Company (a Tennessee corporation) ("Krystal") is engaged primarily in the development, operation and franchising of quick-service restaurants in the southeastern United States. Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation") operates a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues provide less than 3% of the Company's total revenues.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and Aviation (herein after referred to collectively as the "Company"). All significant intercompany balances and transactions have been eliminated.

Cash and temporary investments --

For purposes of the consolidated statements of cash flows, the Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments.

Inventories --

Inventories are stated at cost and consist primarily of food, paper products and other supplies.

Property, Buildings, and Equipment --

Expenditures which materially increase useful lives are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation of fixed assets is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets as follows:

                Buildings and improvements         10-39 years
                Equipment                           3-10 years
                Leaseholds                         Life of lease up to 20 years

Long-lived assets --

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value.

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000 at April 4, 1999. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended April 4, 1999 was $499,200 and $205,500, respectively and for the three months ended March 29, 1998 was $494,900 and $204,500, respectively. Accumulated amortization of goodwill at April 4, 1999 and March 29, 1998 was $2,981,000 and $978,000, respectively.
Accumulated amortization of deferred financing costs at April 4, 1999 and March 29, 1998 was $1,233,000 and $409,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At April 4, 1999, there were 110 franchise or licensed restaurants of which 40 restaurants were operated under multi-unit agreements. At March 29, 1998, there were 105 franchised or licensed restaurants of which 35 restaurants were operated under multi-unit agreements.

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

2.  SETTLEMENT OF DEFERRED COMPENSATION OBLIGATIONS

During the first quarter of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first three months of 1998, the Company realized a gain of $530,000 related to the receipt of life insurance proceeds in excess of cash surrender value.


3.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The subsidiary guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% senior Subordinated
Notes:


                                  April 4,            January 3,
                                   1999                  1999
                                ---------              --------
                                         (in thousands)
Balance Sheet Data:
  Current assets                  $  644                 $  879
  Noncurrent assets               $1,313                 $1,323
  Current liabilities             $  807                 $1,273
  Non current liabilities         $   22                 $   31



                                       For the three months ended
                                         April 4,      March 29,
                                           1999          1998
                                        ----------     ----------
                                              (in thousands)
Income Statement Data:
  Net sales                              $1,356          $1,189
  Gross profit                           $  475          $  352
  Income before provision for Federal
    and state income taxes               $  370          $  238
  Net income                             $  230          $  148




Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------



        Comparison of the Three Months Ended April 4, 1999
        --------------------------------------------------
            to the Three Months Ended March 29, 1998
            ----------------------------------------


                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit (net income before interest, taxes, depreciation and amortization, and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles.

Cash operating profit for the three months ended April 4, 1999 increased
$1.6 million to $6.8 million (10.45% of revenues) compared to $5.2 million (8.79% of revenues) in the same period in 1998. The 30.77% increase in cash operating profit is primarily attributable to an increase in restaurant sales generated by the introduction of new products and promotional menu items in the restaurants and a reduction in overall operating costs of the Company as a percentage of sales.


The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                     For the three months ended
                                     --------------------------
                                       April 4,      March 29,
                                         1999          1998
                                       --------      --------

SYSTEMWIDE RESTAURANT SALES            $83,713       $75,228
    Percent change                      11.28%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                    241           245


  Restaurant Sales                     $63,248       $57,478
    Percent change                      10.04%

  Same restaurant sales                $61,885       $56,187
    Percent change                      10.14%

  Customer count per day                   686           663
    Percent change                       3.47%

  Average check                        $  4.18       $  3.84
    Percent change                       8.85%

Selected components are --

  Cost of restaurant sales             $51,604       $47,712
    As a percent of restaurant sales    81.59%        83.01%

  Food and paper cost                  $19,357      $17,736
    As a percent of restaurant sales    30.60%       30.86%

  Direct labor                         $14,519      $13,405
    As a percent of restaurant sales    22.96%       23.32%

  Other labor costs                    $ 4,421      $ 4,533
    As a percent of restaurant sales     6.99%        7.89%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                    110          105

  Restaurant Sales                     $20,465      $17,750
    Percent change                      15.29%

  Same restaurant sales                $17,980      $16,376
    Percent change                       9.80%

  Customer count per day                   475          467
    Percent change                       1.71%

  Average check                        $  4.31      $  4.08
    Percent change                       5.64%





                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the three months ended April 4, 1999 increased 11.28% to $83.7 million compared to $75.2 million for the three months ended March 29, 1998.

Total Company revenues increased 10.10% to $65.6 million for the three months ended April 4, 1999 compared to $59.6 million for the three months ended
March 29, 1998. Restaurant sales accounted for $5.8 million of the $6.0 million increase. The balance of the increase resulted from a net increase in franchise fees and royalties of approximately $85,000, and increased revenue from the Company's aviation subsidiary of approximately $167,000. Company-owned same restaurant sales for three months ended
April 4, 1999 were $61,885 compared to $56,187 for the same period of 1998, an increase of 10.14%. The increase in restaurant sales resulted primarily from the introduction of new products, product price increases, new promotional programs, reduced price discounting and continuing improvements in operations at the restaurant level, each of which contributed to an increase in the average customer check and customer counts per restaurant day. The
Company had 241 restaurants open at April 4, 1999 compared to 245 at the end of the first quarter of 1998.


The average customer check for Company-owned restaurants in the first quarter of 1999 was $4.18 as compared to $3.84 in the first quarter of 1998, an increase of 8.85%. The increase in average customer check was due primarily to product price increases of approximately 2.10% in the first three months of 1999 over the first three months of 1998, and a movement in the mix of products sold toward higher priced product offerings such as the Krystal
Chik and the new Sackful offering. Menu prices for the Krystal Chik and Sackfuls (sacks of eight and twelve Krystal hamburgers) are higher than other favorite Krystal sandwiches or combos and therefore contributed to an increase in the amount of the average customer check. During the first quarter of 1999, Krystal Chiks accounted for $7.8 million, or 12.2% and Sackfuls accounted for $7.7 million, or 12.1% of restaurant sales, respectively. Customer counts per restaurant day increased to 686 in the three months ended April 4, 1999 compared to 663 in the same period of 1998, an increase of 3.47%.

The Company's franchisees opened no franchised restaurants in the three months ended April 4, 1999 compared to six opened in the same period of 1998. The Company recognizes franchisee fee income when the franchise restaurant opens, therefore no franchisee fee income was recorded in the three months ended April 4, 1999 compared to $127,000 recorded in the three months ended
March 29, 1998. Royalties increased 25.51% to $1.0 million in the first quarter of 1999 from $831,000 in the first quarter of 1998. The increase in royalties was primarily due to an 4.76% increase in franchise restaurants, a 9.80% increase in franchise same restaurant sales in the three months ended April 4, 1999 compared to the same period in 1998 and $79,000 in royalties from the sale of frozen Krystals. Royalties from the sale of frozen Krystals were negligible in the first quarter of 1998. The franchise system operated 110 restaurants at the end of the first three months of 1999 compared to 105 at the end of the same period of 1998.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.4 million in the three months ended April 4, 1999 compared to $1.2 million in the same period of 1998, a 14.05% increase.

Cost of restaurant sales was $51.6 million in the first three months of 1999 compared to $47.7 million in the same period of 1998. Cost of restaurant sales as a percentage of restaurant sales decreased to 81.59% in the first three months of 1999 from 83.01% in the first three months of 1998. This decrease resulted primarily from a decrease in food and paper costs as a percent of restaurant sales to 30.60% in the first quarter of 1999 compared to 30.86% in the same period of 1998 and a decrease in direct labor as a percentage of restaurants sales at 22.96% in the first quarter of 1999 from 23.32% in the same period of 1998. The decrease in food and paper cost as a percentage of restaurant sales resulted from increased sales of higher gross margin items, such as Sackfuls, and the elimination from the menu of certain lower gross margin items such as the Burger Plus sandwich, the Big K sandwich and the large chicken sandwich. This decrease was also influenced by the 2.1% sales price increase. The improvement in labor as a percent of restaurant sales resulted from increased management focus on labor efficiency and operating leverage achieved through higher same store sales volumes. Other labor, which includes restaurant General Managers' and Assistant Managers' labor costs, as a percentage of restaurant sales decreased from 7.89% to 6.99% during the first quarter of 1999 compared to the same period in 1998. General Managers' and Assistant Managers' labor cost was effected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when revenues increase.

Depreciation and amortization expenses decreased $57,000, or less than 2.00%, to $3.2 million in the first three months of 1999 compared to the first three months of 1998.

General and administrative expenses increased $514,000, or 8.74%, to $6.4 million in the first three months ended April 4, 1999 compared to $5.9 million in the same period of 1998. The increase in general and administrative expenses resulted primarily from increases in expenditures related to corporate office activities and increased sales. The largest contributor to the increase in general and administrative expenses was advertising expense which increased $200,000, or 8.22%, to $2.6 million in the first three months of 1999 compared to $2.4 million in the same period of 1998. Advertising expense as a percentage of restaurant sales was 4.10% in the first three months of 1999 as compared to 4.17% for the same period of 1998.

During the first quarter of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first three months of 1998 the Company realized a gain of $530,000 related to receipt of life insurance proceeds in excess of cash surrender value. No such transactions occurred in the first quarter of 1999.

Interest expense, net of interest income, decreased $276,000 from $2.8 million to $2.5 million in the first quarter of 1999 as compared to the first quarter of 1998. This decrease resulted primarily from a decrease of $11 million in average debt during the same period.

The Company's provision for income taxes increased $240,000, or 5.7% to $662,000 for the first quarter of 1999 as compared to $422,000 for the same period of 1998. The effective income tax rate was 58% for the first quarter of 1999 as compared to 65% for the same period in 1998. The effective tax rate was more than the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.




                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash, however, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $8.5 million at April 4, 1999, compared to a working capital deficit of $11.1 million at January 4, 1999.

Capital expenditures totaled approximately $2.6 million in the first three months of 1999 as compared to $1.1 million for the same period in 1998. The Company opened two new restaurants during the first three months of 1999 and opened none during the same period in 1998. Management estimates that capital expenditures will be approximately $23.4 million during the remainder of 1999. Capital expenditures for the current year are expected to include the construction and/or land acquisition for up to 15 additional restaurants to open in 1999, the acquisition of land for restaurants to open in 2000, the refurbishment of certain restaurants, ongoing capital improvements and the conversion of restaurant computer systems. The Company expects the cost associated with Year 2000 compliance will be approximately $7.3 million in fiscal 1999.

In December 1998, the Company obtained a sales/leaseback commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants. The primary term of leases under this arrangement is 15 years, with two successive five year renewal options. In the quarter ended April 4, 1999, the Company completed a sale/leaseback transaction for a restaurant for a sale price of approximately $985,000.

At April 4, 1999, the Company had available cash of approximately
$8.5 million, receivables of $1.1 million, and $21.4 available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.



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

A portion of the plan involves replacement of the Company's hardware and software environment used to run application software, including the Company's centralized financial systems. The cost of this replacement was approximately $2.1 million, and was completed in 1998. For each Company restaurant location, new restaurant reporting and management systems are scheduled for installation by October 1999, including upgrading of software and selected hardware and telecommunication systems to bring restaurant systems into Year 2000 compliance. This cost is estimated to be approximately $7.3 million in 1999 and is included in the Company's 1999 capital budget.

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

Management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material adverse impact on its results of operations or financial condition. Accordingly, the Company has not developed a contingency plan, and does not intend to do so. However, given the nature of the problem and the number of factors outside the Company's direct control, management is continuously evaluating the risks associated with the Year 2000 and cannot guarantee Year 2000 compliance. If for any reason, critical suppliers are unable to resolve their Year 2000 issues in a timely manner, the Company's business could be adversely affected. Specifically, the lack of Year 2000 readiness by suppliers could affect the availability and expected cost of food products and other supplies used by the Company and, consequently, the Company's restaurant operations.


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


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant during the first quarter of 1999.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: 05/03/99            /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)