Form 10-Q
period 1999-07-04
KRYSTAL COMPANY
filed 1999-08-17
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 4, 1999

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 17, 1999.





                         THE KRYSTAL COMPANY
                           -------------------
                              July 4, 1999
                              ------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of July 4, 1999 and January 3, 1999, and (2) their change in shareholders' equity for the six months ending July 4, 1999 and (3) the results of their operations and their cash flows for the six months ended July 4, 1999 and June 28, 1998 and (4) the results of their operations for the three months ended July 4, 1999 and June 28, 1998 have been included. The results of operations for the interim period ended July 4, 1999 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private Securities Litigation Reform Act of 1995 are contained in this 10-Q. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies and the possible effects of the year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended January 3, 1999.




       PART I.  FINANCIAL INFORMATION
       ------------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                           (In thousands)

                                             July 4,      January 3,
                                              1999           1999
                                            ---------     ----------
                                           (Unaudited)

ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $ 10,003       $  9,012
   Receivables, net                             1,199          2,305
   Net investment in direct financing
     leases-current portion                        40             58
   Inventories                                  1,585          1,684
   Deferred income taxes                        2,817          2,817
   Prepayments and other                        2,370            720
                                             --------       --------
     Total current assets                      18,014         16,596
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       101,516         99,694
                                             --------       --------
LEASED PROPERTIES, net                          4,778          2,595
                                             --------       --------
OTHER ASSETS:
   Prepaid pension asset                        7,790          8,329
   Deferred financing cost, net                 4,166          4,577
   Goodwill, net                               46,430         47,429
   Other                                          242            268
                                             --------       --------
     Total other assets                        58,628         60,603
                                             --------       --------
       TOTAL ASSETS                          $182,936       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.





                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                           (In thousands)

                                              July 4,     January 3,
                                               1999          1999
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------   ----------
------------------------------------        (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  3,623       $  5,009
   Accrued liabilities                         23,095         22,253
   Current portion of long-term debt               69             53
   Current portion of capital
     lease obligations                            414            346
   Income taxes payable                           888             --
                                             --------       --------
     Total current liabilities                 28,089         27,661
                                             --------       --------

LONG-TERM DEBT, excluding current portion     100,179        100,136
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              4,952          2,806
                                             --------       --------
DEFERRED INCOME TAXES                          11,378         11,735
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,544          1,344
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at July 4, 1999,
     and at January 3, 1999                    35,000         35,000
   Retained earnings                            1,794            806
                                             --------       --------
     Total shareholder's equity                36,794         35,806
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $182,936       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.






                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)

                                          For the Three         For the Six
                                          Months Ended          Months Ended
                                        ------------------   ------------------
                                        July 4,   June 28,   July 4,   June 28,
                                          1999      1998      1999      1998
                                        -------   --------   -------   --------

REVENUES:
  Restaurant sales                      $64,747   $59,186   $127,995   $116,664
  Franchise fees                            110       110        110        237
  Royalty revenue                         1,098       913      2,141      1,744
  Other revenue                           1,403     1,337      2,759      2,526
                                        -------   -------   --------   --------
                                         67,358    61,546    133,005    121,171
                                        -------   -------   --------   --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               52,504    48,905    104,108     96,617
  Depreciation and amortization
    expenses                              3,263     3,213      6,438      6,445
  General and administrative
    expenses                              6,967     5,999     13,359     11,877
  Other expenses, net                       832       836      1,626      1,623
                                        -------   -------   --------   --------
                                         63,566    58,953    125,531    116,562
                                        -------   -------   --------   --------
OPERATING INCOME                          3,792     2,593      7,474      4,609

GAIN ON SETTLEMENT OF DEFERRED
  COMPENSATION OBLIGATIONS                   --       350        --       1,805

INTEREST EXPENSE, net                   ( 2,606)   (2,786)   ( 5,151)   ( 5,607)
                                        -------   -------   --------   --------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                        1,186       157      2,323        807

PROVISION FOR INCOME TAXES              (   673)   (  240)   ( 1,335)   (   662)
                                        -------   -------   --------   --------
NET INCOME (LOSS)                       $   513   $(   83)  $    988   $    145
                                        =======   =======   ========   ========

  See accompanying notes to consolidated condensed financial statements.







             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE SIX MONTHS ENDED
                  ------------------------
                       July 4, 1999
                       -------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, January 3, 1999             $35,000    $   806

  Net income                             -          988

                                     -------    -------
BALANCE, July 4, 1999                $35,000    $ 1,794
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.






                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                              For The Six Months Ended
                                              ---------------------------
                                                 July 4,      June 28,
                                                  1999          1998
                                              ------------    -----------

OPERATING ACTIVITIES:
  Net income                                     $   988        $   145
  Adjustments to reconcile net income
   to net cash provided by operating
   activities-
    Depreciation and amortization                  6,438          6,445
    Change in deferred taxes                     (   357)       (     2)
  Changes in operating assets and liabilities:
    Receivables, net                               1,106             43
    Income tax receivable                             --        (   230)
    Inventories                                       99            284
    Prepayments and other                        ( 1,650)       (   442)
    Accounts payable                             ( 1,386)           309
    Income taxes payable                             888            -
    Accrued liabilities                              842            616
    Other, net                                       458          2,597
                                                 --------       --------
      Net cash provided by
        operating activities                       7,426          9,765
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 8,458)       ( 3,818)
    Proceeds from sale of property,
      buildings, and equipment                     2,192            125
    Payments received on net investment in
      direct financing leases                         18            145
                                                 --------       --------
      Net cash used in investing activities      ( 6,248)       ( 3,548)
                                                 --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowing                           90            --
    Repayments of long-term debt                 (    31)       (11,142)
    Principal payments of
      capital lease obligations                  (   246)       (    22)
                                                 --------       --------
      Net cash used in
        financing activities                     (   187)       (11,164)
                                                 --------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                              991        ( 4,947)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           $ 9,012        $ 5,507
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $10,003        $   560
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 5,348        $ 5,884
                                                 =======        =======
     Income taxes                                $ 1,896        $   900
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

Property, Buildings, and Equipment --

Expenditures, which materially increase useful lives, are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation of fixed assets is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets as follows:

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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000 at July 4, 1999. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended July 4, 1999 was $499,300 and $205,500, respectively and for the three months ended June 28, 1998 was $491,000 and $208,000, respectively. Amortization expense for goodwill and deferred financing costs for the six months ended July 4, 1999 was $998,500 and $411,000, respectively and for the six months ended June 28, 1998 was $986,000 and $412,000, respectively. Accumulated amortization of goodwill at July 4, 1999 and June 28, 1998 was $3,480,100 and $1,469,000, respectively. Accumulated amortization of deferred financing costs at July 4, 1999 and June 28, 1998 was $1,438,500 and $616,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At July 4, 1999, there were 113 franchise or licensed restaurants of which 43 restaurants were developed under multi-unit agreements. At June 28, 1998, there were 109 franchised or licensed restaurants of which 38 restaurants were developed under multi-unit agreements.

Franchisees and licensees are required to pay the Company a franchise or license fee and a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts depending on the duration and type of the franchise agreement. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets.

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

2.  SETTLEMENT OF DEFERRED COMPENSATION OBLIGATIONS

During the first six months of 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the first six months of 1998, the Company realized a gain of $880,000 related to the receipt of life insurance proceeds in excess of cash surrender value.

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

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% senior Subordinated
Notes:


                                          July 4,       January 3,
                                           1999           1999
                                         ---------    ----------
                                            (in thousands)
Balance Sheet Data:
  Current assets                         $  669          $  879
  Noncurrent assets                      $1,291          $1,323
  Current liabilities                    $  527          $1,273
  Non current liabilities                $   79          $   31



                                       For the Six Months Ended
                                          July 4,       June 28,
                                           1999          1998
                                        ----------     ---------
                                              (in thousands)
Income Statement Data:
  Net sales                              $2,759          $2,526
  Gross profit                           $  944          $  768
  Income before provision for Federal
    and state income taxes               $  735          $  549
  Net income                             $  456          $  341




Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                        For the Three          For the Six
                                         Months Ended          Months Ended
                                     ------------------    --------------------
                                      July 4,   June 28,     July 4,   June 28,
                                       1999      1998         1999      1998
                                     --------  --------    ---------  ---------

SYSTEMWIDE RESTAURANT SALES           $87,045   $78,665     $170,758   $153,893
    Percent change                     10.65%                 10.96%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                   244       244          244        244

  Restaurant Sales                    $64,747   $59,186     $127,995   $116,664
    Percent change                      9.40%                  9.71%

  Same restaurant sales               $63,457   $58,190     $125,454   $114,569
    Percent change                      9.05%                  9.50%

  Transaction count per day               687       683          687        673
    Percent change                      0.59%                  2.08%

  Average check                       $  4.29   $  3.89     $   4.23   $   3.86
    Percent change                     10.28%                  9.59%


Selected components are --
  Cost of restaurant sales            $52,504   $48,905     $104,108   $ 96,617
    As a percent of restaurant sales   81.09%    82.64%       81.33%     82.83%

  Food and paper cost                 $19,988   $17,915     $ 39,345   $ 35,651
    As a percent of restaurant sales   30.87%    30.27%       30.74%     30.56%

  Direct labor                        $15,057   $13,786     $ 29,576   $ 27,191
    As a percent of restaurant sales   23.26%    23.29%       23.11%     23.31%

  Other labor costs                   $ 4,115   $ 4,364     $  8,536   $  8,897
    As a percent of restaurant sales    6.36%     7.37%        6.67%      7.63%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                   113       109          113        109

  Restaurant Sales                    $22,298   $19,479     $ 42,763   $ 37,230
    Percent change                     14.47%                 14.86%



  Same restaurant sales               $20,568  $18,662      $ 37,275   $ 33,878
    Percent change                     10.21%                 10.03%

  Transaction count per day               496      486           485        477
    Percent change                      2.06%                  1.68%

  Average check                       $  4.45  $  4.12      $   4.38   $   4.10
    Percent change                      8.01%                  6.83%








       Comparison of the Three Months Ended July 4, 1999
        --------------------------------------------------
            to the Three Months Ended June 28, 1998
            ----------------------------------------


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

Cash operating profit for the three months ended July 4, 1999 increased $1.3 million to $7.1 million (10.5% of revenues) compared to $5.8 million (9.4% of revenues) for the three months ended June 28, 1998. The 21.5% increase in cash operating profit was primarily attributable to an increase in restaurant sales generated by the introduction of new products and promotional menu items in the restaurants and a reduction in overall operating costs of the Company as a percentage of sales.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the three months ended July 4, 1999 increased 10.7% to $87.0 million compared to $78.7 million for the three months ended June 28, 1998.

Total Company revenues increased 9.4% to $67.4 million in the three months ended July 4, 1999 compared to $61.5 million in the three months ended June 28, 1998. Of the $5.9 million increase, $5.6 million was attributable to an increase in restaurant sales and $185,000 was attributable to an increase in royalty revenue. The Company had 244 restaurants open at both July 4, 1999 and June 28, 1998. Company-owned same restaurant sales for three months ended July 4, 1999 were $63.5 million compared to $58.2 million for the three months ended June 28, 1998, an increase of 9.1%. The increase in same restaurant sales resulted primarily from increased food volume sold, and to a lesser degree, product price increases and an increase in transaction counts. Food volume sold increased primarily as a result of the introduction of new products, new promotional programs and continuing improvements in operations at the store level.

These factors, combined with reduced price discounting and product price increases of approximately 2.1% contributed to an increase in the average customer check. The average customer check for Company-owned restaurants for the three months ended July 4, 1999 was $4.29 as compared to $3.89 for the three months ended June 28, 1998, an increase of 10.3%. The increase in average customer check was due primarily to a movement in the mix of products sold toward higher priced product offerings such as the Krystal Chik and Krystal Chik Combos and increased food volume per transaction resulting from higher volume offerings such as the new Sackful offering (sacks of eight and twelve Krystal hamburgers) and to maintaining product price increases of approximately 2.1% implemented in the first quarter of 1999. During the three months ended July 4, 1999, Krystal Chiks and Chik Combos accounted for $7.3 million, or 11.4% and Sackfuls accounted for $7.6 million, or 11.7% of restaurant sales, respectively. During the three months ended June 28, 1998, Krystal Chiks and Chik Combos accounted for $2.1 million, or 3.5% and Sackfuls accounted for $1.2 million, or 2.0% of restaurant sales, respectively. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, increased to 687 in the three months ended July 4, 1999 compared to 683 in the same period of 1998, an increase of .59%.

The Company's franchisees opened three franchised restaurants in the three months ended July 4, 1999 compared to four opened in the three months ended June 28, 1998. Franchisee fee income was $110,000 in both the three months ended July 4, 1999 and in the three months ended June 28, 1998. Royalty revenue increased 20.3% to $1.1 million in the three months ended July 4, 1999 from $913,000 in the three months ended June 28, 1998. This increase was primarily due to a 3.7% increase in the number of franchise restaurants, a 10.2% increase in franchise same restaurant sales and an increase in royalties from the sale of frozen Krystals of $48,000. Royalties from the sale of frozen Krystals were negligible in the three months ended June 28, 1998. The franchise system operated 113 restaurants at the end of the three months ended July 4, 1999 compared to 109 at the end of the three months ended June 28, 1998.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.4 million for the three months ended July 4, 1999 compared to $1.3 million for the three months ended June 28, 1998, a 4.9% increase.

Cost of restaurant sales was $52.5 million for the three months ended July 4, 1999 compared to $48.9 million for the three months ended June 28, 1998. The increase in cost resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 30.87% in the three months ended July 4, 1999 from 30.27% in the three months ended June 28, 1998. The increase in food and paper costs as a percent of restaurant sales resulted from increases in beef prices, the purchase of higher quality pork items and from increased sales volume of the new Krystal Chik, which has a higher percent of food costs relative to its sales price than most of the Company's other menu items. Direct labor costs as a percent of restaurant sales decreased to 23.26% in the three months ended July 4, 1999 from 23.29% in the three months ended June 28, 1998. The decrease in direct labor costs as a percentage of restaurant sales resulted from more efficient labor utilization in the Company's restaurant operations and operating leverage achieved through higher same store sales volume, offset by a 7.6% increase in the average pay rate of the Company's hourly restaurant employees. Other labor costs as a percent of restaurant sales decreased to 6.36% in the three months ended July 4, 1999 from 7.37% in the three months ended June 28, 1998. The decrease in other labor costs as a percent of restaurant sales resulted from higher same store restaurant sales. Other labor costs, which includes restaurant General Managers' and Assistant Managers' labor cost, is affected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when same store revenues increase.

Depreciation and amortization expenses increased $50,000, or 1.6%, to $3.3 million in the three months ended July 4, 1999 compared to the three months ended June 28, 1998. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses increased $968,000, or 16.1%, to $7.0 million in the three months ended July 4, 1999 compared to $6.0 million in the three months ended June 28, 1998. The increase in general and administrative expenses resulted primarily from increases in expenditures related to corporate office activities, increased franchise sales activities and increased sales. The largest contributor to the increase in general and administrative expenses was advertising expense which increased $409,000, or 17.9%, to $2.7 million in the three months ended July 4, 1999 compared to $2.3 million in the three months ended June 28, 1998. Advertising expense as a percentage of restaurant sales increased to 4.2% in the three months ended July 4, 1999 from 3.9% in the three months ended June 28, 1998. The increase in total general and administrative expenses was also affected by an increase in group life insurance expense which increased $152,000 or 41.3%, to $520,000 in the three months ended July 4, 1999 compared to $368,000 in the three months ended June 28, 1998. This increase resulted from higher than normal benefit claims.

Interest expense, net of interest income, decreased $180,000 to $2.6 million in the three months ended July 4, 1999 from $2.8 million in the three months ended June 28, 1998. The decrease resulted from a decrease in average debt of $5.8 million during the three months ended July 4, 1999 as compared to the three months ended June 28, 1998.

The Company's provision for income taxes increased $433,000, or 180.4% to $673,000 in the three months ended July 4, 1999 as compared to $240,000 for the three months ended June 28, 1998. The effective income tax rate was 56.8% for the three months ended July 4, 1999 as compared to 153% for the same period in 1998. The effective tax rate was more than the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.





        Comparison of the Six Months Ended July 4, 1999
        --------------------------------------------------
            to the Six Months Ended June 28, 1998
            ----------------------------------------


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

Cash operating profit for the six months ended July 4, 1999 increased $2.8 million to $13.9 million (10.5% of revenues) compared to $11.1 million (9.1% of revenues) for the six months ended June 28, 1998. The 25.9% increase in cash operating profit was primarily attributable to an increase in restaurant sales generated by the introduction of new products and promotional menu items in the restaurants and a reduction in overall operating costs of the Company as a percentage of sales.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the six months ended July 4, 1999 increased 10.9% to $170.8 million compared to $153.9 million for the six months ended June 28, 1998.

Total Company revenues increased 9.8% to $133 million for the six months ended July 4, 1999 compared to $121.2 million for the six months ended
June 28, 1998. Of the $11.8 million increase, $11.3 million was attributable to an increase in restaurant sales and $270,000 was attributable to an increase in royalty revenue. The Company had 244 restaurants open at both July 4, 1999 and June 28, 1998. Company-owned same restaurant sales for the six months ended July 4, 1999 were $125.5 million compared to $114.6 million for the six months ended June 28, 1998, an increase of 9.5%. The increase in same restaurant sales resulted primarily from increased food volume sold, and to a lesser degree, product price increases and an increase in transaction counts. Food volume sold increased primarily as a result of the introduction of new products, new promotional programs and continuing improvements in operations at the store level.

These factors, combined with reduced price discounting and product price increases of approximately 2.1% contributed to an increase in the average customer check. The average customer check for Company-owned restaurants for the six months ended July 4, 1999 was $4.23 compared to $3.86 for the six months ended June 28, 1998, an increase of 9.6%. The increase in average customer check was due primarily to a movement in the mix of products sold toward higher priced product offerings such as the Krystal Chik and Krystal Chik Combos and increased food volume per transaction resulting from higher volume offerings such as the new Sackful offering (sacks of eight and twelve Krystal hamburgers) and to maintaining product price increases of approximately 2.1% implemented in the first quarter of 1999. During the six months ended July 4, 1999, Krystal Chiks and Chik Combos accounted for $15.1 million, or 11.1% and Sackfuls accounted for $15.3 million, or 12.0% of restaurant sales, respectively. During the six months ended June 28, 1998, Krystal Chiks and Chik Combos accounted for $2.1 million, or 1.8% and Sackfuls accounted for $1.5 million, or 1.3% of restaurant sales, respectively. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, increased to 687 in the six months ended July 4, 1999 compared to 673 in the six months ended June 28, 1998, an increase of 2.1%.

The Company's franchisees opened four franchised restaurants in the six months ended July 4, 1999 compared to ten opened in the six months ended June 28, 1998. Franchise fee income was $110,000 in the six months ended July 4, 1999 as compared to $237,000 in the six months ended June 28, 1998. Royalty revenue increased 22.8% to $2.1 million in the six months ended July 4, 1999 from $1.7 million in the six months ended June 28, 1998. This increase was primarily due to a 3.7% increase in the number of franchise restaurants, a 10.0% increase in franchise same restaurant sales and an increase in royalties from the sale of frozen Krystals of $127,000. Royalties from the sale of frozen Krystals were negligible in the six months ended June 28, 1998. The franchise system operated 113 restaurants at the end of the six months ended July 4, 1999 compared to 109 at the end of the six months ended June 28, 1998.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $2.8 million in the six months ended July 4, 1999 compared to $2.5 million in the six months ended June 28, 1998, a 9.2% increase.

Cost of restaurant sales was $104.1 million in the six months ended July 4, 1999 compared to $96.6 million in the six months ended June 28, 1998. The increase in cost resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 30.74% in the six months ended July 4, 1999 from 30.56% in the six months ended June 28, 1998. The increase in food and paper costs as a percent of restaurant sales resulted from increases in beef prices, the purchase of higher quality pork items and from increased sales volume of the new Krystal Chik, which has a higher percent of food costs relative to its sales price than most of the Company's other menu items. Direct labor costs as a percent of restaurant sales decreased to 23.11% in the six months ended July 4, 1999 from 23.31% in the six months ended June 28, 1998. The decrease in direct labor costs as a percentage of restaurant sales resulted from more efficient labor utilization in the Company's restaurant operations and operating leverage achieved through higher same store sales volumes, offset by a 7.5% increase in the average pay rate of the Company's hourly restaurant employees. Other labor costs as a percent of restaurant sales, decreased to 6.67% from in the six months ended July 4, 1999 from 7.63% in the six months ended June 28, 1998. The decrease in other labor costs as a percent of restaurant sales resulted from higher same store restaurant sales. Other labor, which includes restaurant General Managers' and Assistant Managers' labor cost, is affected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when same store revenues increase.

Depreciation and amortization expenses decreased $7,000, or .11%, to $6.4 million in the six months ended July 4, 1999 compared to the six months ended June 28, 1998. The decrease in depreciation and amortization expenses is primarily attributable to the closing of eight underperforming stores in the second through fourth quarters of 1998 which resulted in lower depreciation expense in the six months ended July 3, 1999, offset by an increase in depreciation expense for new restaurants placed into service during the six months ended July 4, 1999.

General and administrative expenses increased $1.5 million, or 12.5%, to $13.4 million in the six months ended July 4, 1999 compared to $11.9 million in the six months ended June 28, 1998. The increase in general and administrative expenses resulted primarily from increases in expenditures related to corporate office activities, increased franchise sales activities and increased sales. The largest contributor to the increase in general and administrative expenses was advertising expense which increased $606,000, or 12.9%, to $5.3 million in the six months ended July 4, 1999 compared to $4.7 million in the six months ended June 28, 1998. Advertising expense as a percentage of restaurant sales increased to 4.1% in the six months ended July 4, 1999 compared to 4.0% during the six months ended June 28, 1998. The increase in total general and administrative expenses was also affected by an increase in pension plan expenses which increased $179,000 or 39.8%, to $629,000 from $450,000 in the six months ended July 4, 1999 as compared to the six months ended June 28, 1998.

During the six months ended June 28, 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the six months ended June 28, 1998 the Company realized a gain of $880,000 related to receipt of life insurance proceeds in excess of cash surrender value. No such transactions occurred in the six months ended July 4, 1999.

Interest expense, net of interest income, decreased $456,000 to $5.2 million in the six months ended July 4, 1999 from $5.6 million in the six months ended June 28, 1998. The decrease resulted from a decrease in average debt of approximately $6.0 million during the six months ended July 4, 1999 as compared to the six months ended June 28, 1998.

The Company's provision for income taxes increased $673,000, or 101.7% to $1.3 million in the six months ended July 4, 1999 as compared to $662,000 for the six months ended June 28, 1998. The effective income tax rate was 57.5% for the six months ended July 4, 1999 as compared to 82.0% for the six months ended June 28, 1998. The effective tax rate was more than the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash, however, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $10.1 million at July 4, 1999, compared to a working capital deficit of $11.1 million at January 4, 1999.

Capital expenditures totaled approximately $8.4 million in the six months ended July 4, 1999 as compared to $3.8 million in the six months ended June 28, 1998. Included in the 1999 capital expenditures is approximately $777,500 related to properties the Company expects to sell through sales and leaseback transactions within the next six months. The Company opened four new restaurants during the six months ended July 4, 1999 and opened none during the six months ended June 28, 1998. Management estimates that capital expenditures will be approximately $16.4 million during the remainder of 1999. Capital expenditures for the current year are expected to include the construction and/or land acquisition for up to 15 additional restaurants to open in 1999, the acquisition of land for restaurants to open in 2000, the refurbishment of certain restaurants, ongoing capital improvements and the conversion of restaurant computer systems. The Company expects the cost associated with Year 2000 compliance will be approximately $7.3 million in fiscal 1999.

In December 1998, the Company obtained a sales and leaseback commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants. The primary term of leases under this arrangement is 15 years, with two successive five year renewal options. In the six months ended July 4, 1999, the Company completed one sale and leaseback transaction at a total sales price of approximately $984,000.

At July 4, 1999, the Company had available cash of approximately $10 million, receivables of $1.2 million, and $21.4 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


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

Dated: 08/17/99            /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)