Form 10-Q
period 1999-10-03
KRYSTAL COMPANY
filed 1999-11-03
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 3, 1999

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 3, 1999.






                          THE KRYSTAL COMPANY
                          -------------------
                             October 3, 1999
                             ---------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of October 3, 1999 and January 3, 1999, and (2) their change in shareholder's equity for the nine months ending October 3, 1999 and (3) the results of their operations and their cash flows for the nine months ended
October 3, 1999 and September 27, 1998 and (4) the results of their operations for the three months ended October 3, 1999 and September 27, 1998 have been included. The results of operations for the interim period ended October 3, 1999 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies and the possible effects of the year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended January 3, 1999.












         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                    (In thousands) (Unaudited)


                                            October 3,    January 3,
                                              1999           1999
                                            ---------     ----------


ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $  4,796       $  9,012
   Receivables, net                             1,050          2,305
   Net investment in direct financing
     leases-current portion                        36             58
   Inventories                                  1,619          1,684
   Deferred income taxes                        2,817          2,817
   Prepayments and other                          964            720
                                             --------       --------
     Total current assets                      11,282         16,596
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       109,588         99,694
                                             --------       --------
LEASED PROPERTIES, net                          5,884          2,595
                                             --------       --------
OTHER ASSETS:
   Prepaid pension asset                        7,810          8,329
   Deferred financing cost, net                 3,960          4,577
   Goodwill, net                               45,931         47,429
   Other                                          559            268
                                             --------       --------
     Total other assets                        58,260         60,603
                                             --------       --------
       TOTAL ASSETS                          $185,014       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.






                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                    (In thousands) (Unaudited)

                                             October 3,   January 3,
                                               1999          1999
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------   ----------
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  3,616       $  5,009
   Accrued liabilities                         19,841         22,253
   Current portion of long-term debt               63             53
   Current portion of capital
     lease obligations                            842            346
   Income taxes payable                           504             --
                                             --------       --------
     Total current liabilities                 24,866         27,661
                                             --------       --------

LONG-TERM DEBT, excluding current portion     104,269        100,136
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              5,677          2,806
                                             --------       --------
DEFERRED INCOME TAXES                          11,674         11,735
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,461          1,344
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at October 3, 1999,
     and at January 3, 1999                    35,000         35,000
   Retained earnings                            2,067            806
                                             --------       --------
     Total shareholder's equity                37,067         35,806
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $185,014       $179,488
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.





                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)

                                        For the Three         For the Nine
                                        Months Ended          Months Ended
                                      ------------------   ------------------
                                        Oct. 3, Sept. 27, Oct. 3,   Sept. 27,
                                         1999     1998      1999      1998
                                      -------   --------   -------   --------

REVENUES:
  Restaurant sales                    $64,938   $63,963   $192,933   $180,627
  Franchise fees                           83        47        193        284
  Royalties                             1,120       971      3,261      2,715
  Other revenue                         1,419     1,290      4,178      3,816
                                      -------   -------   --------   --------
                                       67,560    66,271    200,565    187,442
                                      -------   -------   --------   --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales             53,956    53,183    158,064    149,800
  Depreciation and amortization
    expenses                            3,553     3,225      9,991      9,670
  General and administrative
    expenses                            5,818     6,839     19,177     18,716
  Other expenses, net                     897       810      2,523      2,433
                                      -------   -------   --------   --------
                                       64,224    64,057    189,755    180,619
                                      -------   -------   --------   --------
OPERATING INCOME                        3,336     2,214     10,810      6,823

GAIN ON SETTLEMENT OF DEFERRED
  COMPENSATION OBLIGATIONS                 --        --        --       1,805

INTEREST EXPENSE, net                 ( 2,546)   (2,394)   ( 7,697)   ( 8,001)
                                      -------   -------   --------   --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                        790    (  180)     3,113        627

PROVISION FOR INCOME TAXES            (   517)   (  107)   ( 1,852)   (   769)
                                      -------   -------   --------   --------
NET INCOME (LOSS)                     $   273   $(  287)  $  1,261   $(   142)
                                      =======   =======   ========   ========

  See accompanying notes to consolidated condensed financial statements.





             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE NINE MONTHS ENDED
                  -------------------------
                      OCTOBER 3, 1999
                      ---------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, January 3, 1999             $35,000    $   806

  Net income                             -        1,261

                                     -------    -------
BALANCE, October 3, 1999             $35,000    $ 2,067
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

                            For The Nine Months Ended
                                              ---------------------------
                                                October 3,    September 27,
                                                   1999          1998
                                              ------------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                              $ 1,261        $(  142)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                  9,991          9,670
    Change in deferred taxes                     (    61)       (     2)
  Changes in operating assets and liabilities:
    Receivables, net                               1,255             61
    Income tax receivable                             --          4,263
    Inventories                                       65             41
    Prepayments and other                        (   244)       (   174)
    Accounts payable                             ( 1,393)       (   638)
    Income taxes payable                             504            -
    Accrued liabilities                          ( 2,412)         4,978
    Other, net                                   (   356)         3,202
                                                 --------       --------
      Net cash provided by
        operating activities                       8,610         21,259
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (20,032)       ( 7,566)
    Proceeds from sale of property,
      buildings, and equipment                     3,438          1,085
    Payments received on net investment in
      direct financing leases                         22            205
                                                 --------       --------
      Net cash used in investing activities      (16,572)       ( 6,276)
                                                 --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowing                        4,190            --
    Repayments of long-term debt                 (    49)       (11,154)
    Principal payments of
      capital lease obligations                  (   395)       (    85)
                                                 --------       --------
      Net cash provided by (used in)
        financing activities                       3,746        (11,239)
                                                 --------      --------
NET (DECREASE)INCREASE IN CASH AND
  TEMPORARY INVESTMENTS                          ( 4,216)         3,744

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                             9,012          5,507
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 4,796        $ 9,251
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $10,757        $ 5,888
                                                 =======        =======
     Income taxes                                $ 2,477        $   938
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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000 at October 3, 1999. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended October 3, 1999 was $499,300 and $205,500, respectively and for the three months ended September 27, 1998 was $490,000 and $206,000, respectively. Amortization expense for goodwill and deferred financing costs for the nine months ended October 3, 1999 was $1,498,000 and $617,000, respectively and for the nine months ended September 27, 1998 was $1,476,000 and $617,000, respectively. Accumulated amortization of goodwill at October 3, 1999 and September 27, 1998 was $3,979,000 and $1,959,000, respectively. Accumulated amortization of deferred financing costs at October 3, 1999 and September 27, 1998 was $1,644,000 and $822,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At October 3, 1999, there were 112 franchise or licensed restaurants and at September 27, 1998, there were 109 franchised or licensed restaurants.

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


The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% senior Subordinated
Notes:


                                 October 3,            January 3,
                                   1999                  1999
                                ---------              ----------
                                         (in thousands)
Balance Sheet Data:
  Current assets                  $1,096                 $  879
  Noncurrent assets               $3,292                 $1,323
  Current liabilities             $  722                 $1,273
  Non current liabilities         $   70                 $   31



                                       For the Nine Months Ended
                                        October 3,    September 27,
                                           1999          1998
                                        ----------     ---------
                                              (in thousands)
Income Statement Data:
  Net sales                              $4,178          $3,816
  Gross profit                           $1,359          $1,204
  Income before provision for Federal
    and state income taxes               $1,036          $  888
  Net income                             $  642          $  552





Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------


The following table reflects certain key operating statistics which impact the Company's financial results:




                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                        For the Three          For the Nine
                                         Months Ended          Months Ended
                                     ------------------    --------------------
                                      Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
                                       1999      1998         1999      1998
                                     --------  --------    ---------  ---------

SYSTEMWIDE RESTAURANT SALES           $87,770   $84,707     $258,528   $238,600
    Percent change                      3.62%                  8.35%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                   248       244          248        244

  Restaurant Sales                    $64,938   $63,963     $192,933   $180,627
    Percent change                      1.52%                  6.81%

  Same restaurant sales               $62,862   $63,153     $188,084   $177,450
    Percent change                    (0.46%)                  5.99%

  Transactions per day                    670       708          681        685
    Percent change                     (5.37%)                (0.58%)

  Average check                       $  4.34   $  4.06     $   4.27   $   3.93
    Percent change                      6.90%                  8.65%

Selected components are --
  Cost of restaurant sales            $53,956   $53,183     $158,064   $149,800
    As a percent of restaurant sales   83.08%    83.15%       81.92%     82.95%

  Food and paper cost                 $20,473   $19,893     $ 59,818   $ 55,544
    As a percent of restaurant sales   31.53%    31.10%       31.00%     30.75%

  Direct labor                        $15,690   $15,170     $ 45,266   $ 42,361
    As a percent of restaurant sales   24.16%    23.72%       23.46%     23.45%

  Other labor costs                   $ 4,109   $ 4,373     $ 12,645   $ 13,270
    As a percent of restaurant sales    6.32%     6.83%        6.55%      7.35%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                   112       109          112        109

  Restaurant Sales                    $22,832   $20,744     $ 65,594   $ 57,974
    Percent change                     10.06%                 13.14%

  Same restaurant sales               $21,064  $20,211      $ 56,880   $ 52,085
    Percent change                      4.22%                  9.21%

  Transactions per day                    493      495           488        483
    Percent change                     (0.40%)                 1.04%

  Average check                       $  4.50  $  4.22      $   4.42   $   4.14
    Percent change                      6.64%                  6.76%








       Comparison of the Three Months Ended October 3, 1999
        --------------------------------------------------
            to the Three Months Ended September 27, 1998
            --------------------------------------------


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

Cash operating profit for the three months ended October 3, 1999 increased $1.5 million to $6.9 million (10.2% of revenues) compared to $5.4 million (8.2% of revenues) for the three months ended September 27, 1998. The 26.7% increase in cash operating profit was primarily attributable to an increase in restaurant sales resulting from promotional menu items and price increases, and to a reduction in the overall operating costs of the Company as a percentage of sales.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the three months ended October 3, 1999 increased 3.6% to $87.8 million compared to $84.7 million for the three months ended September 27, 1998.

Total Company revenues increased 2.0% to $67.6 million in the three months ended October 3, 1999 compared to $66.3 million in the three months ended September 27, 1998. Of the $1.3 million increase, $975,000 was attributable to an increase in restaurant sales and $149,000 was attributable to a increase in royalty revenue. The Company had 248 restaurants open at October 3, 1999 and 244 restaurants open at September 27, 1998. Company-owned same restaurant sales for the three months ended October 3, 1999 were $62.9 million compared to $63.2 million for the three months ended September 27, 1998, a decrease of 0.46%. The decrease in same restaurant sales resulted from a decrease in transaction counts offset by an increase in the amount of the average customer check.

Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 5.4% to 670 in the three months ended October 3, 1999 compared to 708 in the same period of 1998. The decline in transaction counts resulted from increased sales of the Company's Sackful offerings (sacks of eight and twelve Krystal hamburgers), which tend to feed multiple customers through only one transaction, and increased transaction counts achieved in the third quarter of 1998 due to the introduction of the Company's Krystal Chik menu item, which was introduced on a system wide basis in July of 1998 and was accompanied by heavy promotional efforts. During the product introduction phase for the Krystal Chik, same restaurant sales increased significantly, before stabilizing at slightly lower levels in subsequent fiscal quarters.

The average customer check for Company-owned restaurants for the three months ended October 3, 1999 was $4.34 compared to $4.06 for the three months ended September 27, 1998, an increase of 6.9%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering, offset by a decrease in food volume sold for the Krystal Chik and Chik Combos, and to maintaining product price increases of approximately 2.1% implemented in the first quarter of 1999. During the three months ended October 3, 1999, sales of Sackfuls accounted for $8.8 million or 13.6% of restaurant sales compared to $3.9 million, or 6.1% of restaurant sales, for the three months ended September 27, 1998. During the three months ended October 3, 1999, Krystal Chiks and Chik Combos accounted for $8.3 million, or 12.8% of restaurant sales, compared to $10.9 million, or 17.0% of restaurant sales, during the three months ended September 27, 1998.

The Company's franchisees opened one franchised restaurant in both the three months ended October 3, 1999 and the three months ended September 27, 1998. The franchise system operated 112 restaurants at October 3, 1999 compared to 109 at September 27, 1998. Franchisee fee income increased 76.6% to $83,000 in the three months ended October 3, 1999 from $47,000 in the three months ended September 27, 1998. Royalty revenue increased 15.4% to $1.1 million in the three months ended October 3, 1999 from $971,000 in the three months ended September 27, 1998. This increase was primarily due to a 4.2% increase in franchise same restaurant sales and an increase in royalties from the sale of frozen Krystals of $47,000. Royalties from the sale of frozen Krystals were negligible in the three months ended September 27, 1998.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.4 million for the three months ended October 3, 1999 compared to $1.3 million for the three months ended September 27, 1998, a 10.0% increase.

Cost of restaurant sales was $54.0 million for the three months ended October 3, 1999 compared to $53.2 million for the three months ended September 27, 1998. The increase in cost of restaurant sales resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 31.53% in the three months ended October 3, 1999 from 31.10% in the three months ended September 27, 1998. The increase in food and paper costs as a percent of restaurant sales resulted from increases in the price of beef, and to a lesser extent, increases in the prices for bread and cheese products. Direct labor costs as a percent of restaurant sales increased to 24.16% in the three months ended October 3, 1999 from 23.72% in the three months ended September 27, 1998. The increase in direct labor costs as a percentage of restaurant sales resulted from a 8.2% increase in the average pay rate of the Company's hourly restaurant employees and lower same store restaurant sales, offset in part by more efficient labor utilization. Other labor costs as a percent of restaurant sales decreased to 6.32% in the three months ended October 3, 1999 from 6.83% in the three months ended September 27, 1998. The decrease in other labor costs as a percent of restaurant sales resulted from more efficient labor utilization.

Depreciation and amortization expenses increased $328,000, or 10.2%, to $3.6 million in the three months ended October 3, 1999 compared to the three months ended September 27, 1998. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $1.0 million, or 14.9%, to $5.8 million in the three months ended October 3, 1999 compared to $6.8 million in the three months ended September 27, 1998. The decrease in general and administrative expenses resulted primarily from decreases in expenditures related to corporate office activities, pension plan expense, and group insurance expense, offset by an increase in advertising expense. The largest contributor to the decrease in general and administrative expenses was pension plan expense which decreased $315,000 in the three months ended October 3, 1999 compared to the three months ended September 27, 1998. Group insurance expense decreased $230,000 in the three months ended October 3, 1999 compared to the three months ended September 27, 1998. The decrease resulted from lower than normal benefit claims.

Interest expense, net of interest income, increased $152,000 to $2.6 million in the three months ended October 3, 1999 from $2.4 million in the three months ended September 27, 1998. The increase resulted from an increase in interest expense related to capitalized leases, higher costs related to corporate debt maintenance, and a decrease in interest income.

The Company's provision for income taxes increased $410,000, or 383.2% to $517,000 in the three months ended October 3, 1999 as compared to $107,000 for the three months ended September 27, 1998. The effective income tax rate was 65.4% for the three months ended October 3, 1999 as compared to 159.0% for the three months ended September 27, 1998. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.





        Comparison of the Nine Months Ended October 3, 1999
        ---------------------------------------------------
            to the Nine Months Ended September 27, 1998
            -------------------------------------------


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

Cash operating profit for the nine months ended October 3, 1999 increased $4.3 million to $20.8 million (10.4% of revenues) compared to $16.5 million (8.8% of revenues) for the nine months ended September 27, 1998. The 26.1% increase in cash operating profit was primarily attributable to an increase in restaurant sales generated by the introduction of new products and promotional menu items in the restaurants and a reduction in overall operating costs of the Company as a percentage of sales.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the nine months ended October 3, 1999 increased 8.4% to $258.5 million compared to $238.6 million for the nine months ended September 27, 1998.

Total Company revenues increased 7.0% to $200.6 million for the nine months ended October 3, 1999 compared to $187.4 million for the nine months ended September 27, 1998. Of the $13.1 million increase, $12.3 million was attributable to an increase in restaurant sales and $546,000 was attributable to an increase in royalty revenue. The Company had 248 restaurants open at October 3, 1999 and 244 restaurants open at September 27, 1998. Company-owned same restaurant sales for the nine months ended October 3, 1999 were $188.1 million compared to $177.5 million for the nine months ended September 27, 1998, an increase of 6.0%. The increase in same restaurant sales resulted primarily from increased food volume sold and an increase in the average customer check, offset in part by a small decrease in transaction counts. Food volume sold increased primarily as a result of the introduction of new products, new promotional programs and continuing improvements in operations at the store level.

The average customer check for Company-owned restaurants for the nine months ended October 3, 1999 was $4.27 compared to $3.93 for the nine months ended September 27, 1998, an increase of 8.7%. The increase in average customer check was due primarily to a movement in the mix of products sold toward higher priced product offerings such as the Krystal Chik and Krystal Chik Combos and increased food volume per transaction resulting from the Sackful offering (sacks of eight and twelve Krystal hamburgers), and maintaining product price increases of approximately 2.1% implemented in the first quarter of 1999. During the nine months ended October 3, 1999, sales of Krystal Chiks and Chik Combos accounted for $23.4 million, or 12.1% of restaurant sales compared to $13.0 million, or 7.2% of restaurant sales, for the nine months ended September 27, 1998. During the nine months ended October 3, 1999, Sackfuls accounted for $24.1 million, or 12.5% of restaurant sales compared to $5.4 million, or 3.0% of restaurant sales, for the nine months ended September 27, 1998. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased to 681 in the nine months ended October 3, 1999 compared to 685 in the nine months ended September 27, 1998, a decrease of 0.58%. The decline in transaction counts resulted from increased sales of the Company's Sackful offerings, which tend to feed multiple customers through only one transaction, and increased transaction counts achieved in the third quarter of 1998 during the introduction of the Company's Krystal Chik menu item, which was introduced on a system wide basis in July of 1998 and was accompanied by heavy promotional efforts. During the product introduction phase for the Krystal Chik, customer counts increased significantly before stabilizing at slightly lower levels in subsequent fiscal quarters.

The Company's franchisees opened four franchised restaurants in the nine months ended October 3, 1999 compared to eleven opened in the nine months ended September 27, 1998. The franchise system operated 112 restaurants at the end of the nine months ended October 3, 1999 compared to 109 at the end of the nine months ended September 27, 1998. Franchise fee income was $193,000 in the nine months ended October 3, 1999 as compared to $284,000 in the nine months ended September 27, 1998. Royalty revenue increased 20.1% to $3.3 million in the nine months ended October 3, 1999 from $2.7 million in the nine months ended September 27, 1998. This increase was primarily due to a 9.2% increase in franchise same restaurant sales and an increase in royalties from the sale of frozen Krystals of $174,000. Royalties from the sale of frozen Krystals were negligible in the nine months ended September 27, 1998.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $4.2 million in the nine months ended October 3, 1999 compared to $3.8 million in the nine months ended September 27, 1998, a 9.5% increase.

Cost of restaurant sales was $158.1 million in the nine months ended October 3, 1999 compared to $149.8 million in the nine months ended September 27, 1998. The increase in cost of restaurant sales resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 31.00% in the nine months ended October 3, 1999 from 30.75% in the nine months ended September 27, 1998. The increase in food and paper costs as a percent of restaurant sales resulted from increases in beef prices, the purchase of higher quality pork items and from increased sales volume of the new Krystal Chik, which has a higher percent of food costs relative to its sales price than most of the Company's other menu items. Direct labor costs as a percent of restaurant sales increased to 23.46% in the nine months ended October 3, 1999 from 23.45% in the nine months ended September 27, 1998. The increase in direct labor costs as a percentage of restaurant sales resulted from a 8.8% increase in the average pay rate of the Company's hourly restaurant employees, offset in part by operating leverage achieved through higher same store sales volumes and more efficient labor utilization. Other labor costs as a percent of restaurant sales, decreased to 6.55% from in the nine months ended October 3, 1999 from 7.35% in the nine months ended September 27, 1998. The decrease in other labor costs as a percent of restaurant sales resulted from higher same store restaurant sales and more efficient labor utilization. Other labor, which includes restaurant General Managers' and Assistant Managers' labor cost, is affected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when same store revenues increase.

Depreciation and amortization expenses increased $321,000, or 3.3%, to $10.0 million in the nine months ended October 3, 1999 compared to the nine months ended September 27, 1998. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.


General and administrative expenses increased $461,000 or 2.5%, to $19.2 million in the nine months ended October 3, 1999 compared to $18.7 million in the nine months ended September 27, 1998. The increase in general and administrative expenses resulted primarily from increases in expenditures related to corporate office activities, increased franchise sales activities and increased sales, offset by a decrease in group insurance expense. The largest contributor to the increase in general and administrative expenses was advertising expense which increased $710,000, or 9.8%, to $8.0 million in the nine months ended October 3, 1999 compared to $7.3 million in the nine months ended September 27, 1998. Advertising expense as a percentage of restaurant sales increased to 4.1% in the nine months ended October 3, 1999 compared to 4.0% during the nine months ended September 27, 1998. Group insurance expense decreased $403,000 or 27.7%, to $1.1 million in the nine months ended October 3, 1999 compared to $1.5 million in the nine months ended September 27, 1998. The decrease resulted from lower than normal benefit claims.

During the nine months ended September 27, 1998, the Company agreed to settle its obligations under certain deferred compensation plans by making lump sum cash payments to two retired executives. The Company realized a gain of $925,000 from this transaction. The cash payments were funded with the proceeds from redeeming the cash surrender value of life insurance policies on the lives of the retired executives. Also during the nine months ended September 27, 1998 the Company realized a gain of $880,000 related to receipt of life insurance proceeds in excess of cash surrender value. No such transactions occurred in the nine months ended October 3, 1999.

Interest expense, net of interest income, decreased $304,000 to $7.7 million in the nine months ended October 3, 1999 from $8.0 million in the nine months ended September 27, 1998. The decrease resulted from a decrease in average debt balances of approximately $1.7 million during the nine months ended October 3, 1999 as compared to the nine months ended September 27, 1998, offset in part by an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance.

The Company's provision for income taxes increased $1.1 million, or 140.8% to $1.9 million in the nine months ended October 3, 1999 as compared to $769,000 for the nine months ended September 27, 1998. The effective income tax rate was 59.5% for the nine months ended October 3, 1999 as compared to 122.6% for the nine months ended September 27, 1998. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash, however, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $13.6 million at October 3, 1999, compared to a working capital deficit of $11.1 million at January 3, 1999.

Capital expenditures totaled approximately $20.0 million in the nine months ended October 3, 1999 as compared to $7.6 million in the nine months ended September 27, 1998. Included in the 1999 capital expenditures is approximately $1.1 million related to properties the Company expects to sell through sales and leaseback transactions within the next six months. The Company opened eight new restaurants during the nine months ended October 3, 1999 and opened two during the nine months ended September 27, 1998. Management estimates that capital expenditures will be approximately $4.7 million during the remainder of 1999. Capital expenditures for the current year are expected to include the construction and/or land acquisition for up to 15 additional restaurants to open in 1999, the acquisition of land for restaurants to open in 2000, the refurbishment of certain restaurants, ongoing capital improvements and the conversion of restaurant computer systems. The Company expects the cost associated with Year 2000 compliance will be approximately $7.3 million.

In December 1998, the Company obtained a sales and leaseback commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants. In September, 1999, this commitment was increased to $9.0 million. The primary term of leases under this arrangement is 15 years, with two successive five year renewal options. In the nine months ended October 3, 1999, the Company completed one sale and leaseback transaction at a total sales price of approximately $984,000.

At October 3, 1999, the Company had available cash of approximately $4.8 million, receivables of $1.1 million, and $18.0 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


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

A portion of the plan involves replacement of the Company's hardware and software environment used to run application software, including the Company's centralized financial systems. The cost of this replacement was approximately $2.1 million, and was completed in 1998. For each Company restaurant location, new restaurant reporting and management systems are scheduled for installation by December 1999, including upgrading of software and selected hardware and telecommunication systems to bring restaurant systems into Year 2000 compliance. This cost is estimated to be approximately $7.3 million of which $3.7 million was incurred through October 3, 1999, $1.0 million that is expected to be incurred during the fourth quarter, and $2.6 million which will be expensed through operating leases in subsequent periods.

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

Management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material adverse impact on its results of operations or financial condition. Accordingly, the Company has not developed a contingency plan. However, the Company has partially developed contingency plans that will be further developed in the event management determines that Y2K issues could adversely impact the results of operations or financial condition of the Company. Given the nature of the problem and the number of factors outside the Company's direct control, management is continuously evaluating the risks associated with the Year 2000 and cannot guarantee Year 2000 compliance. If for any reason, critical suppliers are unable to resolve their Year 2000 issues in a timely manner, the Company's business could be adversely affected. Specifically, the lack of Year 2000 readiness by suppliers could affect the availability and expected cost of food products and other supplies used by the Company and, consequently, the Company's restaurant operations.





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

Dated: 11/3/99             /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)