Form 10-K
period 2000-01-02
KRYSTAL COMPANY
filed 2000-03-23
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  January 2, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 23, 2000.

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

On December 15, 1995, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, solely for the purpose of completely and finally resolving various claims of former and current employees alleging violations of the Fair Labor Standards Act ("FLSA"). On
April 10, 1997 the Bankruptcy Court approved the Reorganization Plan including the settlement of the FLSA claims which became effective April 23, 1997. All allowed claims under the Reorganization Plan have been paid.

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

(B) Financial Information about Industry Segments

See Part II, Item 7 Results of Operations.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the quick service restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
January 2, 2000, the Company operated 250 units (244 KRYSTAL restaurants and 6 KRYSTAL KWIK restaurants) in eight states in the southeastern United States. Franchisees operated 118 units (47 KRYSTAL restaurants, 31 KRYSTAL KWIK restaurants and 40 KRYSTAL restaurants in non-traditional locations) as of January 2, 2000.

The Company also leases 22 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Since 1977 the Company has operated a fixed base hangar and airplane fueling operation through a subsidiary company ("Krystal Aviation") in Chattanooga, Tennessee.

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, "Krystal Chiks", french fries, "Chili Pups",
"Corn Pups", "Krystal Chili", milk shakes, soft drinks and hot beverages, pies and breakfast items including the "Sunriser" and the "Country Breakfast" during certain morning hours. Most KRYSTAL KWIK restaurants feature essentially the same menu as Krystal restaurants except breakfast offerings. From time to time the Company test markets new products.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 1999, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 1999, the Company's average number of employees was approximately 8,488.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company leases 22 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.

Item 2.  Properties

See Notes 4 and 9 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company intends to vigorously defend this suit. At this stage of the proceedings the Company's legal counsel is unable to express an opinion as to the probable outcome of this action. If the Company is unsuccessful in its defense of this lawsuit, it could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

The Company is a party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At a meeting of shareholder's held on October 21, 1999, the following persons were elected to the Board of Directors: Philip H. Sanford, James F. Exum, Jr., W.A. Bryan Patten, Richard C. Patton, Benjamin R. Probasco and A. Alexander Taylor II. Of the Company's 9,999,998 issued and outstanding shares, 9,629,998 were voted for the election of the Directors.

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

Item 6.  Selected Financial Data

The following tables present (i) selected historical data of the Company prior to the Acquisition ("Pre-Merger Company") as of and for each of the years ended December 31, 1995, December 29, 1996, and the nine month period ended
September 28, 1997, and (ii) selected historical data of the Company after the Acquisition ("Post-Merger Company") as of and for the three month period ended December 28, 1997, the years ended January 3, 1999 and January 2, 2000. The selected historical financial data as of and for each of the years ended December 31, 1995, December 29, 1996, and the nine month period ended
September 28, 1997 have been derived from the audited financial statements of the Pre-Merger Company. The selected historical financial data as of and for the three month period ended December 28, 1997, the years ended January 3, 1999 and January 2, 2000 have been derived from the audited financial statements of the Post-Merger Company. The financial data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".


                             Post-Merger            Post-Merger       Pre-Merger
                              Company                Company           Company
                           ------------------Combined ---------  -------------------------
                           Fiscal    Fiscal    Twelve  Three     Nine    Fiscal  Fiscal
                           Year      Year      Months  Months    Months  Year    Year
                           Ended     Ended     Ended   Ended     Ended   Ended   Ended
                                  (53 weeks)
                           --------- -------- ------- ---------  -------------------------
                           Jan. 2,   Jan. 3,  Dec. 28, Dec. 28,  Sep. 28, Dec. 29, Dec. 31,
                            2000      1999      1997     1997     1997     1996     1995
                           --------- -------- ------- ---------  -------------------------
                                            (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales         $256,384  $248,152 $240,255 $ 61,440  $178,815 $236,470 $239,376
  Franchise fees                499       333      349      130       219      349      618
  Royalties                   4,380     3,775    3,060      828     2,232    2,778    2,420
  Other                       5,755     5,188    4,759    1,290     3,469    4,671    5,614
                            ---------------------------------------------------------------
                           $267,018   257,448  248,423   63,688   184,735  244,268  248,028
                            ---------------------------------------------------------------

Cost and expenses           252,397   245,644  240,134   61,424   178,710  240,342  253,440

Operating income(loss)       14,621    11,804    8,289    2,264     6,025    3,926   (5,412)
Income (loss) before
  extraordinary item       $  2,544  $  1,345 $  1,126 $  ( 539) $  1,665  $(2,422)$ (5,324)


Balance Sheet Data:
  Working capital(deficit) $(24,375) $(11,065)$ (8,886)$ (8,886) $ (4,760) $19,592 $ 13,442
  Property owned and
   leased, net              128,010   102,289  102,860  102,860    90,034   92,826  100,409
  Total assets              198,511   179,488  190,121  190,121   119,130  143,870  132,695
  Long term debt, net of
    current portion         102,623   100,136  112,174  112,174    34,573    3,090    3,621
  Long term debt subject
    to compromise             -         -        -         -        -       36,000   36,000
  Capital lease obligations,
    net of current portion    9,467     2,806    2,029    2,029     2,077    2,278    2,754





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated audited financial statements of the Company (including the notes thereto) contained elsewhere in this report. On September 26, 1997 (effective September 29, 1997 for accounting purposes) the Company was acquired by, and merged with a wholly owned subsidiary of Port Royal. The Acquisition and Merger were accounted for using the purchase method of accounting. To facilitate a meaningful comparison of the Company's fiscal years of 1997 (results of Pre-Merger Company for the nine months ended September 28, 1997 combined with the results of the Post-Merger Company for the three months ended December 28, 1997), the years ended January 3, 1999 and January 2, 2000, the following discussion of consolidated results of operations is presented on a traditional comparison basis of twelve month periods.


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

Cash operating profit for the fiscal year ended January 2, 2000 was $28.7 million compared to $24.7 million for the year ended January 3, 1999, an increase of 16.2%. This increase in cash operating profit was primarily attributable to increased same store restaurant sales, an increase in the average check and reduced general and administrative expenses.


The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)

                                             Post-                    Post-
                                             Merger                   Merger    Pre-Merger
                                             Company                  Company    Company
                                       -----------------    Combined -------    ----------
                                        Fiscal    Fiscal     Twelve   Three       Nine
                                        Year      Months     Months   Months      Months
                                        Ended     Ended      Ended    Ended       Ended
                                       --------  --------   -------- -------    ----------

                                        Jan. 2,    Jan. 3,   Dec. 28,  Dec. 28,   Sept.27,
                                         2000      1999       1997      1997       1997
                                               (53 weeks)
                                       --------  --------   --------  --------  ----------

SYSTEMWIDE RESTAURANT SALES            $344,978  $328,644   $307,553   $79,351    $228,202
  Percent change                          4.97%     6.86%      3.35%     2.14%       3.78%
   Percent change adjusted for $6.7
   million of sales in 53rd week in
   fiscal year 1998                       7.15%     4.69%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                     250       241        248       248         249

  Restaurant Sales                     $256,384  $248,152   $240,255   $61,440    $178,815
    Percent change                        3.32%     3.29%      1.60%     0.61%       1.95%
     Percent change adjusted for $5.1
     million of sales in 53rd week in
     fiscal year 1998                     5.47%     1.18%

  Percent change in same restaurant sales 1.70%     4.07%      2.60%     1.04%       3.14%
   Percent change adjusted for $5.0
   million of same restaurant sales
   in 53rd week in fiscal year 1998       3.84%     1.95%

    Transaction count per day               676       692        685       703         679
    Percent change                       (2.31%)    1.01%     (2.42%)    3.53%      (0.88%)

  Average check                        $   4.28  $   3.96   $   3.86   $  3.92    $   3.84
    Percent change                        8.08%     2.59%      5.46%     2.08%       4.93%

Selected components are --

Cost of restaurant sales               $210,767  $204,630   $198,963   $50,570    $148,393
    As a percent of restaurant sales     82.21%    82.46%     82.81%    82.31%      82.99%

  Food and paper cost                  $ 80,203  $ 76,582   $ 77,499   $19,786    $ 57,713
    As a percent of restaurant sales     31.28%    30.86%     32.26%    32.20%      32.28%

  Direct labor                         $ 61,395  $ 58,537   $ 53,834   $13,973    $ 39,861
    As a percent of restaurant sales     23.95%    23.59%     22.41%    22.74%      22.29%

  Other labor costs                    $ 16,496  $ 17,231   $ 18,812   $ 4,541    $ 14,271
    As a percent of restaurant sales      6.44%     6.94%      7.83%      7.39%      7.98%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                     118       110        101       101          95

  Restaurant Sales                     $ 88,594  $ 80,492   $ 67,298   $17,911    $ 49,387
    Percent change                       10.07%    19.61%     10.14%     7.76%      11.03%
    Percent change adjusted for $1.6
     million of sales in 53rd week
     for fiscal year 1998                12.41%    17.11%

  Percent change in same restaurant sales 5.50%     3.17%     (1.83%)   (3.96%)     (1.32%)
    Percent change adjusted for $1.4
     million of sales in 53rd week for
     fiscal year 1998                     7.62%     0.09%

  Transaction count per day                 490       487        491       498         489
    Percent change                        0.62%    (0.81%)    (5.03%)   (5.68%)     (4.86%)

  Average check                        $   4.44   $   4.17   $   4.08  $  4.11    $   4.07
    Percent change                        6.47%      2.21%      3.82%    0.74%       5.17%



Consolidated Results of Operations --

(Dollars in thousands)


                                    Post-                     Post-
                                    Merger                    Merger   Pre-Merger
                                    Company                   Company   Company
                              --------------------  Combined  -------- ----------
                                Fiscal      Fiscal   Twelve    Three      Nine
                                Year        Year     Months    Months    Months
                                Ended       Ended    Ended     Ended     Ended
                             -----------  --------  ---------- ------- ----------
                               Jan. 2,     Jan. 3,   Dec. 28,  Dec. 28,  Sep. 28,
                                2000       1999       1997      1997      1997
                                        (53 weeks)
                             -----------  --------  ---------- -----------------
Revenues:
  Restaurant sales             $256,384   $248,152  $240,255  $  61,440 $178,815
  Franchise fees                    499        333       349        130      219
  Royalties                       4,380      3,775     3,060        828    2,232
  Other                           5,755      5,188     4,759      1,290    3,469
                                --------  --------  ---------  --------  -------
                                267,018    257,448   248,423     63,688  184,735
                                --------  --------  ---------  --------  -------
Cost and Expenses:
  Cost of restaurant sales      210,767    204,630   198,963     50,569  148,394
  Depreciation and
    amortization expense         14,057     12,868    11,558      3,342    8,216
  General and administrative
    expenses                     24,030     24,876    26,269      6,612   19,657
  Other expenses, net             3,543      3,270     3,344        901    2,443
                                --------  --------  ---------  --------  -------
                                252,397    245,644   240,134     61,424  178,710
                                --------  --------  ---------  --------  -------
Operating income                 14,621     11,804     8,289      2,264    6,025
Reorganization item                  --         --   ( 1,218)        --   (1,218)
Gain on settlement on deferred
  compensation obligations           --      1,805        --         --       --
Gain on sale of investments       1,349         --        --         --       --
Interest expense, net:
  Contractual rate interest, net(10,408)   (10,518)  ( 5,251)    (2,941)  (2,310)
  Interest related to certain
    pre-petition liabilities, net    --        --         96        --        96
                                --------  --------  ---------  --------  -------
Income (loss) before provision
  for (benefit from) income
  taxes and extraordinary item    5,562      3,091     1,916       (677)   2,593
Provision for (benefit from)
  income taxes                    3,018      1,746       790       (138)     928
                                --------  --------  ---------  --------  --------
Income (loss) before
  extraordinary item              2,544      1,345     1,126       (539)   1,665
Extraordinary charge for early
  extinguishment of debt, net of
  tax benefit of $134                --         --      (220)        --     (220)
                                --------  --------  ---------  --------  --------
Net income (loss)              $  2,544   $  1,345  $    906  $    (539)$  1,445
                                ========  ========  =========  ========  ========





General --

The Company's fiscal year ends on the Sunday nearest December 31. Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended January 2, 2000 and January 3, 1999 were 52 week and 53 week fiscal year ends, respectively. The year ended December 28, 1997 (comprised of the nine months ended September 28, 1997 and the three months ended December 28, 1997) was a 52 week fiscal year.

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants increased from 241 at the end of 1998 to 250 at the end of 1999. Royalties and franchise fees from franchisees have been a small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants grew by 7.3% in 1999 from 110 at the end of 1998 to 118 at the end of 1999. The Company expects its franchisees to develop up to 35 new restaurants during fiscal 2000. The Company also operates through its wholly owned aviation subsidiary a fixed based aircraft hangar operation in Chattanooga, Tennessee. Revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

The Company expects to open approximately 14 new Company-owned restaurants in fiscal 2000. Management estimates that approximately $15.0 million will be required to finance the Company's cost of constructing these restaurants. Funds required to finance the Company's restaurant expansion program are expected to be provided by cash flow from operations, available cash of approximately $5.3 million at January 2, 2000, an unused credit line of approximately $19.9 million at January 2, 2000 and sale leaseback financing through third party lenders.

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


                                      Post-Merger               Post-Merger Pre-Merger
                                        Company                   Company    Company
                                      ----------------- Combined  --------  ---------
                                       Fiscal    Fiscal  Twelve    Three     Nine
                                       Year      Year    Months    Months    Months
                                       Ended     Ended   Ended     Ended     Ended
                                      ---------  ------  -------  -------- ----------
                                       Jan. 2,   Jan. 3, Dec. 28,  Dec. 28, Sep. 28,
                                        2000      1999     1997     1997      1997
                                      ---------  ------- -------  -------- ---------
Revenues:
  Restaurant sales                       96.0%    96.4%    96.7%    96.5%     96.8%
  Franchise fees                          0.2      0.1      0.2      0.2       0.1
  Royalties                               1.6      1.5      1 2      1.3       1.2
  Other                                   2.2      2.0      1.9      2.0       1.9
                                       -------   ------   ------    ------   ------
                                        100.0    100.0    100.0     100.0    100.0
                                       -------   ------   -------   -------  ------
Costs and expenses:
  Cost of restaurant sales               78.9     79.5     80.1     79.4      80.3
  Depreciation and amortization           5.3      5.0      4.6      5.2       4.5
  General and administrative
    expenses                              9.0      9.7     10.6     10.4      10.6
  Other expenses, net                     1.3      1.2      1.4      1.4       1.3
  Special charge                           -        -        -        -         -
                                       -------   ------   ------    ------   ------
                                         94.5     95.4     96.7     96.4      96.7
                                       -------   ------   ------    ------   ------
Operating income                          5.5      4.6      3.3      3.6       3.3
Reorganization expense                     -        -      (0.5)      -       (0.7)
Gain on settlement of deferred
  compensation obligation                  -       0.7       -        -         -
Gain on sale of investments               0.5       -        -        -         -
Interest expense:
  Contractual rate interest, net         (3.9)    (4.1)    (2.1)    (4.6)     (1.3)
  Interest related to certain
    pre-petition liabilities, net          -         -        -        -       0.1
                                       -------   ------   ------    ------   ------
Income (loss) before provision
  for income taxes and
  extraordinary item                      2.1      1.2      0.7     (1.0)      1.4
Provision for (benefit from)
  income taxes                            1.1      0.7      0.3     (0.2)      0.5
                                       -------   ------   ------    ------   ------
Income (loss) before extraordinary
  item                                    1.0      0.5      0.4     (0.8)      0.9
Extraordinary charge for early
  Retirement of debt                       -        -      (0.1)      -       (0.1)
                                       -------   ------   ------    ------   ------
Net income (loss)                         1.0%     0.5%     0.3%    (0.8)%     0.8%
                                       =======   ======   =======   ======   ======




Comparison of the Fiscal Year Ended January 2, 2000
   to the Fiscal Year Ended January 3, 1999

The following discussion compares a 52 week period of operations in 1999 to a 53 week period in 1998.


Total Krystal system (Company and Franchise combined) restaurant sales for the year ended January 2, 2000 increased 5.0% to $345.0 million compared to $328.6 million for the year ended January 3, 1999. Excluding the 53rd week of 1998, restaurant sales increased 7.2%.

Total Company revenues increased $9.6 million to $267.0 million (an increase of 3.7%)for the year ended January 2, 2000 compared to $257.4 million for the year ended January 3, 1999. Excluding sales achieved during the 53rd week of 1998, restaurant sales increased 5.5%. Of the $9.6 million increase, $8.2 million was attributable to an increase in restaurant sales and $605,000 was attributable to an increase in royalty revenue. The Company had 250 restaurants open at January 2, 2000 and 241 restaurants open at January 3, 1999. Company-owned same restaurant sales for the year ended January 2, 2000 were $247.5 million compared to $243.3 million for the year ended January 3, 1999, an increase of 1.7% (3.8% exclusive of the 53rd week in 1998). The increase in same restaurant sales resulted primarily from increased food volume sold and, to a lesser degree, product price increases offset by a small decrease in transaction counts. Food volume sold increased primarily as a result of the introduction of new products, new promotional programs and continuing improvements in operations at the store level.

The average customer check for Company-owned restaurants for the year
January 2, 2000 was $4.28 compared to $3.96 for the year ended January 3, 1999, an increase of 8.1%. The increase in average customer check was due primarily to a movement in the mix of products sold toward higher priced product offerings such as the Krystal Chik and Krystal Chik Combos and increased food volume per transaction resulting from higher volume offerings such as the new Sackful offering (sacks of eight and twelve Krystal hamburgers) and to maintaining product price increases of approximately 2.1% implemented in the first quarter of 1999. During the year ended January 2, 2000, sales of Krystal Chiks and Chik Combos accounted for $32.5 million, or 12.7% of restaurant sales compared to $22.2 million, or 8.9% of restaurant sales, for the year ended January 3, 1999. During the year ended January 2, 2000, Sackfuls accounted for $31.5 million, or 12.3% of restaurant sales compared to $10.5 million, or 4.1% of restaurant sales, for the year ended January 3, 1999. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased to 676 per day in the year ended
January 2, 2000 compared to 692 per day in the year ended January 3, 1999, a decrease of 2.3%. This decrease reflected the growing number of Sackful transactions, which serve multiple customers, and is offset by an increase in beef and chicken patties served per customer.

The Company's franchisees opened eight franchised restaurants in the year ended January 2, 2000 compared to nine opened in the year ended January 3, 1999. Franchise fee income was $499,000 in the year ended January 2, 2000 as compared to $333,000 in the year ended January 3, 1999. Royalty revenue increased 16.0% to $4.4 million in the year ended January 2, 2000 from $3.8 million in the year ended January 3, 1999 (18.9% exclusive of the 53rd week in 1998). This increase was primarily due to a 5.5% increase in franchise same restaurant sales (7.6% exclusive of 53rd week in 1998) and an increase in royalties from the sale of frozen Krystals of $216,000. Royalties from the sale of frozen Krystals were negligible in the year ended January 3, 1999. The franchise system operated 118 restaurants at the end of the year ended January 2, 2000 compared to 110 at the end of the year ended January 3, 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $5.8 million in the year ended January 2, 2000 compared to $5.2 million in the year ended January 3, 1999, a 11.0% increase.

Cost of restaurant sales was $210.8 million in the year ended January 2, 2000 compared to $204.6 million in the year ended January 3, 1999. The increase in cost resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 31.28% in the year ended January 2, 2000 from 30.86% in the year ended January 3, 1999. The increase in food and paper costs as a percent of restaurant sales resulted from increases in beef prices, the purchase of higher quality pork items and from increased sales volume of the new Krystal Chik, which has a higher percent of food costs relative to its sales price than most of the Company's other menu items. Direct labor costs as a percent of restaurant sales increased to 23.95% in the year ended January 2, 2000 from 23.59% in the year ended
January 3, 1999. The increase in direct labor costs as a percentage of restaurant sales resulted from a 5.9% increase in the average pay rate of the Company's hourly restaurant employee, offset by operating leverage achieved through higher same store sales volumes and more efficient labor utilization. Other labor costs as a percent of restaurant sales decreased to 6.44% in the year ended January 2, 2000 from 6.94% in the year ended January 3, 1999. The decrease in other labor costs as a percent of restaurant sales resulted from higher same store restaurant sales and more efficient labor utilization.
Other labor, which includes restaurant General Managers' and Assistant Managers' labor cost, is affected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when same store revenues increase.

Depreciation and amortization expenses increased $1.2 million, or 9.2%, to $14.1 million in the year ended January 2, 2000 compared to the year ended January 3, 1999. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment, opening new restaurants and the installation of new restaurant computer systems.

General and administrative expenses decreased $900,000, or 3.4%, to $24.0 million in the year ended January 2, 2000 compared to $24.9 million in the ear ended January 3, 1999. The decrease in general and administrative expenses resulted primarily from decreases in expenditures related to corporate office activities, group insurance expense and pension plan expense, partially offset by higher advertising expenses which was the largest contributor to the increase in general and administrative expenses. Advertising expense increased $586,000, or 5.9%, to $10.5 million in the year ended January 2, 2000 compared to $9.9 million in the year ended
January 3, 1999. Advertising expense as a percentage of restaurant sales increased to 4.1% in the year ended January 2, 2000 compared to 4.0% during the year ended January 3, 1999.

During 1998, the Company agreed to settle its obligations under its deferred compensation plan by making lump sum cash payments to two retired executives. The cash payments were funded with the proceeds from redeeming the cash surrender value ("CSV") of life insurance policies on the lives of these executives. The Company realized gains in 1998 of $925,000 from the settlement of its obligations under the deferred compensation plan and realized an additional gain of $880,000 related to the receipt of life insurance proceeds in excess of the CSV.

During 1999, the insurer in which the Company had the life insurance policies, demutualized forming a publicly traded company. Because the demutalization had an effective date prior to the Company's 1998 redemption of the CSV of the policies, the Company was a stockholder of record in the insurance company.
The Company elected to sell all of the shares it received in connection with the demutualization, and as a result, realized a gain on sale of investments of $1,349,000. The gain is reflected as a sale of investments in the Consolidated Statements of Operations.

Interest expense, net of interest income, decreased $100,000 to $10.4 million in the year ended January 2, 2000 from $10.5 million in the year ended January 3, 1999. The decrease resulted from a decrease in average debt of approximately $1.1 million during the year ended January 2, 2000 as compared to the year ended January 3, 1999.

The Company's provision for income taxes increased $1.3 million, or 72.9% to $3.0 million in the year ended January 2, 2000 as compared to $1.7 million for the year ended January 3, 1999. The effective income tax rate was 54.2% for the year ended January 2, 2000 as compared to 56.5% for the year ended
January 3, 1999. The effective tax rate was more than the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.



Comparison of the Fiscal Year January 3, 1999
 to the Combined Twelve Months Ended December 28, 1997

Total Krystal system (Company and Franchise combined) restaurant sales for the fiscal year ended January 3, 1999 ("fiscal 1998") were $328.6 million compared to $307.6 million for the combined twelve months ended
December 28, 1997 ("fiscal 1997"), a 6.8% increase. Total Company revenues increased 3.6% to $257.4 million for fiscal 1998 compared to $248.4 million for fiscal 1997. Of this $9.0 million increase, restaurant sales accounted for $7.9 million (of which $5.1 million occurred during the fifty third week in fiscal 1998). The balance of the increase resulted from an increase in franchise fees and royalties of $699,000, and increased revenue from the Company's aviation subsidiary of $429,000. Company-owned average same restaurant sales per week for fiscal 1998 were $19,300 compared to $18,900 for fiscal 1997, an increase of 2.1%. The Company's management believes the fiscal 1998 per unit weekly sales increase can be attributed to several factors, including price increases, new promotional programs, reduced price discounting, introduction of new products, and continuing improvements in operations at the restaurant level. The Company had 241 restaurants open at the end of fiscal 1998 compared to 248 at the end of fiscal 1997.

The average customer check for Company-owned restaurants (both full size and Kwik) in fiscal 1998 was $3.96 as compared to $3.86 in fiscal 1997, an increase of 2.6%. The increase in average customer check was due primarily to product price increases of approximately 2.0% in fiscal 1998 over fiscal 1997, the introduction of the Krystal Chik and new menu combinations. Transaction counts per restaurant day increased to 692 in fiscal 1998 compared to 685 in fiscal 1997, an increase of 1.2%. The transaction count and check average was adjusted for fiscal 1997 for the installation of new cash registers installed throughout the system during fiscal 1997.
The new registers record a customer with each sale registered rather than each time the cash drawer is opened. The conversion was completed during 1997.

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


Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $24.4 million at January 2, 2000, compared to a working capital deficit of $11.1 million at January 3, 1999.

Capital expenditures, net of proceeds received from sales and leaseback transactions, totaled approximately $28.1 million for the 12 months of 1999, compared to $8.9 million in 1998. Approximately $20.0 million, net of proceeds from sale and leaseback transactions, is expected for capital expenditures in fiscal 2000. Expected capital expenditures include approximately 14 new restaurants to open in fiscal 2000, acquiring land for future restaurant development, refurbishing of certain restaurants and on-going capital improvements. The Company owns approximately 52.0% of its restaurant locations and leases the remainder.

In December 1998, the Company obtained a sale and leaseback commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants. During 1999, the commitment was increased to $9.0 million. As of January 2, 2000, $5.4 million remains available to the Company under this commitment.

At January 2, 2000, the Company had existing cash balances of $5.3 million and an unused credit line of $19.9 million. The Company expects these funds, funds from operations and sale leaseback financing through third party lenders will be sufficient to meet its operating requirements and capital expenditures through 2000.

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

Year 2000 --

During 1998,the Company established a Year 2000 strategic plan which adopts a series of initiatives necessary to upgrade the Company's computer systems and to minimize the impact of failures of other computer systems to process date-sensitive information after December 31, 1999. The Company completed its Year 2000 initiatives for all mission critical systems prior to December 31, 1999 and experienced no significant system problems. Additionally, the Company experienced no significant problems regarding
Year 2000 compliance with respect to its major vendors and other third party suppliers. A recap of the results of the Company's Year 2000 initiative is provided below.

A portion of the Company's Year 2000 initiatives involved the replacement of the Company's hardware and software environment used to run application software, including the Company's centralized financial systems. During 1998, approximately $2.0 million was expended and capitalized by the Company in connection with this replacement. For each Company restaurant location, new restaurant reporting and management systems were installed and software, selected hardware and telecommunication systems were upgraded to bring restaurant systems into Year 2000 compliance. The total cost associated with the updating of Company restaurant locations was approximately $7.9 million as compared to approximately $7.0 million which was initially budgeted in 1999.

Management believes it has effectively addressed the Year 2000 issue and does not expect to encounter any issues into fiscal year 2000. The Company plans to continually update restaurant reporting and management systems
(non-Year 2000 related) to ensure both customers and management receive the most effective service and information available.

Forward looking statements --

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements" as defined under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees and the impact of governmental regulations. The Company cautions that such factors are not exclusive.
Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements.

Item 7a. Quantitative and qualitative disclosures about market risks

Not applicable


Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)





                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Krystal Company:


We have audited the accompanying consolidated balance sheets of The Krystal Company (a Tennessee corporation) and subsidiary ("Post-Merger Company") as of January 2, 2000 and January 3, 1999(see Note 1) and the related consolidated statements of operations, shareholder's equity and cash flows for the years then ended and the three month period ended December 28, 1997. We have also audited the accompanying consolidated statements of operations, shareholder's equity and cash flows of The Krystal Company (a Tennessee corporation) and subsidiary ("Pre-Merger Company") for the nine months ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of January 2, 2000 and January 3, 1999 and the results of its operations and its cash flows for the years then ended and the three month period ended
December 28, 1997 and the Pre-Merger Company's results of operations and cash flows for the nine months ended September 28, 1997, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 15, 2000





                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)

                                            January 2,    January 3,
                                               2000          1999
                                           -----------    -----------


                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments            $   5,302      $  9,012
   Receivables, net                              1,382         2,305
   Inventories                                   2,099         1,684
   Deferred income taxes                         2,843         2,817
   Prepayments and other                         1,090           778
                                              --------       -------
     Total current assets                       12,716        16,596
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $22,586
  at January 2, 2000 and $16,221 at
  January 3, 1999                              117,492        99,694
                                              --------       -------
LEASED PROPERTIES, net of accumulated
   amortization of $1,027 at January 2, 2000
   and $271 at January 3, 1999                  10,518         2,595
                                              --------       -------
OTHER ASSETS:
   Prepaid pension asset                         8,144         8,329
   Deferred financing costs, net                 3,754         4,577
   Goodwill, net                                45,432        47,429
   Other                                           455           268
                                              --------       -------
     Total other assets                         57,785        60,603
                                              --------       -------
                                             $ 198,511     $ 179,488
                                               =======       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.





                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)

                                           January 2,     January 3,
                                              2000           1999
                                           -----------    -----------

        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $   7,482      $  5,009
   Accrued liabilities                          24,110        22,253
   Outstanding checks in excess
     of bank balance                             3,701           --
   Current portion of long-term debt                53            53
   Current portion of capital
     lease obligations                           1,745           346
                                              --------       -------
     Total current liabilities                  37,091        27,661
                                              --------       -------
LONG-TERM DEBT, excluding current portion      102,623       100,136
                                              --------       -------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                               9,467         2,806
                                              --------       -------
DEFERRED INCOME TAXES                            9,828        11,735
                                              --------       -------
OTHER LONG-TERM LIABILITIES                      1,152         1,344
                                              --------       -------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at January 2, 2000
     and January 3, 1999                        35,000        35,000
   Retained earnings                             3,350           806
                                              --------       -------
     Total shareholder's equity                 38,350        35,806
                                              --------       -------

                                             $ 198,511     $ 179,488
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.





                       The Krystal Company and Subsidiary
                       ----------------------------------
                      Consolidated Statements of Operations
                      -------------------------------------
                            (Dollars in thousands)
                                               Post-Merger           |Pre-Merger
                                                 Company             |Company
                                   ----------------------------------|----------
                                                            Three    |  Nine
                                   Fiscal Year Fiscal Year  Months   |  Months
                                      Ended      Ended      Ended    |  Ended
                                   ----------- ----------- ----------|----------
                                      Jan. 2,    Jan. 3,    Dec. 28, | Sep. 28,
                                       2000       1999       1997    |  1997
                                               (53 weeks)            |
                                   ----------- ----------- ----------|----------
Revenues:                                                            |
  Restaurant sales                   $256,384   $ 248,152  $ 61,440  | $178,815
  Franchise fees                          499         333       130  |      219
  Royalties                             4,380       3,775       828  |    2,232
  Other                                 5,755       5,188     1,290  |    3,469
                                   ----------  ----------  --------- | --------
                                      267,018     257,448    63,688  |  184,735
                                   ----------- ----------  --------- | --------
Cost and Expenses:                                                   |
  Cost of restaurant sales            210,767     204,630    50,569  |  148,394
  Depreciation and                                                   |
    amortization expense               14,057      12,868     3,342  |    8,216
  General and administrative                                         |
    expenses                           24,030      24,876     6,612  |   19,657
  Other expenses, net                   3,543       3,270       901  |    2,443
                                   -----------  ---------- --------- | --------
                                      252,397     245,644    61,424  |  178,710
                                   -----------  ---------- --------- | --------
Operating income                       14,621      11,804     2,264  |    6,025
Reorganization item                        --          --        --  |   (1,218)
Gain on settlement of deferred                                       |
  compensation obligations                 --       1,805        --  |       --
Gain on sale of investments             1,349          --        --  |       --
Interest expense, net:                                               |
  Contractual rate interest, net      (10,408)    (10,518)   (2,941) |   (2,310)
  Interest related to certain                                        |
    pre-petition liabilities, net          --          --        --  |       96
                                   -----------  ---------- --------- | ---------
Income (loss) before provision                                       |
  for (benefit from) income                                          |
  taxes and extraordinary item          5,562       3,091     (677)  |    2,593
Provision for (benefit from)                                         |
  income taxes                          3,018       1,746     (138)  |      928
                                   -----------  ---------- --------- | ---------
Income (loss) before                                                 |
  extraordinary item                    2,544       1,345     (539)  |    1,665
Extraordinary charge for early                                       |
  extinguishment of debt, net of                                     |
  tax benefit of $134                      --         --        --   |     (220)
                                   -----------  ---------- --------- | ---------
Net income (loss)                    $  2,544   $   1,345  $  (539)  | $  1,445
                                   ===========  ========== ========= | =========
The accompanying notes to consolidated financial statements are an integral part of these statements.






                 The Krystal Company and Subsidiary
                 ----------------------------------
           Consolidated Statements of Shareholder's Equity
           -----------------------------------------------
                        (Dollars in thousands)

                                      Common    Retained     Deferred
                                       Stock    Earnings   Compensation
                                      ------    --------   ------------

BALANCE, December 29, 1996          $ 40,556    $ 5,873     $(1,741)

  Issuance of 720 common shares
   to management & non-employee
   director under restricted stock
   plans                                   4         --          (4)

  Forfeiture of 16,400 restricted
   shares                               (197)        --         197

  Amortization of deferred
   compensation                           --         --       1,548

  Net income                              --      1,445          --
                                     -------    -------     -------
BALANCE, September 28, 1997
  Pre-Merger Company                $ 40,363    $ 7,318     $    --
                                     =======    =======     =======
---------------------------------------------------------------------
  Cancellation of Pre-Merger
    balances upon merger            $(40,363)   $(7,318)    $    --

  Capital Contribution by
   Port Royal Holdings, Inc.          35,000         --          --

  Net loss                                --       (539)         --
                                     -------    -------     -------
BALANCE, December 28, 1997
  Post-Merger Company                 35,000       (539)         --

  Net income                                      1,345          --
                                     -------    -------      ------
BALANCE, January 3, 1999
  Post-Merger Company                 35,000        806          --
                                     -------    -------     -------
  Net income                              --      2,544          --
                                     -------    -------     -------
BALANCE, January 2, 2000            $ 35,000    $ 3,350     $    --
                                     =======    =======     =======


The accompanying notes to consolidated financial statements are an integral part of these statements.




                     The Krystal Company and Subsidiary
                     ----------------------------------
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                          (Dollars in thousands)
                                       ------------------------------------------
                                            Post-Merger               |Pre-Merger
                                              Company                 | Company
                                       ------------------------------ |----------
                                         Fiscal    Fiscal    Three    |  Nine
                                         Year      Year      Months   |  Months
                                         Ended     Ended     Ended    |  Ended
                                       ----------  --------  -------- | ---------
                                         Jan. 2,   Jan. 3,   Dec. 28, | Sep.28,
                                          2000      1999      1997    |  1997
                                                  (53 Weeks)          |
                                       ----------  --------  -------- | ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 |
  Net income (loss)                    $  2,544    $ 1,345   $   (539)| $ 1,445
  Adjustments to reconcile net                                        |
   income (loss) to net cash provided                                 |
   by (used in) operating activities-                                 |
     Depreciation and amortization       14,057     12,868      3,342 |   8,216
     Deferred income taxes               (1,907)     1,398       (187)|   5,152
     Loss on early extinguishment                                     |
       of debt                               --         --         -- |     220
  Changes in operating assets and                                     |
   liabilities:                                                       |
     Receivables, net                       923       (828)     2,535 |  (1,446)
     Income tax receivable                   --      4,582      2,541 |  (4,524)
     Inventories                           (415)       557       (174)|     266
     Prepayments and other                 (370)       110        245 |     905
     Outstanding checks in excess                                     |
       of bank balance                    3,701         --         -- |      --
     Accounts payable                     2,473     (1,810)     2,063 |     221
     Income taxes payable                    --         --       (212)|    (822)
     Accrued liabilities                  1,857       2,104      (986)|     271
     Other, net                          (1,913)      3,193    (1,189)|    (840)
     Liabilities from                                                 |
       reorganization activities            --           --        -- | (22,317)
                                        --------    -------  ---------| ---------
       Net cash (used in) provided by                                 |
         operating activities            20,950     23,519      7,439 | (13,253)
                                        --------    -------  ---------| ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 |
   Acquisition of                                                     |
     The Krystal Company                     --         --   (111,256)|     --
   Additions to property, buildings                                   |
     and equipment                      (33,128)   (10,917)    (1,643)|  (5,437)
   Proceeds from the sale and the                                     |
     sale/leaseback of property,                                      |
     buildings and equipment              6,645      1,978         20 |     635
   Payments received on net                                           |
     investment in direct                                             |
     financing leases                        58        247        100 |     462
                                        --------    -------  ---------| ---------
       Net cash used in investing                                     |
         activities                     (26,425)    (8,692)  (112,779)|  (4,340)
                                        --------    -------  ---------| ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                 |
   Decrease in debt from                                              |
     reorganization activities                 --       --         -- | (36,000)
   Borrowings (repayments)under                                       |
     revolving credit facility            2,551    (11,113)     5,113 |   6,000
   Proceeds from issuance of                                          |
     long-term debt                          --         --         -- |  30,000
   Repayments of Pre-Merger                                           |
     Company long-term debt                 (66)       (53)   (29,512)|  (3,431)
   Issuance of 10.25% senior notes           --         --    100,000 |      --
   Principal payments of capital                                      |
     lease obligations                     (720)      (156)       (83)|    (385)
   Capital contribution from                                          |
     Port Royal Holdings, Inc.               --         --     35,000 |      --
   Deferred financing costs                  --         --     (5,597)|  (1,430)
                                        --------    -------  ---------|----------
       Net cash provided by (used in)                                 |
         financing activities             1,765    (11,322)   104,921 |  (5,246)
                                        --------   --------  ---------|----------
NET INCREASE(DECREASE) IN CASH AND                                    |
 TEMPORARY INVESTMENTS                   (3,710)     3,505       (419)| (22,839)
                                                                      |
CASH AND TEMPORARY INVESTMENTS,                                       |
  beginning of period                     9,012      5,507      5,926 |  28,765
                                        --------   --------  ---------|----------
CASH AND TEMPORARY INVESTMENTS,                                       |
  end of period                        $  5,302   $  9,012    $ 5,507 | $ 5,926
                                        ========   ========  =========|==========
                                                                      |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                 |
  INFORMATION:                                                        |
  Cash paid during the period for:                                    |
    Interest, net of amounts                                          |
      capitalized                      $ 10,907   $11,260     $   653 |  $ 6,797
                                        =======   =======    =========| =========
    Income taxes                       $  2,477   $   958     $    23 |  $   862
                                        =======   =======    =========| =========
    Reorganization item                $     --   $   --      $    -- |  $14,955
                                        =======   =======    =========  =========
The accompanying notes to consolidated financial statements are an integral part of these statements.






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

Basis of Presentation --

The consolidated financial statements for the nine months ended
September 28, 1997 were prepared using the Pre-Merger Company's historical basis of accounting. The accompanying consolidated financial statements for the three months ended December 28, 1997 and for the years ended
January 3, 1999 and January 2, 2000 were prepared under a new basis of accounting that reflects the allocation of the fair value of assets acquired and liabilities assumed, the related financing and acquisition costs and all debt incurred in connection with the acquisition of Krystal by Port Royal. Accordingly, the consolidated financial statements for periods prior to September 29, 1997 are not comparable to consolidated financial statements on or subsequent to September 29, 1997. A black line on the accompanying consolidated financial statements distinguishes between the Pre-Merger and Post-Merger Company.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of The Krystal Company and Aviation (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31. Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended January 2, 2000 and January 3, 1999 were 52 week and 53 week fiscal year ends, respectively. The year ended December 28, 1997 (comprised of the nine months ended September 28, 1997 and the three months ended December 28, 1997) was a 52 week fiscal year.

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

           Buildings and improvements       10 - 39 years
           Equipment                        3 - 10 years
           Leasehold improvements           Life of lease up to 20 years

Long-lived Assets --

The Company periodically evaluates the carrying value of its long-lived assets. The carrying value of specific long-lived assets are reviewed for potential impairment when the projected undiscounted future cash flow of such assets is less than its carrying value.

Leased Property-

The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operating leases.

Intangibles --

The consolidated balance sheet of the Post-Merger Company includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the years ended January 2, 2000 and January 3, 1999 was $1,997,000 and $823,000, and $1,999,000 and $823,000,
respectively. Accumulated amortization of goodwill at January 2, 2000 and January 3, 1999 was $4,478,000 and $2,481,000,respectively. Accumulated amortization of deferred financing costs at January 2, 2000 and January 3, 1999 was $1,850,000 and $1,027,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At January 2, 2000, there were 118 franchised or licensed restaurants of which 51 restaurants were operated under 18 multi-unit agreements. At January 3, 1999, there were 110 franchised or licensed restaurants of which 40 restaurants were operated under 12 multi-unit agreements.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At January 2, 2000 and January 3, 1999, total deferred franchise and license fees were approximately $458,000 and $396,000, respectively.

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

Reclassifications --

Certain reclassifications have been made to prior year financial statements to conform with the 1999 presentation.

Effects of Accounting Changes --

The American Institute of Certified Public Accountant's (AICPA) Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities"("SOP 98-5") requires companies to expense all pre-opening costs as they are incurred. There was no effect to the Company for the adoption of SOP 98-5 as the Company has historically expensed all start-up costs related to new restaurant openings as incurred.

3.   PETITION FOR RELIEF UNDER CHAPTER 11

On December 15, 1995, Krystal filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Tennessee for the purpose of completely and finally resolving the various claims filed against the Company by current and former employees alleging violations of the Fair Labor Standards Act of 1938.

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

4.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at January 2, 2000 and January 3, 1999, consisted of the following:


                                      January 2,       January 3,
                                         2000             1999
                                      -----------      -----------
                                             (In thousands)

         Land                         $  42,045        $  40,254
         Buildings and improvements      39,049           32,026
         Equipment                       40,480           30,204
         Leasehold improvements          12,645            9,654
         Construction in progress         5,859            3,777
                                      ---------        ---------
                                        140,078          115,915
         Accumulated depreciation
           and amortization             (22,586)         (16,221)
                                      ---------        ---------
                                      $ 117,492        $  99,694
                                      =========        =========

5.   ACCRUED LIABILITIES

Accrued liabilities at January 2, 2000 and January 3, 1999, consisted of the following:

                                         January 2,       January 3,
                                           2000             1999
                                        ------------      -----------
                                                (In thousands)

   Salaries, wages and benefits          $   7,199        $   7,185
   Workers' compensation                     3,233            3,258
   State sales taxes                         1,510            1,836
   Accrued interest                          2,692            2,676
   Deferred Franchise advertising and fees   1,250              761
   Other                                     8,226            6,537
                                          --------         --------
                                         $  24,110        $  22,253
                                          ========         ========


6.   INDEBTEDNESS

Revolving Credit Agreement:

In September 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility (the "Credit Facility"). Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 1.0% to 2.5%) that is determined by certain financial covenants. At January 2, 2000, the margin applicable to the Eurodollar interest rate was 1.75%. The weighted average interest rate for borrowings outstanding under the Credit Facility during 1999 was approximately 7.99%. Availability under the Credit Facility as of January 2, 2000 is $19.9 million which has been offset by $2.7 million in letters of credit primarily for the Company's workers' compensation plans. The Credit Facility matures August 2001.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of January 2, 2000, and for the year then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

Essentially all assets of the Company at January 2, 2000, are pledged as collateral on the Credit Facility. Additionally, the Credit Facility is guaranteed by Port Royal through a secured pledge of all the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

Senior Notes:

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

Long-term debt at January 2, 2000 and January 3, 1999, consisted of the following:

                                   January 2,     January 3,
                                      2000           1999
                                   -----------    -----------
                                          (In thousands)

    Revolving credit facility,
      due August 2001                $ 2,461       $     --

    10.25% senior notes,
      due October 2007               100,000        100,000
    Other                                215            189
                                   ---------       --------
                                     102,676        100,189
    Less--
      Current maturities               (  53)          ( 53)
                                   ---------       --------
                                    $102,623       $100,136
                                   =========       ========

Scheduled maturities of long-term debt at January 2, 2000, are as follows:

                                        (In thousands):


                         2000                  $    53
                         2001                    2,484
                         2002                      113
                         2003                       18
                         Thereafter            100,008

At January 2, 2000, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at January 2, 2000 exceeds their carrying value by approximately $2,000,000. The fair value was estimated based upon quoted market prices for the same or similar issues.

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


(Dollars in thousands)

                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Jan. 2,  Jan. 3, |  Jan. 2,   Jan. 3,
                                      2000     1999  |    2000      1999
                                    -------  --------|  -------   -------
Change in benefit obligation --                      |
  Benefit obligation at beginning                    |
  of period                         $28,582  $26,653 |  $ 1,017   $1,097
  Service costs                       2,295    1,641 |       68       68
  Interest cost                       1,780    1,981 |       83       67
  Plan participants' contributions      --       --  |       51       37
  Amendments                            --    (2,816)|       --       --
  Gain from plan termination            --       --  |       --    ( 137)
  Actuarial loss (gain)              (5,202)   3,141 |      282       21
  Benefits paid                      (2,220)  (1,991)|     (244)   ( 136)
                                    -------  ------- |  -------    ------
  Benefit obligation at                              |
      end of period                  25,235   28,582 |    1,257    1,017
                                    -------  ------- |  -------    ------
                                                     |
Change in plan assets --                             |
Fair value of plan assets at                         |
      beginning of period            34,918   33,197 |       --       --
  Actual return on plan assets        5,387    3,519 |       --       --
  Employer contributions                 --      193 |      193       99
  Plan participants' contributions      901       -- |       51       37
  Benefits paid                      (2,220)  (1,991)|     (244)   ( 136)
                                    -------  ------- |  -------   ------
  Fair value of plan assets at                       |
      end of period                  38,986   34,918 |       --       --
                                    -------  ------- |  -------   ------
                                                     |
Funded status                        13,751    6,336 |   (1,257)  (1,017)
                                                     |
  Unrecognized prior service cost    (2,581)  (2,816)|       --       --
  Unrecognized net loss (gain)       (3,026)   4,809 |      327       61
                                    -------  ------- |  -------   ------
  Asset (liability) recognized                       |
    in the consolidated balance                      |
    sheet                           $ 8,144  $ 8,329 |  $  (930)  $( 956)
                                    =======  ======= |  =======   ======
                                                     |
Weighted-average assumptions as                      |
   of the end of period --                           |
                                                     |
  Discount rate                       8.0%     7.0%  |    7.0%     7.5%
  Expected return on plan assets      9.0%     9.0%  |    n/a      n/a
  Rate of compensation increase       3.0%     3.0%  |    n/a      n/a

  For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2000 and assumed to remain constant thereafter.


Components of net periodic benefit cost --

  Service cost                       $2,295  $ 1,614 |  $   68   $   68
  Interest cost                       1,780    1,981 |      83       67
  Gain from plan termination            --        -- |      --    ( 137)
  Expected return on plan assets     (3,064)  (2,916)|      --       --
  Net amortization and deferral         --        -- |      17       --
                                     ------   ------ |  ------    -----
                                     $1,011   $  679 |  $  168   $(   2)
                                     ======   ====== |  ======    =====

   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $  130       $  175

  Accumulated postretirement benefit obligation   1,143        1,386


The Company had a supplemental executive retirement plan for certain former officers. The plan provided additional benefits upon retirement. The supplemental retirement benefit was to be paid over the officers' lifetime but for no less than a period of 10 years following retirement. The Company provided an annual amount necessary to amortize the total cost of the estimated deferred compensation at retirement. Total deferred compensation accrued for this plan at December 27, 1997, was $3,261,000. During 1998, the Company agreed to settle its obligations under this deferred compensation plan by making lump sum cash payments to the two retired executives. The cash payments were funded with the proceeds from redeeming the cash surrender value ("CSV") of life insurance policies on the lives of these executives.
The Company realized gains in 1998 of $925,000 from the settlement of its obligations under the deferred compensation plan and realized an additional gain of $880,000 related to the receipt of life insurance proceeds in excess of the CSV.

During 1999, the insurer in which the Company had the life insurance policies, demutualized forming a publicly traded company. Because the demutalization had an effective date prior to the Company's 1998 redemption of the CSV of the policies, the Company was a stockholder of record in the insurance company.
The Company elected to sell all of the shares it received in connection with the demutualization, and as a result realized a gain on sale of investments of $1,349,000. The gain is reflected as a sale of investments in the Consolidated Statements of Operations.

8.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                                         Post-Merger           |Pre-Merger
                                          Company              | Company
                                -------------------------------|----------
                                 Fiscal    Fiscal     Three    |   Nine
                                  Year     Year       Months   |   Months
                                 Ended     Ended      Ended    |   Ended
                               ----------  ------    --------  |----------
                                 Jan. 2,   Jan. 3,    Dec. 28, |  Sep. 28,
                                  2000      1999       1997    |   1997
                                 ------    ------    --------  |----------
                                            (In thousands)     |
      Current tax provision                                    |
       (benefit):                                              |
         Federal                 $4,629    $  242    $    40   | $(3,613)
         State                      296       106          9   |    (611)
                                  ------    ------    ------   |---------
                                  4,925       348         49   |  (4,224)
      Deferred income taxes      (1,907)    1,398       (187)  |   5,152
                                  ------    ------    ------   |---------
      Provision for (benefit                                   |
         from) income taxes      $3,018    $1,746    $  (138)  | $   928
                                  ======    ======    ======   |=========

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of January 2, 2000 and January 3, 1999, were as follows:

                                              Jan. 2,      Jan. 3,
                                                2000         1999
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Insurance reserves                          $ 1,228       $ 1,238
  Deferred franchise fees                         174           151
  Miscellaneous payables                          562           249
  Other                                           879         1,179
                                               ------        ------
      Current deferred tax asset              $ 2,843       $ 2,817
                                               ======        ======

Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Net operating loss carryforwards              844           842
    Tax credit carryforwards                    2,217         1,847
    Accrued postretirement benefit cost           396           502
    Other                                         349           254
                                              -------       -------
      Noncurrent deferred tax asset             3,806         3,445
                                              -------       -------


                                              Jan. 2,      Jan. 3,
                                                2000         1999
                                             -----------   -----------
                                                  (In thousands)

  Noncurrent deferred tax liability:
    Property, buildings and equipment         (10,552)      (12,015)
    Pension asset                              (3,082)      ( 3,165)
                                              -------       -------
      Noncurrent deferred tax liability       (13,634)      (15,180)
                                              -------       -------
      Noncurrent net deferred tax liability  $( 9,828)     $(11,735)
                                              =======       =======

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:

                                              Post-Merger         |  Pre-Merger
                                                Company           |  Company
                                   -------------------------------| ----------
                                    Fiscal    Fiscal    Three     |   Nine
                                     Year     Year      Months    |   Months
                                    Ended     Ended     Ended     |   Ended
                                   -------   -------   -------    |  -------
                                   Jan. 2,    Jan. 3,   Dec. 28,  |  Sept. 28,
                                    2000       1999       1997    |    1997
                                   -------   -------    -------   |  -------
                                          (In thousands)          |
                                                                  |
   Computed "expected" tax                                        |
     provision (benefit)           $1,892   $ 1,051    $  (230)   | $   882
   Goodwill amortization              639       639        144    |      --
   State income taxes (net of                                     |
     federal income tax effect)       299       164          6    |       2
   Other, net                         188      (108)       (58)   |      44
                                    -----     -----      -----    |   -----
   Reported tax provision (benefit)$3,018    $1,746    $  (138)   | $   928
                                    =====     =====      =====    |   =====


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

The future minimum lease payments under non-cancelable capital and operating leases (excluding real estate taxes, insurance and maintenance costs), together with the present value of such minimum lease payments as of January 2, 2000, are summarized as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
      Year                                           (In thousands)

      2000                                        $ 2,537    $ 5,024
      2001                                          2,537      4,477
      2002                                          2,519      3,706
      2003                                          2,240      2,917
      2004                                          1,302      2,333
      Thereafter                                    3,664      9,966
                                                   ------     -------
      Total minimum lease payments                 14,799    $28,423
                                                              =======
      Less amount representing interest           ( 3,587)
                                                   ------
      Total obligations under capital leases       11,212
      Less current portion                        ( 1,745)
                                                   ------
      Long-term obligations under capital leases  $ 9,467
                                                   ======

Rental expense under operating leases was $4,940,000, $5,158,000, $1,324,000, and $3,974,000 for the periods ended January 2, 2000, January 3, 1999, December 28, 1997, and September 28, 1997, respectively.

Rental expense includes contingent rentals of $162,000, $150,000, $31,000, and $95,000 for the periods ended January 2, 2000, January 3, 1999, December 28, 1997, and September 28, 1997, respectively.

Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.




The following summarizes the minimum future rentals on operating leases/subleases as of January 2, 2000:

                                          Operating
                                            Leases
                                          ---------
          Year                         (In thousands)

          2000                             $ 1,501
          2001                               1,335
          2002                                 700
          2003                                 234
          2004                                  30
          Thereafter                            53
                                            ------
          Total minimum lease
            payments to be received        $ 3,853
                                            ======


Rental income under operating leases was $1,234,000,$1,006,000, $185,000, and $557,000, for the periods ended January 2, 2000, January 3, 1999,
December 28, 1997, and September 28, 1997, respectively.

10.   CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company intends to vigorously defend this suit. At this stage of the proceedings the Company's legal counsel is unable to express an opinion as to the probable outcome of this action. If the Company is unsuccessful in its defense of this lawsuit, it could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

The Company is party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

11.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee stock options plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc., authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007, or upon a change of control of the Company. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999.
No options were granted or exercised in 1999.

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

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the minimum value option pricing model because there is no established fair market value of the Company's stock as it is not available on the open market. The following weighted average assumptions were used for fiscal year 1998 grants: expected dividend yield of 0%, a risk-free interest rate of 5.49% and expected life of 10 years.
Using these assumptions, the fair value of the employee stock options granted in 1998 is $1,303,000, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income would have adjusted to the pro forma amounts indicated below:


                                                1999          1998
                                            ------------   -----------
              Net Income (in thousands):
                  As reported                  $2,544        $1,345
                  Pro forma                     2,431         1,284

A summary of the Company's stock option activity is as follows:

                                           (shares in thousands)

                                            1999                 1998
                                     -------------------- --------------------
                                                 Weighted             Weighted
                                      Shares     Average   Shares     Average
                                      Under      Exercise  Under      Exercise
                                      Option      Price    Option      Price
                                     ---------  ---------- ---------  ---------
   Outstanding at beginning of year      700       $4.50         -       $    -
      Granted                              -           -       700         4.50
                                     ---------  ---------- ---------  ---------
   Outstanding at end of year            700       $4.50       700       $ 4.50
                                     =========  ========== =========  =========
   Exercisable at end of year            115       $4.50        20       $ 4.50
   Weighted average fair value of
     options granted                   $4.50                 $4.50
                                     =========             =========

Of the 700,000 shares subject to options outstanding at January 2, 2000,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 8.6 years, of which 40,000 shares are exercisable; and (ii) options to purchase 600,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 8.5 years, of which 75,000 are exercisable.

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
                                             =======

Deferred compensation related to the restricted stock awards was recorded based on the market value of the Company's common stock at the date of grant and such deferred compensation was amortized to expense over the period the restrictions lapsed. Compensation expense related to the restricted stock plans was $146,538 for the nine months ended September 28, 1997.


12.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 1999
                                             Net
                               Operating    Income
                   Revenues      Income     (Loss)
                   --------    ---------    ------
Quarter Ended:
   April 4         $ 65,647      $ 3,682    $   475
   July  4           67,358        3,792        513
   October 3         67,560        3,336        273
   January 2, 2000   66,453        3,811      1,283
                   --------      -------   --------
            Total  $267,018      $14,621    $ 2,544
                   ========      =======   ========


      Fiscal 1998
                                               Net
                               Operating     Income
                   Revenues      Income      (Loss)
                   --------    ---------    ------
Quarter Ended:
   March 29        $ 59,625      $ 2,016   $   228
   June 28           61,546        2,593     (  83)
   September 27      66,271        2,214     ( 287)
   January 3,1999    70,006        4,981     1,487
                   --------      -------   -------
                   $257,448      $11,804   $ 1,345
                   ========      =======   =======

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

The following table presents summarized financial information for subsidiary guarantors in connection with the Company's Senior Notes:


                            January 2,               January 3,
                              2000                      1999
                            ----------               -----------
                                      (in thousands)
Balance Sheet Data:
   Current assets            $  470                    $  872
   Noncurrent assets         $3,475                    $  954
   Current Liabilities       $  985                    $1,220
   Non Current Liabilities   $  138                    $   79




                                         Post-Merger             |  Pre-Merger
                                          Company                |   Company
                           ------------------------- ----------- |------------
                           Fiscal Year  Fiscal Year  Three Months|  Nine Months
                              Ended        Ended        Ended    |    Ended
                          ------------  -----------  ----------- |------------
                             Jan. 2,      Jan. 3,      Dec. 28,  |   Sept. 28,
                              2000         1999          1997    |     1997
                          -----------   -----------  ----------- |------------
                                              (in thousands)     |
Income Statement Data:                                           |
   Net sales                $5,755        $5,188        $1,290   |   $3,469
   Gross profit             $1,812        $1,647        $  334   |   $  889
   Income before provision                                       |
     for Federal and State                                       |
     Income Taxes           $1,350        $1,222        $  228   |   $  471
   Net Income               $  828        $  758        $  140   |   $  293


14.   BUSINESS SEGMENTS

The Company and its subsidiary operate in two industry segments, quick-service restaurants and fixed base airport hangar operations ("FBO"). See Note 13, Summarized Financial Information-Subsidiary Guarantor, for summarized financial information for the FBO segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in 1999.

Item 10.  Directors and Executive Officers of the Company

     The directors of the Company, which serve until the next annual meeting of shareholders or until their successors are elected and qualified or until their earlier resignation or removal, are:

       Name                          Age       Position
       ----                          ---       --------

  Philip H. Sanford                   46     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  43     President, Chief Operating Officer
                                             and Director
  W. A. Bryan Patten                  59     Director
  Richard C. Patton                   38     Director
  Benjamin R. Probasco                40     Director
  A. Alexander Taylor II              46     Director

     Philip H. Sanford has been Chairman, Chief Executive Officer and a Director of the Company since September 1997. Prior to that time, Mr. Sanford was Senior Vice President, Finance and Administration, of Coca-Cola Enterprises Inc., from 1991 to 1997. Mr. Sanford was a senior executive with Johnston Coca-Cola Bottling Group until 1991. Mr. Sanford is a director of Chattem, Inc. (consumer products) and SunTrust Bank, Chattanooga, N.A.

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

     A. Alexander Taylor II has been a Director of the Company since
April 22, 1998 and has been President and Chief Operating Officer of
Chattem, Inc. since January 1998. Prior to joining Chattem, Inc. Mr. Taylor was a partner in the law firm of Miller & Martin and was affiliated with that firm from 1978 to 1998. Mr. Taylor is a director of Chattem, Inc. (consumer products) and U.S. Xpress Enterprises, Inc. (transportation).


      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, each of whom serves at the discretion of the board of directors, are:

       Name                     Age        Position
       ----                     ---        --------
  Gordon L. Davenport, Jr.      40     Vice President, Marketing - Development
  Larry D. Bentley              43     Vice President and Chief Financial
                                            Officer
  Michael C. Bass               53     Vice President, Administration.
  Thomas C. Ragan               49     Vice President, Franchising
  Roger A. Rendin               51     Vice President, Human Resources

     Gordon L. Davenport, Jr. has been Vice President Marketing -
Development at Krystal since February 1997. From 1995 to 1997, Mr. Davenport served as Vice President of New Business and Strategic Planning and Vice President of Marketing and New Business. From 1986 to 1995, Mr. Davenport served in various marketing and sales management positions with Warner Lambert Company.

     Larry D. Bentley was elected Vice President and Chief Financial Officer of the Company in December 1997. From 1991 to 1996, Mr. Bentley was Executive Vice President and Chief Financial Officer of U.S. Xpress Enterprises, Inc.

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

     Roger A. Rendin was appointed Vice President, Human Resources in November 1999. From 1991 to 1999, Mr. Rendin served as Vice President, Human Resources of Pep Boys Manny Moe & Jack. He served as Human Resources Director-Restaurant Operations of Burger King Corporation from 1987 to 1991.


Item 11.  Executive Compensation

     The following table summarizes the total compensation for the last three fiscal years of the following five highest compensated named executive officers of the Company during the last fiscal year.

                             Summary Compensation Table

                                                                   Long-Term
                                Annual Compensation               Compensation
                           -------------------------------------- ------------
                                                         Other       Securities
                                                         Annual      underlying
Name and                                                 Compen-      Options
Principal Position          Year       Salary   Bonus    sation(1)   Awarded(2)


Philip H. Sanford (3)       1999      $375,521 $153,974 $ 14,244            0
  Chairman of the Board of  1998       351,120  193,073  165,292(4)         0
  Directors and Chief       1997        92,361        0        0            0
  Executive Officer

James F. Exum, Jr. (5)      1999       325,555  133,475   12,000            0
  President and Chief       1998       301,117  165,573   47,714(6)   500,000
  Operating Officer         1997        79,167        0    3,167            0
  And Director

Larry D. Bentley (7)        1999       161,725   46,905    9,725            0
  Vice President, Chief     1998       146,664   58,674    9,702      100,000
  Financial Officer         1997        16,111        0        0            0


Gordon L. Davenport, Jr.(8) 1999       181,836   68,842   12,037            0
  Vice President Marketing  1998       172,107   78,966   11,789      100,000
  and Development           1997       163,623    7,500    5,314            0

Michael C. Bass (9)         1999       138,088   52,605   12,387            0
  Vice President            1998       131,513    7,560   12,387            0
  Administration            1997       125,534   10,000  271,907(10)         0

(1) Includes an automobile allowance of $12,000 for Messrs. Sanford and Exum in 1999 and 1998, and $9,600 for Messrs. Bentley, Davenport and Bass in 1999 and 1998.
(2) Represents stock options granted during fiscal 1998 under the Port Royal Holdings, Inc. Stock Incentive Plan for the Krystal Company.
(3) Mr. Sanford was appointed Chairman and Chief Executive Officer of the Company on September 26, 1997.
(4)     Includes $153,292 paid to Mr. Sanford for moving expenses.
(5) Mr. Exum was appointed President and Chief Operating Officer of the Company on September 26, 1997.
(6)     Includes $35,714 paid to Mr. Exum for moving expenses.
(7) Mr. Bentley was appointed Vice President and Chief Financial Officer on December 18, 1997.
(8) Mr. Davenport, Jr. was appointed Vice President Marketing and Development on February 17, 1997.
(9) Mr. Bass was appointed Vice President, Administration on April 22, 1998.
(10) This amount includes benefits of $264,250 from restricted stock, $2,782 from a group life insurance policy and a $4,875 automobile allowance.

     There are no employment agreements with any of these individuals. The Company has adopted performance-based incentive compensation plans for senior management of the Company, including a cash management bonus plan and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Company on a fully-diluted basis, assuming exercise of options, of which an amount equal to 7% of the outstanding common stock of the Company on a fully-diluted basis has been granted. Non-employee directors receive a fee of $1,000 for each Board of Directors and committee meeting attended.

OPTION EXERCISES AND HOLDINGS

     The option activity by the Company's chief executive officer and the other named executive officers during the fiscal year ended January 2, 2000, as well as the number and total value of unexercised in-the-money options at January 2, 2000, are shown in the following table. All references to options and shares refer to Port Royal Stock.

                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at January 2, 2000

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Jan. 2, 2000      In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
Philip H. Sanford            --        --         --/--            -/-

James F. Exum, Jr.           --        --     90,000/410,000       -/-

Larry D. Bentley             --        --     12,500/87,500        -/-

Gordon L. Davenport, Jr.     --        --     12,500/87,500        -/-

Michael C. Bass              --        --         --/--            -/-

Roger A. Rendin              --        --         --/--            -/-

Thomas C. Ragan              --        --         --/--            -/-

(1) Since the shares of Port Royal Stock do not trade on any market, it is assumed that the fair market value of the Port Royal Stock is equal to the exercise price of the option.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is held by Port Royal. The following table sets forth certain information regarding beneficial ownership of the common stock of Port Royal by: (i) each person who holds more than 5% of the common stock of Port Royal, (ii) each Director of the Company and nominee for election, (iii) each of the Executive Officers of the Company and (iv) all Directors and Executive Officers as a group.

      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class (1)
   Directors
Philip H. Sanford(2)                      2,600,000                 26.0
James F. Exum, Jr.(3)                       110,000                  1.1
W. A. Bryan Patten(4)                       863,333(5)               8.6
Richard C. Patton(6)                      1,233,333(7)              12.3
Benjamin R. Probasco(8)                     863,333(9)               8.6
A. Alexander Taylor II                      123,333                  1.2
Andrew G. Cope(13)                          123,333                  1.2

   Executive Officers
Larry D. Bentley(3)                          12,500                  0.1
Gordon L. Davenport, Jr.(3)                 279,167                  2.8
Michael C. Bass                                   0                    0
Roger A. Rendin                                   0                    0
Thomas C. Ragan                                   0                    0

   5% Shareholders
Katherine J. Johnston Trust(10)           1,233,333                 12.3
Woodmont Capital, LLC(11)                 1,233,333                 12.3
P&P Port Royal Investors, LP(12)            863,333                  8.6
All Directors, Director Nominees and
     Executive Officers as a group
     (12 persons)                         6,208,332                 62.1

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to stock options held by such beneficial owner that are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for this beneficial owner is The Krystal Building, One Union Square, Chattanooga, Tennessee 37402.
(3) Includes 110,000 shares for Mr. Exum, 12,500 shares for Mr. Bentley and 12,500 shares for Mr. Davenport, Jr. subject to purchase within sixty days of March 20, 2000.
     under the Company's Incentive Stock Plan.
(4) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc. Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Woodmont Capital, LLC, an investment fund for which Mr. Patton is the President.
(8) The address for this beneficial owner is 100 East Tenth Street, Suite 600, Chattanooga, Tennessee 37402.
(9) Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(13) Mr. Cope is a nominee for election as a director at the annual meeting of shareholders to be held in April, 2000. Includes shares held by High Hemlock Partners, an investment fund for which Mr. Cope is managing partner.


                           PART IV

Item 13.  Certain Relationships and Related Transactions

     In accordance with the Company's executive relocation policy, in September, 1999 the Company acquired the Knoxville, Tennessee home of James F. Exum, Jr., the Company's President and Chief Operating Officer, for a purchase price of $501,799. The purchase price was determined based on independent appraisals.

Item 14.  Exhibits , Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        The financial statements are included herein by reference.

    2.  Financial statement schedules

        All schedules are omitted because the information is either not required or is included in the financial statements or notes hereto.

    3.  Exhibits

See exhibit index

(b)     Reports on Form 8-K -

        The registrant did not file a Form 8-K during the fourth quarter of 1999.


Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Krystal Company


Dated: March 23, 2000                 By: /s/Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Vice President
                                        and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 23, 2000
/s/James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 23, 2000

 /s/W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 23, 2000

 /s/Richard C. Patton
----------------------
Richard C. Patton       Director                          March 23, 2000

 /s/Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 23, 2000

 /s/A. Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 23, 2000


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

       10.2**** Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998.

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

     **** Reported on Form 10-K for the fiscal year ended January 3, 1999.