Form 10-Q
period 2000-04-02
KRYSTAL COMPANY
filed 2000-05-16
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 2, 2000

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----
                       Commission file number  333-40933
                       ---------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                        62-0264140
                 ---------                        ----------
    (State or other jurisdiction of      (IRS Employer identification
     incorporation or organization)               Number)

                 One Union Square, Chattanooga, TN   37402
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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 16, 2000.






                          THE KRYSTAL COMPANY
                          -------------------
                            April 2, 2000
                            -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of April 2, 2000 and January 2, 2000, and (2) their change in shareholder's equity for the three months ending April 2, 2000 and (3) the results of their operations and their cash flows for the three months ended April 2, 2000 and April 4, 1999 have been included. The results of operations for the interim period ended April 2, 2000 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees and the impact of governmental regulations. The Company cautions that such factors are not exclusive.
Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended January 2, 2000.












         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                    (In thousands) (Unaudited)


                                              April 2,      January 2,
                                                2000           2000
                                             ---------     ----------
ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $  5,695       $  5,302
   Receivables, net                             1,163          1,382
   Inventories                                  1,853          2,099
   Deferred income taxes                        2,843          2,843
   Prepayments and other                          734          1,090
                                             --------       --------
     Total current assets                      12,288         12,716
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       123,974        117,492
                                             --------       --------
LEASED PROPERTIES, net                         10,021         10,518
                                             --------       --------
OTHER ASSETS:
   Prepaid pension asset                        8,197          8,144
   Deferred financing cost, net                 3,549          3,754
   Goodwill, net                               44,932         45,432
   Other                                        1,182            455
                                             --------       --------
     Total other assets                        57,860         57,785
                                             --------       --------
       TOTAL ASSETS                          $204,143       $198,511
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.






                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                    (In thousands) (Unaudited)

                                              April 2,       January 2,
                                                2000           2000
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  3,318       $  7,482
   Accrued liabilities                         22,183         24,110
   Outstanding checks in excess
     of bank balance                            3,690          3,701
   Current portion of long-term debt               41             53
   Current portion of capital
     lease obligations                          1,778          1,745
                                             --------       --------
     Total current liabilities                 31,010         37,091
                                             --------       --------

LONG-TERM DEBT, excluding current portion     117,153        102,623
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              9,010          9,467
                                             --------       --------
DEFERRED INCOME TAXES                          10,304          9,828
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,210          1,152
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at April 2, 2000,
     and at January 2, 2000                    35,000         35,000
   Retained earnings                              456          3,350
                                             --------       --------
     Total shareholder's equity                35,456         38,350
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $204,143       $198,511
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


                                       For the three Months ended
                                       --------------------------
                                          April 2,     April 4,
                                           2000         1999
                                         -------       --------

REVENUES:
  Restaurant sales                       $61,655       $63,248
  Franchise fees                              65            --
  Royalties                                1,066         1,043
  Other revenue                            1,579         1,356
                                         -------       -------
                                          64,365        65,647
                                         -------       -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                54,393        51,604
  Depreciation and amortization
    expenses                               3,657         3,175
  General and administrative
    expenses                               6,609         6,392
  Other expenses, net                      1,083           794
                                         -------       -------
                                          65,742        61,965
                                         -------       -------
OPERATING INCOME (LOSS)                   (1,377)        3,682

INTEREST EXPENSE, net                     (2,931)       (2,545)
                                         -------       -------
INCOME (LOSS) BEFORE (PROVISION FOR)
  BENEFIT FROM INCOME TAXES               (4,308)        1,137

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             1,414        (  662)
                                         -------       -------
NET INCOME (LOSS)                        $(2,894)      $   475
                                         =======       =======

  See accompanying notes to consolidated condensed financial statements.





             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE THREE MONTHS ENDED
                  -------------------------
                       APRIL 2, 2000
                       -------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, January 2, 2000             $35,000    $ 3,350

  Net loss                               -       (2,894)

                                     -------    -------
BALANCE, April 2, 2000               $35,000    $   456
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

                                               For The Three Months Ended
                                              ----------------------------
                                                 April 2,      April 4,
                                                   2000          1999
                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                             $(2,894)        $   475
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                  3,657          3,175
    Change in deferred taxes                         476            --
  Changes in operating assets and liabilities:
    Receivables, net                                 219          1,213
    Inventories                                      246            182
    Prepayments and other                            356            271
    Accounts payable                             ( 4,164)           226
    Outstanding checks in excess of
      bank balance                               (    11)            --
    Income taxes payable                              --            662
    Accrued liabilities                          ( 1,927)        (5,450)
    Other, net                                   (   240)           336
                                                 --------       --------
      Net cash provided by (used in)
        operating activities                     ( 4,282)         1,090
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 9,893)       ( 2,620)
    Proceeds from sale of property,
      buildings, and equipment                       474          1,121
                                                 --------       --------
      Net cash used in investing activities      ( 9,419)       ( 1,499)
                                                 --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowing                       14,539             --
    Repayments of long-term debt                 (    21)       (    17)
    Principal payments of
      capital lease obligations                  (   424)       (   106)
                                                 --------       --------
      Net cash provided by (used in)
        financing activities                      14,094        (   123)
                                                 --------       --------
NET (DECREASE) INCREASE IN CASH AND
  TEMPORARY INVESTMENTS                              393        (   532)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                             5,302          9,012
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 5,695        $ 8,480
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $   352        $ 5,221
                                                 =======        =======
     Income taxes                                $   434        $   551
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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,604,000 at April 2, 2000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended April 2, 2000 was $499,300 and $205,500, respectively. Accumulated amortization of goodwill at April 2, 2000 and April 4, 1999 was $4,978,000 and $2,981,000, respectively. Accumulated amortization of deferred financing costs at April 2, 2000 and April 4, 1999 was $2,055,000 and $1,233,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At April 2, 2000, there were 120 franchise or licensed restaurants and at April 4, 1999, there were 110 franchised or licensed restaurants.

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

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% senior Subordinated
Notes:

                                  April 2,             January 2,
                                   2000                  2000
                                ---------              ----------
                                         (in thousands)
Balance Sheet Data:
  Current assets                  $  467                 $  470
  Noncurrent assets               $3,897                 $3,475
  Current liabilities             $  262                 $  985
  Non current liabilities         $  122                 $  138


                                       For the Three Months Ended
                                       --------------------------
                                         April 2,      April 4,
                                           2000          1999
                                        ----------     ---------
                                              (in thousands)
Income Statement Data:
  Net sales                              $1,579          $1,356
  Gross profit                           $  396          $  475
  Income before provision for Federal
    and state income taxes               $  238          $  370
  Net income                             $  147          $  230


3.  INDEBTEDNESS

Revolving Credit Agreement:

In September, 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility (the "Credit Facility"). In May, 2000, the Company obtained a commitment from the bank to extend the maturity of the Credit Facility through May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 2.5%) that is determined by certain financial covenants. Availability under the Credit Facility as of April 2, 2000 is $5.3 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of April 2, 2000, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

Senior Notes:

In September, 1997, The Company issued $100 million in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition by Port Royal.


4.  CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company intends to vigorously defend this suit. At this stage of the proceedings the Company's legal counsel is unable to express an opinion as to the probable outcome of this action. The parties have agreed to a non-binding mediation of the claims, which is schedule to occur in June, 2000. If the Company is unsuccessful in its defense of this lawsuit, it could be forced to increase the amount of and accelerate capital expenditures on certain of its existing Krystal restaurants.

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




Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------


The following table reflects certain key operating statistics which impact the Company's financial results:




                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                      For the Three Months Ended
                                      --------------------------
                                          April 2,    April 4,
                                            2000        1999
                                         --------     --------

SYSTEMWIDE RESTAURANT SALES               $83,522     $83,713
    Percent change                         (0.23%)

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                       255         241

  Restaurant Sales                        $61,655     $63,248
    Percent change                         (2.52%)

  Percent change in same restaurant sales  (6.45%)

  Transactions per day                        614         686
    Percent change                        (10.50%)

  Average check                           $  4.38     $  4.18
    Percent change                          4.78%

Selected components are --
  Cost of restaurant sales                $54,393     $51,604
    As a percent of restaurant sales       88.22%      81.60%

  Food and paper cost                     $19,809     $19,357
    As a percent of restaurant sales       32.13%      30.60%

  Direct labor                            $16,010     $14,519
    As a percent of restaurant sales       25.97%      22.96%

  Other labor costs                       $ 5,275     $ 5,054
    As a percent of restaurant sales        8.55%       7.99%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                       120         110

  Restaurant Sales                        $21,867     $20,465
    Percent change                          6.85%

  Percent change in same restaurant sales  (2.25%)

  Transactions per day                        450         475
    Percent change                         (5.26%)

  Average check                           $  4.49     $  4.31
    Percent change                          4.18%








       Comparison of the Three Months Ended April 2, 2000
       --------------------------------------------------
            to the Three Months Ended April 4, 1999
            ---------------------------------------


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

Cash operating profit for the three months ended April 2, 2000 decreased $4.6 million to $2.3 million (3.5% of revenues) compared to $6.9 million (10.4% of revenues) for the three months ended April 4, 1999. The 66.7% decrease in cash operating profit was primarily attributable to a decrease in restaurant sales and to an increase in the cost of food, paper, labor and the overall operating costs of the Company as a percentage of sales.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the three months ended April 2, 2000 decreased 0.2% to $83.5 million compared to $83.7 million for the three months ended April 4, 1999.

Total Company revenues decreased 2.0% to $64.4 million in the three months ended April 2, 2000 compared to $65.6 million in the three months ended
April 4, 1999. Of the $1.2 million decrease, $1.6 million was attributable to a decrease in restaurant sales, offset by an $88,000 increase in royalty and franchise revenue and a $223,000 increase in other revenue from the Company's aviation subsidiary. The Company had 255 restaurants open at April 2, 2000 compared to 241 restaurants open at April 4, 1999. Company-owned same restaurant sales for the three months ended April 2, 2000 were $57.5 million compared to $61.4 million for the three months ended
April 4, 1999, a decrease of 6.45%. The decrease in same restaurant sales resulted primarily from a decrease in transaction counts offset in part by an increase in the amount of the average customer check. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 10.5% to 614 in the three months ended
April 2, 2000 compared to 686 in the same period of 1999. While a portion of the decrease in transaction counts resulted from a reduction in food volume sold, the remaining decrease resulted from increased sales of the Company's Sackful offerings (sacks of eight and twelve Krystal hamburgers) which tend to feed multiple customers through a single transaction. The food volume decrease was primarily a reflection of the high comparable volume measures for the same period in 1999. The high volume in 1999 was due to introductions of the Company's Krystal Chik and Sackful menu items which were accompanied by heavy promotional efforts. During the product introduction phase for the Krystal Chik and Sackful offerings, same restaurant sales increased significantly, before stabilizing at slightly lower levels in subsequent fiscal quarters.

The average customer check for Company-owned restaurants for the three months ended April 2, 2000 was $4.38 compared to $4.18 for the three months ended April 4, 1999, an increase of 4.8%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering and to maintaining product price increases of approximately 2.8% implemented in the first quarter of 2000. During the three months ended April 2, 2000, sales of Sackfuls accounted for $9.8 million or 15.9% of restaurant sales compared to $7.7 million, or 12.1% of restaurant sales, for the three months ended April 4, 1999.

The Company's franchisees opened two franchised restaurants in the three months ended April 2, 2000 and none in three months ended April 4, 1999.
The franchise system operated 120 restaurants at April 2, 2000 compared to 110 at April 4, 1999. Franchisee fee income was $65,000 in the three months ended April 2, 2000. No franchise fees were recorded in the three months ended April 4, 1999. Royalty revenue increased 2.2% to $1.1 million in the three months ended April 2, 2000 from $1.0 million in the three months ended April 4, 1999. This increase was primarily due to a 6.8% increase in franchise restaurant sales and was offset by a decrease in royalties from grocery channel sales of frozen Krystals of $37,000. Royalties from the grocery channel sales of frozen Krystals were $42,000 in the three months ended April 2, 2000 compared to $79,000 in the same period of 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.6 million for the three months ended April 2, 2000 compared to $1.4 million for the three months ended April 4, 1999, a 16.5% increase. This increase in revenue resulted primarily from a $0.33 per gallon increase in retail jet fuel prices during the three months ended April 2, 2000 compared to the three months ended April 4, 1999 resulting from increased wholesale fuel costs.

Cost of restaurant sales was $54.4 million for the three months ended
April 2, 2000 compared to $51.6 million for the three months ended
April 4, 1999. The increase in cost of restaurant sales resulted primarily from an increase in the cost of food sold and increased labor costs. Food and paper costs as a percent of restaurant sales increased to 32.13% in the three months ended April 2, 2000 from 30.60% in the three months ended April 4, 1999. The increase in food and paper costs as a percent of restaurant sales resulted in part from increases in the price of beef, pork and to a lesser extent, increases in the prices for bread and soft drink products. Direct labor costs as a percent of restaurant sales increased to 25.97% in the three months ended April 2, 2000 from 22.96% in the three months ended
April 4, 1999. The increase in direct labor costs as a percentage of restaurant sales resulted from a 3.8% increase in the average pay rate of the Company's hourly restaurant employees and reduced labor efficiency caused primarily by lower same store sales. Temporary labor inefficiencies were compounded by incremental labor incurred in conjunction with field level training related to the Company's new Restaurant Information System.
Other labor costs as a percent of restaurant sales increased to 8.55% in the three months ended April 2, 2000 from 7.99% in the three months ended
April 4, 1999. The increase in other labor costs as a percent of restaurant sales resulted from higher labor rates.

Depreciation and amortization expenses increased $482,000, or 15.2%, to $3.7 million in the three months ended April 2, 2000 compared to the three months ended April 4, 1999. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses increased $217,000, or 3.4%, to $6.6 million in the three months ended April 2, 2000 compared to $6.4 million in the three months ended April 4, 1999. The increase in general and administrative expenses resulted primarily from $181,000 related to the newly created franchise operation's department and franchise advertising which will support the Company's Franchise system growth.

Other expenses increased $289,000, or 36.40%, to $1.1 million in the three months ended April 2, 2000 compared to the three months ended April 4, 1999. These expenses are costs incurred in operating the Aviation subsidiary. This increase resulted primarily from a $0.48 per gallon increase in jet fuel costs in the three months ended April 2, 2000 compared to the same period in 1999.

Interest expense, net of interest income, increased $386,000 to $2.9 million in the three months ended April 2, 2000 from $2.5 million in the three months ended April 4, 1999. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance.

The Company's provision for income taxes decreased $2.1 million, or 313.6% to a tax benefit of $1.4 million in the three months ended April 2, 2000 as compared to tax provision of $662,000 for the three months ended April 4, 1999. The effective income tax rate was 32.8% for the three months ended April 2, 2000 as compared to 58.2% for the three months ended April 4, 1999. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash, however, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $18.7 million at April 2, 2000, compared to a working capital deficit of $24.4 million at January 2, 2000.

Capital expenditures totaled approximately $9.9 million in the three months ended April 2, 2000 as compared to $2.6 million in the three months ended April 4, 1999. Included in the capital expenditures for the three months ended April 2, 2000 is approximately $3.6 million related to properties the Company expects to sell through sales and leaseback transactions within the next six months. The Company opened six new restaurants during the three months ended April 2, 2000 and opened one during the three months ended April 4, 1999. Management estimates that net capital expenditures will be approximately $11.5 million during the remainder of 2000. Capital expenditures for the current year are expected to include the construction and/or land acquisition for up to eight additional company owned restaurants to open in 2000, the acquisition of land for restaurants to open in 2001, the refurbishment of certain restaurants, ongoing capital improvements, the conversion of restaurant computer systems and the construction of a new hangar at the Aviation subsidiary.

In December, 1998, the Company obtained a sales and leaseback commitment with a firm for up to $6.0 million of properties which are to be developed and operated as Company-owned Krystal restaurants. In September, 1999, this commitment was increased to $9.0 million. As of April 2, 2000, four restaurants had been developed using $3.6 million of this commitment. Since April 2, 2000, one additional restaurant was developed using $1.0 million.
The Company expects to utilize up to $1.0 million of the $4.4 million remaining on this commitment, and to allow the balance to expired unused. The primary term of leases under this arrangement is 15 years, with two successive five year renewal options.

At April 2, 2000, the Company had available cash of approximately $5.7 million, receivables of $1.2 million, and $5.3 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


Year 2000 --

During 1998,the Company established a Year 2000 strategic plan which adopted a series of initiatives necessary to upgrade the Company's computer systems and to minimize the impact of failures of other computer systems to process date-sensitive information after December 31, 1999. The Company completed its Year 2000 initiatives for all mission critical systems prior to December 31, 1999 and experienced no significant system problems. Additionally, the Company experienced no significant problems regarding
Year 2000 compliance with respect to its major vendors and other third party suppliers. A recap of the results of the Company's Year 2000 initiative is provided below.

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

Management believes it has effectively addressed the Year 2000 issue and did not encounter any issues into fiscal year 2000. The Company plans to continually update restaurant reporting and management systems (non-Year 2000 related) to ensure both customers and management receive the most effective service and information available.



PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company intends to vigorously defend this suit. At this stage of the proceedings the Company's legal counsel is unable to express an opinion as to the probable outcome of this action. The parties have agreed to a non-binding mediation of the claims, which is schedule to occur in June, 2000. If the Company is unsuccessful in its defense of this lawsuit, it could be forced to increase the amount of and accelerate capital expenditures on certain of its existing Krystal restaurants.

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



Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant during the first quarter of 2000.



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

Dated: 5/16/2000         /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                        (Vice President and Chief Financial
                         and Accounting Officer)