Form 10-Q
period 2000-07-02
KRYSTAL COMPANY
filed 2000-08-11
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended July 2, 2000

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For transition period from            to
                                      ---------     --------
                       Commission file number  333-40933
                       -------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                        62-0264140
                 ---------                        ----------
    (State or other jurisdiction of      (IRS Employer identification
 incorporation or organization)             Number)

              One Union Square, Chattanooga, TN   37402
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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 11, 2000.









                          THE KRYSTAL COMPANY
                           -------------------
                              July 2, 2000
                              ------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of July 2, 2000 and January 2, 2000, and (2) their change in shareholder's equity for the six months ending July 2, 2000 and (3) the results of their operations and their cash flows for the six months ended July 2, 2000 and July 4, 1999 and (4) the results of their operations for the three months ended July 2, 2000 and July 4, 1999 have been included. The results of operations for the interim period ended July 2, 2000 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 are contained in this 10-Q. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, including such problems at the Company's vendors, counterparties and customers, and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended January 2, 2000.





PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                    (In thousands) (Unaudited)

                                             July 2,      January 2,
                                              2000           2000
                                            ---------     ----------
ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $  5,269       $  5,302
   Receivables, net                             1,190          1,382
   Inventories                                  1,839          2,099
   Deferred income taxes                        2,843          2,843
   Prepayments and other                          823          1,090
                                             --------       --------
     Total current assets                      11,964         12,716
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       129,093        117,492
                                             --------       --------
LEASED PROPERTIES, net                         10,645         10,518
                                             --------       --------
OTHER ASSETS:
   Prepaid pension asset                        8,251          8,144
   Deferred financing cost, net                 3,498          3,754
   Goodwill, net                               44,433         45,432
   Other                                        1,307            455
                                             --------       --------
     Total other assets                        57,489         57,785
                                             --------       --------
       TOTAL ASSETS                          $209,191       $198,511
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.















                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                    (In thousands) (Unaudited)
                                              July 2,     January 2,
                                               2000          2000
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------   ----------
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  9,141       $  7,482
   Accrued liabilities                         21,117         24,110
   Outstanding checks in excess of
     bank balance                                 859          3,701
   Current portion of long-term debt              133             53
   Current portion of capital
     lease obligations                          1,821          1,745
                                             --------       --------
     Total current liabilities                 33,071         37,091
                                             --------       --------

LONG-TERM DEBT, excluding current portion     119,046        102,623
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              9,660          9,467
                                             --------       --------
DEFERRED INCOME TAXES                          10,869          9,828
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,270          1,152
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at July 2, 2000,
     and at January 2, 2000                    35,000         35,000
   Retained earnings                              275          3,350
                                             --------       --------
     Total shareholder's equity                35,275         38,350
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $209,191       $198,511
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.













                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)

                                          For the Three         For the Six
                                          Months Ended          Months Ended
                                        ------------------   ------------------
                                        July 2,   July 4,   July 2,   July 4,
                                          2000      1999      2000      1999
                                        -------   --------  -------   --------

REVENUES:
  Restaurant sales                     $66,439   $64,747   $128,094   $127,995
  Franchise fees                           260       110        325        110
  Royalty revenue                        1,250     1,098      2,316      2,141
  Other revenue                          1,814     1,403      3,393      2,759
                                       -------   -------   --------   --------
                                        69,763    67,358    134,128    133,005
                                       -------   -------   --------   --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales              55,489    52,504    109,882    104,108
  Depreciation and amortization
    expenses                             3,676     3,263      7,333      6,438
  General and administrative
    expenses                             6,410     6,967     13,019     13,359
  Other expenses, net                    1,191       832      2,274      1,626
                                       -------   -------   --------   --------
                                        66,766    63,566    132,508    125,531
                                       -------   -------   --------   --------
OPERATING INCOME                         2,997     3,792      1,620      7,474

INTEREST EXPENSE, net                   (3,003)   (2,606)    (5,934)   ( 5,151)
                                       -------   -------   --------   --------
INCOME (LOSS) BEFORE (PROVISION FOR)
  BENEFIT FROM INCOME TAXES             (    6)    1,186     (4,314)     2,323

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                          (  175)   (  673)     1,239    ( 1,335)
                                       -------   -------   --------   --------
NET INCOME (LOSS)                     $ (  181)  $   513   $ (3,075)  $    988
                                       =======   =======   ========   ========

  See accompanying notes to consolidated condensed financial statements.













             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE SIX MONTHS ENDED
                  ------------------------
                       July 2, 2000
                       ------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, January 2, 2000             $35,000    $ 3,350

  Net loss                               -      ( 3,075)

                                     -------    -------
BALANCE, July 2, 2000                $35,000    $   275
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.































                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                               For The Six Months Ended
                                              ---------------------------
                                                 July 2,        July 4,
                                                  2000           1999
                                              ------------    -----------

OPERATING ACTIVITIES:
  Net income (loss)                             $(3,075)        $   988
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities-
    Depreciation and amortization                  7,333          6,438
    Change in deferred taxes                       1,041        (   357)
  Changes in operating assets and
    liabilities:
    Receivables, net                                 192          1,106
    Inventories                                      260             99
    Prepayments and other                            267        ( 1,632)
    Accounts payable                               1,659        ( 1,386)
    Outstanding checks in excess of
      bank balance                               ( 2,842)           -
    Income taxes payable                             -              888
    Accrued liabilities                          ( 2,993)           842
    Other, net                                   (   510)           458
                                                 --------       --------
      Net cash provided by
        operating activities                       1,332          7,444
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (21,300)       ( 8,458)
    Proceeds from sale of property,
      buildings, and equipment                     4,296          2,192
                                                 --------       --------
      Net cash used in investing activities      (17,004)       ( 6,266)
                                                 --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowing                       17,000             90
    Repayments of long-term debt                 (   497)       (    31)
    Principal payments of
      capital lease obligations                  (   864)       (   246)
                                                 --------       --------
     Net cash provided by (used in)
        financing activities                      15,639        (   187)
                                                 --------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                          (    33)           991

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           $ 5,302        $ 9,012
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 5,269        $10,003
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 6,237        $ 5,348
                                                 =======        =======
     Income taxes                                $   670        $ 1,896
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


Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,910,000 and deferred financing costs of $5,734,000 at July 2, 2000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended July 2, 2000 was $499,300 and $181,400, respectively and for the three months ended July 4, 1999 was $499,300 and $205,500, respectively. Amortization expense for goodwill and deferred financing costs for the six months ended July 2, 2000 was $998,500 and $386,900, respectively and for the six months ended July 4, 1999 was $998,500 and $411,000, respectively. Accumulated amortization of goodwill at July 2, 2000 and July 4, 1999 was $5,477,000 and $3,480,000, respectively. Accumulated amortization of deferred financing costs at July 2, 2000 and July 4, 1999 was $2,236,500 and $1,438,500, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At July 2, 2000, there were 127 franchise or licensed restaurants and at July 4, 1999, there were 113 franchised or licensed restaurants.

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

2.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The senior notes described in Note 3 are guaranteed by each of the Company's subsidiaries. The subsidiary guarantors are wholly owned and the guarantees are full, unconditional, joint and several obligations of each of the subsidiary guarantors. Summarized financial information for the subsidiary guarantors is set forth below. Separate financial statements for the subsidiary guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential. There are no restrictions on the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% Senior Subordinated
Notes:

                                  July 2,             January 2,
                                   2000                  2000
                                ---------              ----------
                                         (in thousands)
Balance Sheet Data:
  Current assets                  $  572                 $  470
  Noncurrent assets               $4,893                 $3,475
  Current liabilities             $  531                 $  985
  Non current liabilities         $1,951                 $  138


                                         For the Six Months Ended
                                         ------------------------
                                          July 2,         July 4,
                                           2000            1999
                                        --------        --------
                                              (in thousands)
Income Statement Data:
  Net sales                              $3,393           $2,759
  Gross profit                           $  912           $  944
  Income before provision for Federal
    and state income taxes               $  585           $  735
  Net income                             $  362           $  456


3.  INDEBTEDNESS

Revolving Credit Agreement:

The Company has in place a credit facility with a bank for $25 million
(the "Credit Facility") which matures in May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 3.5%) that is determined by certain financial covenants. The weighted average interest rate on borrowings under the Credit Facility at July 2, 2000 was 9.4%. Availability under the Credit Facility as of
July 2, 2000 is $5.6 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of July 2, 2000, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

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

4.  CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff's counsel have tentatively agreed to a settlement of this lawsuit. The Company's legal counsel and plaintiff's counsel are in the process of negotiating the proposed settlement agreement, which must also be submitted to the federal district court for approval. Under the terms of the proposed settlement the Company will commit to renovate the restrooms in its restaurants that are not handicap accessible in exchange for the dismissal of the lawsuit.

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






Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                        For the Three          For the Six
                                         Months Ended          Months Ended
                                     ------------------    --------------------
                                      July 2,   July 4,     July 2,     July 4,
                                       2000      1999        2000        1999
                                     --------  --------    ---------  ---------

SYSTEMWIDE RESTAURANT SALES          $ 92,053   $87,045     $175,576   $170,758
    Percent change                      5.75%                  2.82%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                   260       244          260        244

  Restaurant sales                    $66,439   $64,747     $128,094   $127,995
    Percent change                      2.61%                  0.08%

  Percent change in
    same restaurant sales             ( 3.25%)    9.05%      ( 4.82%)     9.50%

  Transactions per day                    620       687          617        687
    Percent change                    ( 9.75%)               (10.19%)

  Average check                       $  4.60   $  4.29     $   4.49   $   4.23
    Percent change                      7.23%                  6.15%


Selected components are --
  Cost of restaurant sales            $55,489   $52,504     $109,882   $104,108
    As a percent of restaurant sales   83.51%    81.09%       85.77%     81.33%

  Food and paper cost                 $21,771   $19,988     $ 41,580   $ 39,345
    As a percent of restaurant sales   32.77%    30.87%       32.46%     30.74%

  Direct labor                        $15,445   $15,057     $ 31,455   $ 29,576
    As a percent of restaurant sales   23.25%    23.26%       24.56%     23.11%

  Other labor costs                   $ 5,006   $ 4,880     $ 10,281   $  9,934
    As a percent of restaurant sales    7.54%     7.54%        8.03%      7.76%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                   127       113          127        113

  Restaurant sales                    $25,615   $22,298     $ 47,482   $ 42,763
    Percent change                     14.88%                 11.04%

  Percent change in same
    restaurant sales                    0.51%    10.21%       (0.86%)    10.03%

  Transactions per day                    483       496          467        485
    Percent change                     (2.62%)                (3.71%)

  Average check                       $  4.71   $  4.45     $   4.61   $   4.38
    Percent change                      5.84%                  5.25%







       Comparison of the Three Months Ended July 2, 2000
       -------------------------------------------------
            to the Three Months Ended July 4, 1999
            --------------------------------------


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

Cash operating profit for the three months ended July 2, 2000 decreased $382,000 to $6.7 million (9.6% of revenues) compared to $7.1 million (10.5% of revenues) for the three months ended July 4, 1999. The decrease in cash operating profit was primarily attributable to a decrease in same restaurant sales and to an increase in the wholesale cost of food and paper and was offset in part by general and administrative expenses.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the three months ended July 2, 2000 increased 5.75% to $92.1 million compared to $87.0 million for the same period last year.

Total Company revenues increased 3.6% to $69.8 million in the three months ended July 2, 2000 compared to $67.4 million in the same period last year. The $2.4 million increase was comprised of a $1.7 million increase in restaurant sales, $302,000 increase in royalty and franchise revenue and a $411,000 increase in other revenue from the Company's aviation subsidiary. The increase in restaurant sales was due primarily to new restaurant openings partially offset by a decrease in same store sales. The Company operated 260 restaurants at July 2, 2000 compared to 244 restaurants at July 4, 1999.

Company-owned same restaurant sales decreased 3.3% compared to the same period in 1999. The decrease was primarily due to a decrease in transaction counts offset in part by an increase in average check amounts. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 9.75% to 620 in the three months ended July 2, 2000 compared to 687 in the same period in 1999. The decrease in transaction counts was attributable to heavy discounting by competitors, which adversely affected customer traffic in the Company's restaurants, and the continuing impact of the Company's 8 and 12 hamburger sackful offerings, which serve multiple customers through a single transaction.

The average customer check for Company-owned restaurants for the three months ended July 2, 2000 was $4.60 compared to $4.29 for the three months ended July 4, 1999, an increase of 7.2%. The increase in average customer check was due primarily to selected product price increases of approximately 5.0% implemented in the first and second quarters of 2000.

The Company's franchisees opened eight franchised restaurants in the three months ended July 2, 2000 and three in the three months ended July 4, 1999. The franchise system operated 127 restaurants at July 2, 2000 compared to 113 at July 4, 1999. Franchise fee income was $260,000 in the three months ended July 2, 2000 and $110,000 in the three months ended July 4, 1999. Royalty revenue increased 13.84% to $1.3 million in the three months ended July 2, 2000 from $1.1 million in the three months ended July 4, 1999. This increase resulted primarily from a 14.9% increase in franchise restaurant sales.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.8 million for the three months ended July 2, 2000 compared to $1.4 million for the three months ended July 4, 1999, a 29.3% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the three months ended July 2, 2000 compared to the three months ended July 4, 1999.

Cost of restaurant sales was $55.5 million for the three months ended
July 2, 2000 compared to $52.5 million for the three months ended
July 4, 1999. Food and paper costs as a percent of restaurant sales increased to 32.77% in the three months ended July 2, 2000 from 30.87% in the three months ended July 4, 1999. The increase in food and paper costs as a percent of restaurant sales resulted primarily from commodity price increases for beef and pork, in addition to an increase in sales of the Company's new Chicken Wing offering. This new offering has a lower gross margin but, because of its higher sales price, contributes more profit than many of the Company's other offerings.

Depreciation and amortization expenses increased $413,000, or 12.7%, to $3.7 million in the three months ended July 2, 2000 versus same period last year. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $557,000, or 8.0%, to $6.4 million in the three months ended July 2, 2000 versus same period last year. The decrease in general and administrative expenses resulted primarily from tighter expense controls and a decrease in group insurance and pension cost.

Other expenses increased $359,000, or 43.14%, to $1.2 million in the three months ended July 2, 2000 versus same period last year. This increase resulted primarily from an increase in the wholesale cost of jet fuel purchased by the Company's Aviation Subsidiary in the three months ended July 2, 2000 compared to the same period in 1999.

Interest expense, net of interest income, increased $397,000 to $3.0 million in the three months ended July 2, 2000 from $2.6 million in the three months ended July 4, 1999. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance resulting from a increasing rate environment.

The Company's provision for income taxes decreased $498,000, to $175,000 from $673,000 in the three months ended July 4, 1999. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


         Comparison of the Six Months Ended July 2, 2000
         -----------------------------------------------
              to the Six Months Ended July 4, 1999
              ------------------------------------


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

Cash operating profit for the six months ended July 2, 2000 decreased $4.9 million to $9.0 million (6.7% of revenues) compared to $13.9 million (10.5% of revenues) for the six months ended July 4, 1999. The 35.6% decrease in cash operating profit was primarily attributable to a decrease in restaurant sales and to a temporary increase in labor in the first quarter and continuing higher food and paper costs.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal system (Company and Franchise combined) restaurant sales for the six months ended July 2, 2000 increased 2.8% to $175.6 million compared to $170.8 million for the six months ended July 4, 1999.

Total Company revenues increased 0.8% to $134.1 million in the six months ended July 2, 2000 compared to $133.0 million in the six months ended
July 4, 1999. Of the $1.1 million increase, $390,000 was attributable to an increase in royalty and franchise revenue and a $634,000 increase in other revenue from the Company's aviation subsidiary. The Company had 260 restaurants open at July 2, 2000 compared to 244 restaurants open at July 4, 1999.

Company-owned same restaurant sales for the six months ended July 2, 2000 were $118.8 million compared to $124.8 million for the six months ended
July 4, 1999, a decrease of 4.85%. The decrease in same restaurant sales resulted primarily from a decrease in transaction counts offset in part by an increase in the amount of the average customer check. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 10.2% to 617 in the six months ended July 2, 2000 compared to 687 in the same period of 1999. The decrease in transaction counts resulted in part from a reduction in customer traffic and in part from increased sales of the Company's Sackful offerings (sacks of eight and twelve Krystal hamburgers) which tend to feed multiple customers through a single transaction. The customer traffic decrease was primarily a reflection of the high comparable traffic for the same period in 1999 and heavy discounting by competitors in the second quarter. The high traffic in 1999 was due to introductions of the Company's Krystal Chik and Sackful menu items which were accompanied by heavy promotional efforts. During the product introduction phase for the Krystal Chik and Sackful offerings, same restaurant sales increased significantly, before stabilizing at slightly lower levels in subsequent fiscal periods.

The average customer check for Company-owned restaurants for the six months ended July 2, 2000 was $4.49 compared to $4.23 for the six months ended
July 4, 1999, an increase of 6.2%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering and to maintaining product price increases of approximately 3.8% implemented in the first half of 2000 versus the same period of 1999. During the six months ended July 2, 2000, sales of Sackfuls accounted for $18.2 million or 14.2% of restaurant sales compared to $15.4 million, or 12.0% of restaurant sales, for the six months ended
July 4, 1999.

The Company's franchisees opened ten franchised restaurants in the six months ended July 2, 2000 and three in the six months ended July 4, 1999.
The franchise system operated 127 restaurants at July 2, 2000 compared to 113 at July 4, 1999. Franchise fee income was $325,000 in the six months ended July 2, 2000 compared to $110,000 in the six months ended July 4, 1999. Royalty revenue increased 8.2% to $2.3 million in the six months ended
July 2, 2000 from $2.1 million in the six months ended July 4, 1999. This increase was primarily due to a 11.0% increase in franchise restaurant sales and was partially offset by a decrease in royalties from grocery channel sales of frozen Krystals of $29,900. Royalties from the grocery channel sales of frozen Krystals were $97,200 in the six months ended July 2, 2000 compared to $127,100 in the same period of 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $3.4 million for the six months ended July 2, 2000 compared to $2.8 million for the six months ended July 4, 1999, a 23.0% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the six months ended
July 2, 2000 compared to the six months ended July 4, 1999.

Cost of restaurant sales was $109.9 million for the six months ended
July 2, 2000 compared to $104.1 million for the six months ended
July 4, 1999. The increase in cost of restaurant sales resulted primarily from an increase in the cost of food sold and increased labor costs. Food and paper costs as a percent of restaurant sales increased to 32.46% in the six months ended July 2, 2000 from 30.74% in the six months ended July 4, 1999. The increase in food and paper costs as a percent of restaurant sales resulted in part from increases in the price of beef, pork and to a lesser extent, increases in the prices for bread products. Direct labor costs as a percent of restaurant sales increased to 24.56% in the six months ended July 2, 2000 from 23.11% in the six months ended July 4, 1999. The increase in direct labor costs as a percentage of restaurant sales resulted from an increase in the average pay rate of the Company's hourly restaurant employees in the first quarter and reduced labor efficiency caused by lower same store sales. Temporary labor inefficiencies were compounded by incremental labor incurred during the first quarter in conjunction with field level training related to the Company's new Restaurant Information System. Other labor costs as a percent of restaurant sales increased to 8.03% in the six months ended July 2, 2000 from 7.75% in the six months ended July 4, 1999. The increase in other labor costs as a percent of restaurant sales resulted from higher labor rates.

Depreciation and amortization expenses increased $895,000, or 13.9%, to $7.3 million in the six months ended July 2, 2000 compared to $6.4 million in the six months ended July 4, 1999. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $340,000, or 2.6%, to $13.0 million in the six months ended July 2, 2000 compared to $13.4 million in the six months ended July 4, 1999. The decrease in general and administrative expenses resulted primarily from management's more efficient utilization of personnel and systems.

Other expenses increased $648,000, or 39.85%, to $2.3 million in the six months ended July 2, 2000 compared to $1.6 million in the six months ended July 4, 1999. These expenses are costs incurred in operating the Aviation subsidiary. This increase resulted primarily from an increase in jet fuel costs in the six months ended July 2, 2000 compared to the same period in 1999.

Interest expense, net of interest income, increased $783,000 to $5.9 million in the six months ended July 2, 2000 from $5.1 million in the six months ended July 4, 1999. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance.

The Company's provision for income taxes decreased $2.5 million, to a tax benefit of $1.2 million in the six months ended July 2, 2000 as compared to a tax provision of $1.3 million for the six months ended July 4, 1999. The effective income tax rate was 28.7% for the six months ended July 2, 2000 as compared to 57.5% for the six months ended July 4, 1999. The effective tax rate in the prior year exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.



                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $21.1 million at July 2, 2000, compared to a working capital deficit of $24.4 million at January 2, 2000.

Capital expenditures totaled approximately $21.3 million in the six months ended July 2, 2000 as compared to $8.5 million in the six months ended
July 4, 1999. Included in the capital expenditures for the six months ended July 2, 2000 is approximately $5.1 million related to properties the Company expects to sell through sales and leaseback transactions within the next six months. The Company opened twelve new restaurants during the six months ended July 2, 2000 and opened four during the six months ended
July 4, 1999. Management estimates that capital expenditures will be approximately $4.2 million during the remainder of 2000. Capital expenditures for the remainder of the current year are expected to include the the acquisition of land for restaurants to open in 2001, the refurbishment of certain restaurants, ongoing capital improvements, the conversion of restaurant computer systems and the construction of a new, pre-leased hangar at the Aviation subsidiary.

In December, 1998, the Company obtained a sales and leaseback commitment with a firm for up to $6.0 million of properties which were to be developed and operated as Company-owned Krystal restaurants. In September, 1999, this commitment was increased to $9.0 million. As of July 2, 2000, seven restaurants have been developed using $6.2 million of this commitment. The remaining balance on this commitment has expired and will not be used. In August 2000, the Company obtained a new $14 million sale and leaseback commitment from the same firm. The new commitment expires in August 2000. The primary term of leases under this arrangement is 18 years, with two successive five year renewal options.

At July 2, 2000, the Company had available cash of approximately $5.3 million, receivables of $1.2 million, and $5.6 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

Item 4.    Submission of Matters to a Vote of Security Holders

By written consent of its sole shareholders, Port Royal Holdings, Inc., dated April 12, 2000, the following persons were elected to the Board of Directors of the Company: Philip H. Sanford, James F. Exum, Jr., W. A. Bryan Patten, Richard
C. Patton, Benjamin R. Probasco, A. Alexander Taylor II and Andrew G. Cope.

PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff's counsel have tentatively agreed to a settlement of this lawsuit. The Company's legal counsel and plaintiff's counsel are in the process of negotiating the proposed settlement agreement, which must also be submitted to the federal district court for approval. Under the terms of the proposed settlement the Company will commit to renovate the restrooms in its restaurants that are not handicap accessible in exchange for the dismissal of the lawsuit.

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


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the second quarter of 2000.