Form 10-Q
period 2000-10-01
KRYSTAL COMPANY
filed 2000-11-07
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended October 1, 2000

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For transition period from            to
                                      ---------     --------
                       Commission file number  0-20040
                       ---------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                        62-0264140
                 ---------                        ----------
    (State or other jurisdiction of      (IRS Employer identification
 incorporation or organization)             Number)

              One Union Square, Chattanooga, TN   37402
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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 11, 2000.






                          THE KRYSTAL COMPANY
                          -------------------
                            October 1, 2000
                            ---------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of October 1, 2000 and January 2, 2000, and (2) their change in shareholder's equity for the nine months ending October 1, 2000 and (3) the results of their operations and their cash flows for the nine months ended October 1, 2000 and October 3, 1999 and (4) the results of their operations for the three months ended October 1, 2000 and October 3, 1999 have been included. The results of operations for the interim period ended
October 1, 2000 are not necessarily indicative of the results for the full year.

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





PART I. FINANCIAL INFORMATION
        -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                    (In thousands) (Unaudited)

                                           October 1,     January 2,
                                              2000           2000
                                            ---------     ----------
ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $  5,670       $  5,302
   Receivables, net                             1,332          1,382
   Inventories                                  1,868          2,099
   Deferred income taxes                        2,843          2,843
   Prepayments and other                          771          1,090
                                             --------       --------
     Total current assets                      12,484         12,716
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       125,036        117,492
                                             --------       --------
LEASED PROPERTIES, net                         11,868         10,518
                                             --------       --------
OTHER ASSETS:
   Goodwill, net                               43,286         45,432
   Prepaid pension asset                        8,304          8,144
   Deferred financing cost, net                 3,374          3,754
   Other                                        1,684            455
                                             --------       --------
     Total other assets                        56,648         57,785
                                             --------       --------
       TOTAL ASSETS                          $206,036       $198,511
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.







                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                    (In thousands) (Unaudited)
                                            October 1,     January 2,
                                               2000          2000
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------   ----------
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  7,424       $  7,482
   Accrued liabilities                         22,236         24,110
   Outstanding checks in excess of
     bank balance                                 -            3,701
   Current portion of long-term debt              129             53
   Current portion of capital
     lease obligations                          1,926          1,745
                                             --------       --------
     Total current liabilities                 31,715         37,091
                                             --------       --------

LONG-TERM DEBT, excluding current portion     117,997        102,623
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                             10,855          9,467
                                             --------       --------
DEFERRED INCOME TAXES                           9,550          9,828
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,292          1,152
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at October 1, 2000,
     and at January 2, 2000                    35,000         35,000
   Retained earnings (deficit)                 (  373)         3,350
                                             --------       --------
     Total shareholder's equity                34,627         38,350
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $206,036       $198,511
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.




                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                          (In thousands)(Unaudited)

                                          For the Three         For the Nine
                                          Months Ended          Months Ended
                                        ------------------   ------------------
                                         Oct. 1,   Oct. 3,   Oct. 1,   Oct.3,
                                          2000      1999      2000      1999
                                        -------   --------  -------   --------

REVENUES:
  Restaurant sales                     $63,802   $64,938   $191,896   $192,933
  Franchise fees                           303        83        628        193
  Royalty revenue                        1,301     1,120      3,617      3,261
  Other revenue                          1,780     1,419      5,173      4,178
                                       -------   -------   --------   --------
                                        67,186    67,560    201,314    200,565
                                       -------   -------   --------   --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales              53,266    53,956    163,148    158,064
  Depreciation and amortization
    expenses                             3,684     3,553     11,017      9,991
  General and administrative
    expenses                             6,842     5,818     19,861     19,177
  Other expenses, net                    1,202       897      3,476      2,523
                                       -------   -------   --------   --------
                                        64,994    64,224    197,502    189,755
                                       -------   -------   --------   --------
OPERATING INCOME                         2,192     3,336      3,812     10,810

GAIN ON SALE OF ASSET                      199       -          199        -

INTEREST EXPENSE, net                   (3,151)   (2,546)    (9,085)    (7,697)
                                       -------   -------   --------   --------
INCOME (LOSS) BEFORE (PROVISION FOR)
  BENEFIT FROM INCOME TAXES             (  760)      790     (5,074)     3,113

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             112    (  517)     1,351    ( 1,852)
                                       -------   -------   --------   --------
NET INCOME (LOSS)                     $ (  648)  $   273   $ (3,723)  $  1,261
                                       =======   =======   ========   ========

  See accompanying notes to consolidated condensed financial statements.






             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE NINE MONTHS ENDED
                  -------------------------
                       October 1, 2000
                       ---------------
                       (In thousands)
                        (Unaudited)

                                               Retained
                                     Common    Earnings
                                      Stock    (Deficit)
                                    --------   --------

BALANCE, January 2, 2000             $35,000    $ 3,350

  Net loss                               -       (3,723)

                                     -------    -------
BALANCE, October 1, 2000             $35,000    $(  373)
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.









                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                               For The Nine Months Ended
                                              ---------------------------
                                               October 1,      October 3,
                                                  2000           1999
                                              ------------    -----------

OPERATING ACTIVITIES:
  Net income (loss)                              $(3,723)       $ 1,261
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities-
    Depreciation and amortization                 11,017          9,991
    Change in deferred taxes                      (  278)       (    61)
    Gain on sale of asset                         (  199)           -
  Changes in operating assets and
    liabilities:
    Receivables, net                                  50          1,255
    Inventories                                      231             65
    Prepayments and other                            319        (   222)
    Accounts payable                             (    58)       ( 1,393)
    Outstanding checks in excess of
      bank balance                               ( 3,701)           -
    Income taxes payable                             -              504
    Accrued liabilities                          ( 1,874)       ( 2,412)
    Other, net                                        75        (   356)
                                                 --------       --------
      Net cash provided by
        operating activities                       1,859          8,632
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              (24,590)       (20,032)
    Proceeds from sale of property,
      buildings, and equipment                     8,962          3,438
                                                 --------       --------
      Net cash used in investing activities      (15,628)       (16,594)
                                                 --------       --------
FINANCING ACTIVITIES:
    Proceeds from borrowing                       19,000          4,190
    Repayments of long-term debt                 ( 3,550)       (    49)
    Principal payments of
      capital lease obligations                  ( 1,313)       (   395)
                                                 --------       --------
     Net cash provided by
        financing activities                      14,137          3,746
                                                 --------       --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                              368         (4,216)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                           $ 5,302        $ 9,012
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $ 5,670        $ 4,796
                                                 ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 6,989        $10,757
                                                 ========       ========
     Income taxes                                $   694        $ 2,477
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

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and Aviation (hereinafter referred to collectively as the "Company"). All significant intercompany balances and transactions have been eliminated.

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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,258,000 and deferred financing costs of $5,764,000 at October 1, 2000. Intangibles are amortized on a straight-line basis over 10 to 25 years. Amortization expense for goodwill and deferred financing costs for the three months ended October 1, 2000 was $494,300 and $135,000, respectively and for the three months ended October 3, 1999 was $499,300 and $205,500, respectively. Amortization expense for goodwill and deferred financing costs for the nine months ended October 1, 2000 was $1,493,000 and $521,700, respectively and for the nine months ended October 3, 1999 was $1,498,000 and $617,000, respectively. Accumulated amortization of goodwill at October 1, 2000 and October 3, 1999 was $5,971,000 and $3,979,000, respectively. Accumulated amortization of deferred financing costs at October 1, 2000 and October 3, 1999 was $2,371,200 and $1,644,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At October 1, 2000, there were 133 franchise or licensed restaurants and at October 3, 1999, there were 112 franchised or licensed restaurants.

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

The following table presents summarized financial information for subsidiary guarantors in connection with all of the Company's 10.25% Senior Subordinated
Notes:

                                October 1,             January 2,
                                   2000                  2000
                                ---------              ----------
                                         (in thousands)
Balance Sheet Data:
  Current assets                  $  807                 $  470
  Noncurrent assets               $4,984                 $3,475
  Current liabilities             $  654                 $  985
  Non current liabilities         $1,947                 $  138


                                         For the Nine Months Ended
                                         -------------------------
                                        October 1,      October 3,
                                           2000            1999
                                        ---------       ---------
                                              (in thousands)
Income Statement Data:
  Net sales                              $5,173           $4,178
  Gross profit                           $1,387           $1,359
  Income before provision for federal
    and state income taxes               $  829           $1,036
  Net income                             $  513           $  642


3.  INDEBTEDNESS

Revolving Credit Agreement:

The Company has in place a credit facility with a bank for $25 million
(the "Credit Facility") which matures in May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 3.5%) that is determined by certain financial covenants. The weighted average interest rate on borrowings under the Credit Facility at October 1, 2000 was 9.63%. Availability under the Credit Facility as of October 1, 2000 was $6.6 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of October 1, 2000, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

Senior Notes:

In September, 1997, the Company issued $100 million in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition of the Company by Port Royal.

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





Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

The following table reflects certain key operating statistics which impact the Company's financial results:


                             KEY OPERATING STATISTICS
                    (Dollars in thousands except average check)

                                        For the Three          For the Nine
                                         Months Ended          Months Ended
                                     ------------------    --------------------
                                      Oct. 1,   Oct. 3,     Oct. 1,     Oct. 3,
                                       2000      1999        2000        1999
                                     --------  --------    ---------  ---------

RESTAURANT SALES
  Company owned                       $63,802   $64,938     $191,896   $192,933
  Franchised                           26,763    22,832       74,245     65,595
                                      -------   -------     --------   --------
SYSTEMWIDE RESTAURANT SALES           $90,565   $87,770     $266,141   $258,528
    Percent change                       3.2%                   3.0%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                   255       248          255        248

  Restaurant sales                    $63,802   $64,938     $191,896   $192,933
    Percent change                     ( 1.8%)                ( 0.5%)

  Percent change in
    same restaurant sales              ( 5.1%)    (0.5%)      ( 4.9%)      6.0%

  Transactions per day                    597       670          610        681
    Percent change                     (10.9%)                (10.4%)

  Average check                       $  4.58   $  4.34     $   4.52   $   4.27
    Percent change                       5.5%                   5.9%

Selected components are --
  Cost of restaurant sales            $53,266   $53,956     $163,148   $158,064
    As a percent of restaurant sales    83.5%     83.1%        85.0%      81.9%

  Food and paper cost                 $20,521   $20,473     $ 62,101   $ 59,818
    As a percent of restaurant sales    32.2%     31.5%        32.4%      31.0%

  Direct labor                        $15,078   $15,690     $ 46,533   $ 45,266
    As a percent of restaurant sales    23.6%     24.2%        24.3%      23.5%

  Other labor costs                   $ 4,835   $ 4,951     $ 15,116   $ 14,885
    As a percent of restaurant sales     7.6%      7.6%         7.9%       7.7%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                   133       112          133        112

  Restaurant sales                    $26,763   $22,832     $ 74,245   $ 65,595
    Percent change                      17.2%                  13.2%

  Percent change in same
    restaurant sales                    (5.0%)     4.2%        (2.4%)      9.2%

  Transactions per day                    470       493          468        488
    Percent change                      (4.7%)                 (4.1%)

  Average check                       $  4.77   $  4.50     $   4.66   $   4.42
    Percent change                       6.0%                   5.4%






       Comparison of the Three Months Ended October 1, 2000
       ----------------------------------------------------
            to the Three Months Ended October 3, 1999
            -----------------------------------------


                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit (net income before interest, taxes, depreciation and amortization, and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

Cash operating profit for the three months ended October 1, 2000 decreased $1.0 million to $5.9 million (8.7% of revenues) compared to $6.9 million (10.2% of revenues) for the three months ended October 3, 1999. The decrease in cash operating profit was primarily attributable to a decrease in same restaurant sales, an increase in the wholesale cost of food and paper and an increase in general and administrative expenses.




                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $63.8 million for company-owned and $26.8 million for franchised units, for the three months ended October 1, 2000 increased 3.2% to $90.6 million compared to $87.8 million for the same period last year.

Total Company revenues decreased 0.6% to $67.2 million in the three months ended October 1, 2000 compared to $67.6 million in the same period last year. The $0.4 million decrease was comprised of a $1.1 million decrease in restaurant sales, $401,000 increase in royalty and franchise revenue and a $361,000 increase in other revenue from the Company's aviation subsidiary. The decrease in restaurant sales was due to a decrease in same store sales. The Company operated 255 restaurants at October 1, 2000 compared to 248 restaurants at October 3, 1999.

Company-owned same restaurant sales decreased 5.1% compared to the same period in 1999. The decrease was primarily due to a decrease in transaction counts offset in part by an increase in average check amounts. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 11.0% to 597 in the three months ended
October 1, 2000 compared to 671 in the same period in 1999. The decrease in transaction counts was primarily attributable to heavy discounting by competitors, which adversely affected customer traffic in the Company's restaurants.

The average customer check for Company-owned restaurants for the three months ended October 1, 2000 was $4.58 compared to $4.34 for the three months ended October 3, 1999, an increase of 5.5%. The increase in average customer check was due primarily to selected product price increases of approximately 5.0% implemented in the first and second quarters of 2000.

The Company's franchisees opened eleven franchised restaurants in the three months ended October 1, 2000 compared to one in the three months ended October 3, 1999. The franchise system operated 133 restaurants at October 1, 2000 compared to 112 at October 3, 1999. Franchise fee income was $303,000 in the three months ended October 1, 2000 compare to $83,000 in the three months ended October 3, 1999. Royalty revenue increased 16.2% to $1.3 million in the three months ended October 1, 2000 from $1.1 million in the three months ended October 3, 1999. This increase resulted primarily from a 17.2% increase in franchise restaurant sales.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.8 million for the three months ended October 1, 2000 compared to $1.4 million for the three months ended October 3, 1999, a 25.4% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the three months ended October 1, 2000 compared to the three months ended October 3, 1999.

Cost of restaurant sales was $53.3 million for the three months ended
October 1, 2000 compared to $54.0 million for the three months ended
October 3, 1999. Food and paper costs as a percent of restaurant sales increased to 32.2% in the three months ended October 1, 2000 from 31.5% in the three months ended October 3, 1999. The increase in food and paper costs as a percent of restaurant sales resulted primarily from an increase in sales of the Company's new Chicken Wing offering in addition to a commodity price increase for pork. The new Chicken Wing offering has a lower gross margin but, because of its higher sales price, contributes more profit than many of the Company's other offerings.

Depreciation and amortization expenses increased $131,000, or 3.7%, to $3.7 million in the three months ended October 1, 2000 versus the same period last year. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses increased $1.0 million, or 17.6%, to $6.8 million in the three months ended October 1, 2000 versus same period last year. The increase in general and administrative expenses resulted primarily from expenses related to the newly created franchise operation's department and franchise advertising which supports the Company's franchise system growth.

Other expenses increased $305,000, or 34.0%, to $1.2 million in the three months ended October 1, 2000 versus the same period last year. This increase resulted primarily from an increase in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the three months ended October 1, 2000 compared to the same period in 1999.

The Company reported a gain on sale of assets of $199,000 for the three months ended October 1, 2000 compared to none for the three months ended October 3, 1999. The gain resulted from the sale of four restaurants to a franchisee.

Interest expense, net of interest income, increased $605,000 to $3.2 million in the three months ended October 1, 2000 from $2.5 million in the three months ended October 3, 1999. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance resulting from a higher average interest rate during the period.

The Company's provision for income taxes decreased $629,000, to a $112,000 tax benefit from $517,000 in the three months ended October 3, 1999. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.





         Comparison of the Nine Months Ended October 1, 2000
         ---------------------------------------------------
              to the Nine Months Ended October 3, 1999
              ----------------------------------------


                            CASH OPERATING PROFIT
                            ---------------------

Cash operating profit (net income before interest, taxes, depreciation and amortization, and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

Cash operating profit for the nine months ended October 1, 2000 decreased $6.0 million to $14.8 million (7.4% of revenues) compared to $20.8 million (10.4% of revenues) for the nine months ended October 3, 1999. The 28.7% decrease in cash operating profit was primarily attributable to a decrease in restaurant sales and to a temporary increase in labor in the first quarter and continuing higher food and paper costs.


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $191.9 million for company-owned and $74.2 million for franchised units, for the nine months ended October 1, 2000 increased 3.0% to $266.1 million compared to $258.5 million for the same period last year.

Total Company revenues increased 0.4% to $201.3 million in the nine months ended October 1, 2000 compared to $200.6 million in the nine months ended October 3, 1999. The $0.7 million increase was comprised of a $1.0 million decrease in restaurant sales, a $791,000 increase in royalty and franchise revenue and a $995,000 increase in other revenue from the Company's aviation subsidiary. The Company had 255 restaurants open at October 1, 2000 compared to 248 restaurants open at October 3, 1999.

Company-owned same restaurant sales for the nine months ended October 1, 2000 were $177.5 million compared to $186.6 million for the nine months ended October 3, 1999, a decrease of 4.9%. The decrease in same restaurant sales resulted primarily from a decrease in transaction counts offset in part by an increase in the amount of the average customer check. Transaction counts per restaurant day, which represent a count of orders taken rather than actual customers served, decreased 10.4% to 610 in the nine months ended October 1, 2000 compared to 681 in the same period of 1999. The decrease in transaction counts resulted in part from a reduction in customer traffic and in part from increased sales of the Company's Sackful offerings (sacks of eight and twelve Krystal hamburgers) which tend to feed multiple customers through a single transaction. The customer traffic decrease was primarily a reflection of the high comparable traffic for the same period in 1999 and heavy discounting by competitors in the second and third quarters. The high traffic in 1999 was due to introductions of the Company's Krystal Chik and Sackful menu items which were accompanied by heavy promotional efforts. During the product introduction phase for the Krystal Chik and Sackful offerings, same restaurant sales increased significantly, before stabilizing at slightly lower levels in subsequent fiscal periods.

The average customer check for Company-owned restaurants for the nine months ended October 1, 2000 was $4.52 compared to $4.27 for the nine months ended October 3, 1999, an increase of 5.9%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering and to maintaining product price increases of approximately 4.4% implemented in the first three quarters of 2000 versus the same period of 1999. During the nine months ended October 1, 2000, sales of Sackfuls accounted for $26.0 million or 13.5% of restaurant sales compared to $24.1 million, or 12.5% of restaurant sales, for the nine months ended
October 3, 1999.

The Company's franchisees opened 21 franchised restaurants in the nine months ended October 1, 2000 compared to four in the nine months ended October
3, 1999. The franchise system operated 133 restaurants at October 1, 2000 compared to 112 at October 3, 1999. Franchise fee income was $628,000 in the nine months ended October 1, 2000 compared to $193,000 in the nine months ended October 3, 1999. Royalty revenue increased 10.9% to $3.6 million in the nine months ended October 1, 2000 from $3.3 million in the nine months ended October 3, 1999. This increase was primarily due to a 13.2% increase in franchise restaurant sales and was partially offset by a decrease in royalties from grocery channel sales of frozen Krystals of $20,600. Royalties from the grocery channel sales of frozen Krystals were $153,300 in the nine months ended October 1, 2000 compared to $173,900 in the same period of 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $5.2 million for the nine months ended October 1, 2000 compared to $4.2 million for the nine months ended October 3, 1999, a 23.8% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the nine months ended
October 1, 2000 compared to the nine months ended October 3, 1999.

Cost of restaurant sales was $163.1 million for the nine months ended
October 1, 2000 compared to $158.1 million for the nine months ended
October 3, 1999. The increase in cost of restaurant sales resulted primarily from an increase in the cost of food sold and increased labor costs. Food and paper costs as a percent of restaurant sales increased to 32.4% in the nine months ended October 1, 2000 from 31.0% in the nine months ended October 3, 1999. The increase in food and paper costs as a percent of restaurant sales resulted in part from increases in the price of beef, pork and to a lesser extent, increases in the prices for bread products. Direct labor costs as a percent of restaurant sales increased to 24.3% in the nine months ended October 1, 2000 from 23.5% in the nine months ended October 3, 1999. The increase in direct labor costs as a percentage of restaurant sales resulted from an increase in the average pay rate of the Company's hourly restaurant employees in the first quarter and reduced labor efficiency caused by lower same store sales. Temporary labor inefficiencies were compounded by incremental labor incurred during the first quarter in conjunction with field level training related to the Company's new Restaurant Information System. Other labor costs as a percent of restaurant sales increased to 7.9% in the nine months ended October 1, 2000 from 7.7% in the nine months ended
October 3, 1999. The increase in other labor costs as a percent of restaurant sales resulted from higher labor rates.

Depreciation and amortization expenses increased $1.0 million, or 10.3%, to $11.0 million in the nine months ended October 1, 2000 compared to $10.0 million in the nine months ended October 3, 1999. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses increased $684,000, or 3.6%, to $19.9 million in the nine months ended October 1, 2000 compared to $19.2 million in the nine months ended October 3, 1999. The increase in general and administrative expenses resulted primarily from management's increased emphasis in the newly created franchise operations department and franchise advertising which supports the Company's franchise system growth.

Other expenses increased $953,000, or 37.8%, to $3.5 million in the nine months ended October 1, 2000 compared to $2.5 million in the nine months ended October 3, 1999. These expenses are costs incurred in operating the Aviation subsidiary. This increase resulted primarily from an increase in jet fuel costs in the nine months ended October 1, 2000 compared to the same period in 1999.

The Company reported a gain on sale of assets of $199,000 for the nine months ended October 1, 2000 compared to none for the nine months ended October 3, 1999. The gain resulted from the sale of four restaurants to a franchisee.

Interest expense, net of interest income, increased $1.4 million to $9.1 million in the nine months ended October 1, 2000 from $7.7 million in the nine months ended October 3, 1999. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to corporate debt maintenance.

The Company's provision for income taxes decreased $3.2 million, to a tax benefit of $1.3 million in the nine months ended October 1, 2000 compared to a tax provision of $1.9 million for the nine months ended October 3, 1999. The effective income tax rate was 26.6% for the nine months ended October 1, 2000 as compared to 59.5% for the nine months ended October 3, 1999. The effective tax rate in the prior year exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $19.2 million at October 1, 2000, compared to a working capital deficit of $24.4 million at January 2, 2000.

Capital expenditures totaled approximately $24.6 million in the nine months ended October 1, 2000 as compared to $20.0 million in the nine months ended October 3, 1999. Included in the capital expenditures for the nine months ended October 1, 2000 is approximately $4.3 million related to properties the Company expects to sell through sales and leaseback transactions within the next six months. The Company opened twelve new restaurants during the nine months ended October 1, 2000 and opened eight during the nine months ended October 3, 1999. Management estimates that capital expenditures will be approximately $2.2 million during the remainder of 2000. Capital expenditures for the remainder of the current year are expected to include the the acquisition of land for restaurants to open in 2001, the refurbishment of certain restaurants, ongoing capital improvements, the conversion of restaurant computer systems and the construction of a new, pre-leased hangar at the Aviation subsidiary.

In December, 1998, the Company obtained a sales and leaseback commitment with a firm for up to $6.0 million of properties which were to be developed and operated as Company-owned Krystal restaurants. In September, 1999, this commitment was increased to $9.0 million. As of October 1, 2000, seven restaurants have been developed using $6.2 million of this commitment.
The remaining balance of this commitment has expired and will not be used. In August 2000, the Company obtained a new $14 million sale and leaseback commitment from the same firm, of which $2.8 million was used to complete sale and leaseback transactions in the quarter ended October 1, 2000. The new commitment expires in August 2001. The primary term of leases under this arrangement is 18 years, with two successive five year renewal options.

At October 1, 2000, the Company had available cash of approximately $5.7 million, receivables of $1.3 million, and $6.6 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


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


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Exhibit-27 Financial Data Schedule is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the third quarter of 2000.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: 11/7/00          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)