Form 10-K
period 2000-12-31
KRYSTAL COMPANY
filed 2001-03-15
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 31, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 15, 2001.

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

The Company's centerpiece of growth was its namesake, the KRYSTAL, a small, square hamburger with steamed-in flavor served hot and fresh off the grill. As competition in the restaurant industry increased in the late 1980's, the Company firmly maintained its market niche by emphasizing the unique KRYSTAL. Krystal restaurants have continued to emphasize the KRYSTAL and have built their customer base around this and other items such as "Krystal Chili," "Chili Pups," "Corn Pups," the "Sunriser," a specialty breakfast sandwich, the "Krystal Chik," a specialty chicken sandwich and the "Country Breakfast."

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

(B) Financial Information about Industry Segments

See Part II, Item 7 Results of Operations.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the quick service restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
December 31, 2000, the Company operated 251 units (246 KRYSTAL restaurants and 5 KRYSTAL KWIK restaurants) in eight states in the southeastern United States. Franchisees operated 139 units (68 KRYSTAL restaurants, 27 KRYSTAL KWIK restaurants and 44 KRYSTAL restaurants in non-traditional locations) as of December 31, 2000.

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

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, "Krystal Chiks", french fries, "Chili Pups",
"Corn Pups", "Krystal Chili", milk shakes, frozen beverages, soft drinks and hot beverages, pies and breakfast items including the "Sunriser" and the "Country Breakfast" during certain morning hours. Most KRYSTAL KWIK restaurants feature essentially the same menu as Krystal restaurants except breakfast offerings. From time to time the Company test markets new products or introduces new products as limited time offers.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 2000, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 2000, the Company's average number of employees was approximately 8,210.

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


Item 2.  Properties

See Notes 4 and 9 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff have reached a tentative settlement of this lawsuit and have requested the court's preliminary approval of the settlement. Under the proposed class action settlement, the Company will agree to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period. To become effective, the proposed settlement must receive final approval by the court after notice to putative class members and a final hearing is held. If the settlement is not approved, and the Company is unsuccessful in the defense of the lawsuit, it could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

The Company is a party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2000.

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


Item 6.  Selected Financial Data

The following tables present (i) selected historical data of the Company prior to the Acquisition ("Pre-Merger Company") as of and for the year ended
December 29, 1996, and as of and for the nine month period ended September 28, 1997, and (ii) selected historical data of the Company after the Acquisition ("Post-Merger Company") as of and for the three month period ended
December 28, 1997, and the years ended January 3, 1999, January 2, 2000 and December 31, 2000. The selected historical financial data as of and for the year ended December 29, 1996, and as of and for the nine month period ended September 28, 1997 have been derived from the audited financial statements of the Pre-Merger Company. The selected historical financial data as of and for the three month period ended December 28, 1997, and the years ended January 3, 1999, January 2, 2000 and December 31, 2000 have been derived from the audited financial statements of the Post-Merger Company. The financial data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".


                                  Post-Merger                 Post-Merger   Pre-Merger
                                    Company                     Company      Company
                           -------------------------   Combined --------  ---------------
                           Fiscal   Fiscal     Fiscal   Twelve    Three     Nine    Fiscal
                            Year     Year       Year    Months    Months    Months  Year
                           Ended     Ended     Ended    Ended     Ended     Ended   Ended
                                             (53 weeks)
                           --------- -------- ------- ---------  -------------------------
                           Dec. 31,  Jan. 2,   Jan. 3,  Dec. 28, Dec. 28,  Sep. 28, Dec. 29,
                            2000      2000      1999      1997     1997     1997     1996
                           --------- -------- ------- ---------  -------------------------
                                            (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales         $253,967  $256,384  $248,152 $240,255 $ 61,440  $178,815 $236,470
  Franchise fees                901       499       333      349      130       219      349
  Royalties                   4,927     4,380     3,775    3,060      828     2,232    2,778
  Other                       6,924     5,755     5,188    4,759    1,290     3,469    4,671
                            ----------------------------------------------------------------
                            266,719   267,018   257,448  248,423   63,688   184,735  244,268
                            ----------------------------------------------------------------

Cost and expenses           261,423   251,575   244,821  240,134   61,424   178,710  240,342
                            ----------------------------------------------------------------
Operating income(loss)        5,296    15,443    12,627    8,289    2,264     6,025    3,926
                            ================================================================
Income (loss) before
  extraordinary item       $ (5,311) $  2,544  $  1,345 $  1,126 $  ( 539) $  1,665  $(2,422)
                            ================================================================


Balance Sheet Data:
  Working capital(deficit) $(21,680) $(24,375) $(11,065)$ (8,886)$ (8,886) $ (4,760) $19,592
  Property owned and
   leased, net              134,634   128,010   102,289  102,860  102,860    90,034   92,826
  Total assets              203,201   198,511   179,488  190,121  190,121   119,130  143,870
  Long term debt, net of
    current portion         113,992   102,623   100,136  112,174  112,174    34,573    3,090
  Long term debt subject
    to compromise             -         -         -        -         -        -       36,000
  Capital lease obligations,
    net of current portion   10,341     9,467     2,806    2,029    2,029     2,077    2,278





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated audited financial statements of the Company (including the notes thereto) contained elsewhere in this report.


Cash operating profit --

Cash operating profit (net income or loss before interest, taxes, depreciation, amortization and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles. Cash operating profit may not be comparable to similarly titled measures reported by other companies.

Cash operating profit for the fiscal year ended December 31, 2000 was $19.9 million compared to $28.7 million for the year ended January 2, 2000, a decrease of 30.7%. This decrease in cash operating profit was primarily attributable to a decrease in same store restaurant sales, an increase in the cost of food, paper, labor and general and administrative expenses as a percentage of restaurant sales, offset somewhat by an increase in average check.

The following table reflects certain key operating statistics which impact the Company's financial results:



                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)


                                            Fiscal           Fiscal          Fiscal
                                             Year             Year            Year
                                             Ended            Ended           Ended
                                           --------         --------        --------

                                           December 31,      January 2,    January 3,
                                             2000              2000          1999
                                                                           (53 weeks)
                                            --------          --------       --------

RESTAURANT SALES:
  Company owned                             $253,967       $256,384        $248,152
  Franchise                                  101,618         88,594          80,492
                                            --------       --------        --------
SYSTEMWIDE RESTAURANT SALES                 $355,585       $344,978        $328,644
  Percent change                               3.07%          4.97%           6.86%
   Percent change adjusted for $6.7
   million of sales in 53rd week in
   fiscal year 1998                            3.07%          7.15%           4.69%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          251            250             241

  Restaurant Sales                          $253,967       $256,384        $248,152
    Percent change                            (0.94%)         3.32%           3.29%
     Percent change adjusted for $5.1
     million of sales in 53rd week in
     fiscal year 1998                         (0.94%)         5.47%           1.18%

  Percent change in same restaurant sales     (4.41%)         1.70%           4.07%
   Percent change adjusted for $5.0
   million of same restaurant sales
   in 53rd week in fiscal year 1998           (4.41%)         3.84%           1.95%

    Transaction count per day                    606            676             692
    Percent change                           (10.36%)        (2.31%)          1.01%

  Average check                             $   4.55       $   4.28        $   3.96
    Percent change                             6.31%          8.08%           2.59%

Selected components are --

Cost of restaurant sales                    $215,835       $210,767        $204,630
    As a percent of restaurant sales          85.00%         82.21%          82.46%

  Food and paper cost                       $ 81,413       $ 80,203        $ 76,582
    As a percent of restaurant sales          32.06%         31.28%          30.86%

  Direct labor                              $ 61,336       $ 61,395        $ 58,537
    As a percent of restaurant sales          24.15%         23.95%          23.59%

  Other labor costs                         $ 19,885       $ 19,646        $ 19,334
    As a percent of restaurant sales           7.84%          7.66%           7.79%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          139            118             110

  Restaurant Sales                          $101,618       $ 88,594        $ 80,492
    Percent change                            14.70%         10.07%          19.61%
    Percent change adjusted for $1.6
     million of sales in 53rd week
     for fiscal year 1998                     14.70%         12.41%          17.11%

  Percent change in same restaurant sales     (2.60%)         5.50%           3.17%
    Percent change adjusted for $1.4
     million of sales in 53rd week for
     fiscal year 1998                         (2.60%)         7.62%           0.09%

  Transaction count per day                      468            490             487
    Percent change                            (4.49%)         0.62%          (0.81%)

  Average check                             $   4.71       $   4.44        $   4.17
    Percent change                             6.08%          6.47%           2.21%




Consolidated Results of Operations --

(Dollars in thousands)


                                   Fiscal        Fiscal        Fiscal
                                    Year          Year          Year
                                   Ended         Ended         Ended
                                -----------   ---------     ----------
                                  Dec. 31,      Jan. 2,       Jan. 3,
                                    2000         2000          1999
                                                             (53 weeks)
                                -----------   ---------     ----------
Revenues:
  Restaurant sales                $253,967      $256,384      $248,152
  Franchise fees                       901           499           333
  Royalties                          4,927         4,380         3,775
  Other                              6,924         5,755         5,188
                                  --------      --------      --------
                                   266,719       267,018       257,448
                                  --------      --------      --------
Cost and Expenses:
  Cost of restaurant sales         215,835       210,767       204,630
  Depreciation and
    amortization expense            14,571        13,235        12,045
  General and administrative
    expenses                        26,586        24,030        24,876
  Other expenses, net                4,431         3,543         3,270
                                  --------      --------      --------
                                   261,423       251,575       244,821
                                  --------      --------      --------
Operating income                     5,296        15,443        12,627
Gain on settlement on deferred
  compensation obligations            --            --           1,805
Gain on sale of investments           --           1,349          --
Gain on sale of assets                 624          --            --
Interest expense, net              (12,941)      (11,230)      (11,341)
                                  --------      --------      --------
Income (loss) before provision
  for (benefit from) income
  taxes                            ( 7,021)        5,562         3,091
Provision for (benefit from)
  income taxes                     ( 1,710)        3,018         1,746
                                  --------      --------      --------
Net income (loss)                $ ( 5,311)     $  2,544      $  1,345
                                  ========      ========      ========





The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.


                                       Fiscal      Fiscal      Fiscal
                                        Year        Year        Year
                                        Ended       Ended       Ended
                                      --------    --------    --------
                                       Dec. 31,    Jan. 2,      Jan. 3,
                                         2000       2000         1999
                                      --------    --------    --------
Revenues:
  Restaurant sales                       95.2%       96.0%       96.4%
  Franchise fees                          0.3         0.2         0.1
  Royalties                               1.9         1.6         1.5
  Other                                   2.6         2.2         2.0
                                       -------     ------      ------
                                        100.0       100.0       100.0
                                       -------     ------      ------
Costs and expenses:
  Cost of restaurant sales               80.9        78.9        79.5
  Depreciation and amortization           5.5         5.0         4.7
  General and administrative
    expenses                             10.0         9.0         9.6
  Other expenses, net                     1.7         1.3         1.2
                                       -------     ------      ------
                                         98.1        94.2        95.0
                                       -------     ------      ------
Operating income                          1.9         5.8         5.0
Gain on settlement of deferred
  compensation obligation                  -           -          0.7
Gain on sale of assets                    0.2         0.5          -
Interest expense:
  Contractual rate interest, net       (  4.8)       (4.2)       (4.5)
                                       -------     ------      ------
Income (loss) before provision
   for (benefit from) income taxes     (  2.7)        2.1         1.2
Provision for (benefit from)
  income taxes                         (  0.7)        1.1         0.7
                                       -------     ------      ------
Net income (loss)                      (  2.0%)       1.0%        0.5%
                                       =======     ======      ======



General --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 31, 2000 and January 2, 2000 were 52 week fiscal year ends but the fiscal year ended January 3, 1999 was a 53 week fiscal year end.

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants increased from 250 at the end of 1999 to 251 at the end of 2000. Royalties and franchise fees from franchisees have been a small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants grew by 17.8% in 2000 from 118 at the end of 1999 to 139 at the end of 2000. The Company expects its franchisees to develop up to 50 new restaurants during fiscal 2001. The Company also operates through its wholly owned aviation subsidiary a fixed based aircraft hangar operation in Chattanooga, Tennessee. Revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

The Company expects to open three new Company-owned restaurants in fiscal 2001. Management estimates that approximately $2.4 million will be required to finance the Company's cost of constructing these restaurants. Funds required to finance the Company's restaurant expansion program are expected to be provided by cash flow from operations, available cash of approximately $5.0 million at December 31, 2000, and availability under its revolving credit facility and sale and leaseback commitments.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions. Other expenses relate primarily to Krystal Aviation.




Comparison of the Fiscal Year Ended December 31, 2000
   to the Fiscal Year Ended January 2, 2000

Total Krystal system (Company and Franchise combined) restaurant sales for the fiscal year ended December 31, 2000 ("fiscal 2000") were $355.6 million compared to $345.0 million for the twelve months ended January 2, 2000
("fiscal 1999"), a 3.1% increase. Total Company revenues decreased 0.1% to $266.7 million for fiscal 2000 compared to $267.0 million for fiscal 1999.
Of this $.3 million decrease, restaurant sales accounted for a $2.4 million decrease, franchise fees increased $0.4 million, royalties increased
$0.5 million, and the Company's aviation subsidiary revenues increased $1.2 million. Company-owned average same restaurant sales per week for fiscal 2000 were $19,269 compared to $20,157 for fiscal 1999, a decrease of 4.4%. The per unit weekly sales decrease can be attributed to several factors, including heavy discounting by competitors and a decrease in transaction counts which was partially offset by an increase in the average customer check. The Company had 251 restaurants open at the end of fiscal 2000 compared to 250 at the end of fiscal 1999.

The average customer check for Company-owned restaurants (both full size and Kwik) in fiscal 2000 was $4.55 as compared to $4.28 in fiscal 1999, an increase of 6.3%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering and to maintaining product price increases of approximately 4.5% implemented in the first three quarters of fiscal 2000. Transaction counts per restaurant day decreased to 606 in fiscal 2000 compared to 676 in fiscal 1999, a decrease of 10.4%.

Franchise fees were $901,000 in fiscal 2000 compared to $499,000 for fiscal 1999, an 80.6% increase. The franchise system had 139 restaurants open at the end of fiscal 2000 compared to 118 at the end of fiscal 1999. The increase in franchise fees was primarily due to the increased number of franchised stores opened in fiscal 2000 versus 1999. Royalties increased 12.5% to $4.9 million in fiscal 2000 from $4.4 million in fiscal 1999.
The increase in royalties was primarily due to a 17.7% increase in franchise restaurants offset by a 2.7% decrease in franchise same restaurant sales in fiscal 2000 compared to fiscal 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $6.9 million in fiscal 2000 compared to $5.8 million in fiscal 1999.

Cost of restaurant sales was $215.8 million in fiscal 2000 compared to $210.8 million in fiscal 1999. Cost of restaurant sales as a percentage of restaurant sales increased to 80.9% in fiscal 2000 from 78.9% in fiscal 1999. This increase was primarily the result of the increased cost of food and paper and increased labor costs. Total food and paper costs were $81.4 million in fiscal 2000 as compared to $80.2 million in fiscal 1999. Food and paper costs as a percentage of restaurant sales increased to 32.1% in fiscal 2000 compared to 31.3% in fiscal 1999. This increase was primarily attributable to decreased efficiency due to lower sales combined with increases in the price of beef and pork. Direct labor cost was $61.3 million in fiscal 2000 versus $61.4 million in fiscal 1999. Direct labor cost as a percentage of restaurant sales was 24.2% for fiscal 2000 and 24.0% for fiscal 1999. This increase resulted primarily from reduced labor efficiency caused by lower same store sales. Other labor cost, which includes restaurant General Managers' and Assistant Managers' labor cost, was $19.9 million in fiscal 2000 compared to $19.6 million in fiscal 1999. Other labor as a percentage of restaurant sales was 7.8% in fiscal 2000 versus 7.7% in fiscal 1999.

Depreciation and amortization expenses were $14.6 million in fiscal 2000 as compared to $13.2 million in fiscal 1999. This increase was primarily due to capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment, and opening new restaurants.

General and administrative expenses increased $2.6 million, approximately 10.6%, to $26.6 million in fiscal 2000 versus $24.0 million in fiscal 1999. The increase in general and administrative expenses resulted primarily from Management's increased emphasis in the newly created franchise development and operations departments and franchise advertising which supports the Company's growing franchise system, and the related recruiting and relocation expenses associated with these new hires.

The Company reported a gain on sale of assets of $624,000 in fiscal 2000 related to the sale of Company owned restaurants to franchisees.

Interest expense, net of interest income, for fiscal 2000 increased $1.7 million to $12.9 million from $11.2 million in fiscal 1999. This increase resulted from an increase in capitalized leases, an increase in short term borrowings, and higher costs related to corporate debt maintenance.

The benefit from income taxes in fiscal 2000 was $1.7 million compared to a provision of $3.0 million for fiscal 1999. The effective income tax rate for fiscal years 2000 and 1999 was less than the statutory income tax rate primarily as a result of the non-deductible portion of amortization expense associated with Acquisition-related goodwill.



Comparison of the Fiscal Year Ended January 2, 2000
   to the Fiscal Year Ended January 3, 1999

The following discussion compares a 52 week period of operations ended January 2, 2000 ("fiscal 1999") to a 53 week period ended January 3, 1999 ("fiscal 1998").


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

Cost of restaurant sales was $210.8 million in the year ended January 2, 2000 compared to $204.6 million in the year ended January 3, 1999. The increase in cost resulted primarily from an increase in the volume of food sold. Food and paper costs as a percent of restaurant sales increased to 31.28% in the year ended January 2, 2000 from 30.86% in the year ended January 3, 1999. The increase in food and paper costs as a percent of restaurant sales resulted from increases in beef prices, the purchase of higher quality pork items and from increased sales volume of the new Krystal Chik, which has a higher percent of food costs relative to its sales price than most of the Company's other menu items. Direct labor costs as a percent of restaurant sales increased to 23.95% in the year ended January 2, 2000 from 23.59% in the year ended
January 3, 1999. The increase in direct labor costs as a percentage of restaurant sales resulted from a 5.9% increase in the average pay rate of the Company's hourly restaurant employee, offset by operating leverage achieved through higher same store sales volumes and more efficient labor utilization. Other labor costs as a percent of restaurant sales decreased to 7.66% in the year ended January 2, 2000 from 7.79% in the year ended January 3, 1999. The decrease in other labor costs as a percent of restaurant sales resulted from higher same store restaurant sales and more efficient labor utilization.
Other labor, which includes restaurant General Managers' and Assistant Managers' labor cost, is affected primarily by the number of operating restaurants rather than sales volumes, and therefore tends to drop as a percentage of restaurant sales when same store revenues increase.

Depreciation and amortization expenses increased $1.2 million, or 9.9%, to $13.2 million in the year ended January 2, 2000 compared to the year ended January 3, 1999. The increase resulted primarily from capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment, opening new restaurants and the installation of new restaurant computer systems.

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

Interest expense, net of interest income, decreased $100,000 to $11.2 million in the year ended January 2, 2000 from $11.3 million in the year ended January 3, 1999. The decrease resulted from a decrease in average debt of approximately $1.1 million during the year ended January 2, 2000 as compared to the year ended January 3, 1999.

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

Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $22.5 million at December 31, 2000, compared to a working capital deficit of $24.4 million at January 2, 2000.

Capital expenditures, net of proceeds received from sales and leaseback transactions, totaled approximately $22.1 million for the 12 months of fiscal 2000, compared to $28.1 million in fiscal 1999. Approximately $13.5 million is expected for capital expenditures during 2001. Expected capital expenditures include three new restaurants to open in fiscal 2001, acquiring land for future restaurant development, refurbishing of certain restaurants and on-going capital improvements. The Company owns approximately 53.8% of its restaurant locations and leases the remainder.

In August 2000, the Company obtained a sale and leaseback commitment from a firm for up to $14.0 million of properties to be developed by the Company. This commitment expires in August 2001. The primary term of leases under this arrangement is 18 years, with two successive five year renewal options.

At December 31, 2000, the Company had existing cash balances of $5.0 million and an unused credit line of $10.6 million. The Company expects these funds, funds from operations and sale and leaseback financing through third party lenders will be sufficient to meet its operating requirements and capital expenditures through 2001.

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

Recent Accounting Pronouncements--

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") is effective January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not currently hold any derivative financial instruments.

Forward looking statements --

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees and the impact of governmental regulations. The Company cautions that such factors are not exclusive.
Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law.


Item 7a. Quantitative and qualitative disclosures about market risks

Not applicable


Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)





                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Krystal Company:


We have audited the accompanying consolidated balance sheets of The Krystal Company (a Tennessee corporation) and Subsidiary as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Krystal Company and Subsidiary as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 12, 2001





                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)

                                           December 31,    January 2,
                                               2000          2000
                                           -----------    -----------
                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments             $  4,979      $  5,302
   Receivables, net                              1,952         1,382
   Inventories                                   1,992         2,099
   Deferred income taxes                         2,785         2,843
   Prepayments and other                           802         1,090
                                              --------       -------
     Total current assets                       12,510        12,716
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $29,156
  at December 31, 2000 and $22,586 at
  January 2, 2000                              123,311       117,492
                                              --------       -------
LEASED PROPERTIES, net of accumulated
   amortization of $3,206 at December 31, 2000
   and $1,027 at January 2, 2000                11,323        10,518
                                              --------       -------
OTHER ASSETS:
   Goodwill, net                                42,794        45,432
   Prepaid pension asset                         8,358         8,144
   Deferred financing costs, net                 3,278         3,754
   Other                                         1,627           455
                                              --------       -------
     Total other assets                         56,057        57,785
                                              --------       -------
                                              $203,201      $198,511
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.





                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)

                                          December 31,     January 2,
                                              2000           2000
                                           -----------    -----------

        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                           $  7,445      $  7,482
   Accrued liabilities                          21,918        24,110
   Outstanding checks in excess
     of bank balance                             2,745         3,701
   Current portion of long-term debt               120            53
   Current portion of capital
     lease obligations                           1,962         1,745
                                              --------      --------
     Total current liabilities                  34,190        37,091
                                              --------      --------
LONG-TERM DEBT, excluding current portion      113,992       102,623
                                              --------      --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              10,341         9,467
                                              --------      --------
DEFERRED INCOME TAXES                           10,279         9,828
                                              --------      --------
OTHER LONG-TERM LIABILITIES                      1,360         1,152
                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8,
   9 and 12)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at December 31, 2000
     and January 2, 2000                        35,000        35,000
   Retained earnings (deficit)                 ( 1,961)        3,350
                                              --------      --------
     Total shareholder's equity                 33,039        38,350
                                              --------      --------

                                              $203,201      $198,511
                                              ========      ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.







                       The Krystal Company and Subsidiary
                       ----------------------------------
                      Consolidated Statements of Operations
                      -------------------------------------
                            (Dollars in thousands)

                                   Fiscal Year    Fiscal Year    Fiscal Year
                                      Ended          Ended          Ended
                                   -----------    -----------    -----------
                                   December 31,    January 2,     January 3,
                                       2000          2000            1999
                                                                  (53 weeks)
                                   -----------    -----------    -----------
Revenues:
  Restaurant sales                   $253,967      $256,384       $248,152
  Franchise fees                          901           499            333
  Royalties                             4,927         4,380          3,775
  Other                                 6,924         5,755          5,188
                                     --------      --------       --------
                                      266,719       267,018        257,448
                                     --------      ---------      --------
Cost and Expenses:
  Cost of restaurant sales            215,835       210,767        204,630
  Depreciation and
    amortization expense               14,571        13,235         12,045
  General and administrative
    expenses                           26,586        24,030         24,876
  Other expenses, net                   4,431         3,543          3,270
                                     --------      --------       --------
                                      261,423       251,575        244,821
                                     --------      --------       --------
Operating income                        5,296        15,443         12,627
Gain on settlement of deferred
  compensation obligations               --            --            1,805
Gain on sale of investments              --           1,349           --
Gain on sale of assets                    624          --             --
Interest expense, net                 (12,941)      (11,230)       (11,341)
                                     --------      --------       --------
Income (loss) before provision
  for (benefit from) income
  taxes                               ( 7,021)        5,562          3,091
Provision for (benefit from)
  income taxes                        ( 1,710)        3,018          1,746
                                     --------      --------       --------
Net income (loss)                    $( 5,311)     $  2,544       $  1,345
                                     ========      ========       ========
The accompanying notes to consolidated financial statements are an integral part of these statements.






                 The Krystal Company and Subsidiary
                 ----------------------------------
           Consolidated Statements of Shareholder's Equity
           -----------------------------------------------
                        (Dollars in thousands)

                                                   Retained
                                      Common       Earnings
                                       Stock       (Deficit)
                                      ------       --------

BALANCE, December 28, 1997           $35,000       $  (539)

  Net income                                         1,345
                                     -------       -------
BALANCE, January 3, 1999              35,000           806
                                     -------       -------
  Net income                              --         2,544
                                     -------       -------
BALANCE, January 2, 2000              35,000         3,350
                                     -------       -------
  Net loss                                --        (5,311)
                                     -------       -------
BALANCE, December 31, 2000           $35,000       $(1,961)
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

                                           Fiscal       Fiscal       Fiscal
                                            Year         Year         Year
                                            Ended        Ended        Ended
                                        ----------     --------     --------
                                         December 31,  January 2,   January 3,
                                            2000          2000        1999
                                                                    (53 Weeks)
                                        ----------     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(5,311)      $ 2,544     $ 1,345
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities-
     Depreciation and amortization         14,571        13,235      12,045
     Deferred income taxes                    509        (1,907)      1,398
     Gain on sale of assets                (  624)          --          --
  Changes in operating assets and
   liabilities:
     Receivables, net                      (  570)          923        (828)
     Income tax receivable                    --           --         4,582
     Inventories                              107          (415)        557
     Prepayments and other                    288          (370)        110
     Outstanding checks in excess
       of bank balance                     (  956)        3,701         --
     Accounts payable                      (   37)        2,473      (1,810)
     Accrued liabilities                   (2,192)        1,857       2,104
     Other, net                             1,404        (1,091)      4,016
                                          -------       -------     -------
       Net cash provided by
         operating activities               7,189        20,950      23,519
                                          -------       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings
     and equipment                        (26,778)      (33,128)    (10,917)
   Proceeds from the sale and the
     sale/leaseback of property,
     buildings and equipment                9,621         6,645       1,978
   Payments received on net
     investment in direct
     financing leases                          --            58         247
                                          -------       -------     -------
       Net cash used in investing
         activities                       (17,157)      (26,425)     (8,692)
                                          -------       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under
     revolving credit facility              9,539         2,551     (11,113)
   Proceeds from issuance of
     long-term debt                         2,000          --          --
   Repayments of long-term debt              (103)          (66)        (53)
   Principal payments of capital
     lease obligations                     (1,791)         (720)       (156)
                                          -------       -------     -------
       Net cash provided by (used in)
         financing activities               9,645         1,765     (11,322)
                                          -------       -------     -------
NET INCREASE(DECREASE) IN CASH AND
 TEMPORARY INVESTMENTS                     (  323)       (3,710)      3,505

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                       5,302         9,012       5,507
                                          -------       -------     -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                           $ 4,979       $ 5,302     $ 9,012
                                          =======       =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts
      capitalized                         $12,353       $10,907     $11,260
                                          =======       =======     =======
    Income taxes                          $   715       $ 2,477     $   958
                                          =======       =======     =======
The accompanying notes to consolidated financial statements are an integral part of these statements.









                    THE KRYSTAL COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   MERGER WITH PORT ROYAL HOLDINGS INC.

On September 26, 1997, (effective September 29, 1997 for accounting purposes), pursuant to an Agreement and Plan of Merger by and among The Krystal
Company (the "Company"), Port Royal Holdings, Inc. ("Port Royal") and TKC Acquisition Corp. dated July 3, 1997, Port Royal acquired the Company for an aggregate purchase price of $112,009,000 (the "Acquisition"). As a result of the merger, each share of the Company's issued and outstanding stock prior to the merger was converted into the right to receive $14.50 cash, and the Company became a wholly-owned subsidiary of Port Royal.

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
                                                                 =========



2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

The Krystal Company ("Krystal") (a Tennessee corporation) is engaged primarily in the development, operation and franchising of quick-service restaurants in the Southeastern United States. Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation") operates a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues in each of the last three years were less than 3% of the Company's total revenues.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and Aviation (herein after referred to collectively as The "Company"). All significant intercompany balances and transactions have been eliminated.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 31, 2000 and January 2, 2000 were 52 week fiscal years and the year ended January 3, 1999 was a 53 week fiscal year.

Cash and Temporary Investments --

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

Leased Property--

The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operating leases.

Intangibles --

The consolidated balance sheet of the Company includes the allocation of purchase accounting goodwill of $49,258,000 (net of $662,000 written off in connection with the subsequent sale of certain assets) and deferred financing costs of $5,785,000. Goodwill is amortized over 25 years. Deferred financing costs are amortized over the life of the debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the Company's Credit Facility are being amortized through May 2003. Amortization expense for goodwill for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 was $1,985,000,
$1,997,000 and $1,999,000 respectively. Amortization expense for deferred financing cost for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 was $657,000, $823,000 and $823,000, respectively.
Accumulated amortization of goodwill at December 31, 2000 and January 2, 2000 was $6,464,000 and $4,478,000,respectively. Accumulated amortization of deferred financing costs at December 31, 2000 and January 2, 2000 was $2,507,000 and $1,850,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 31, 2000, there were 139 franchised or licensed restaurants of which 110 restaurants were operated under 28 multi-unit agreements. At January 2, 2000, there were 118 franchised or licensed restaurants of which 51 restaurants were operated under 18 multi-unit agreements.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 31, 2000 and January 2, 2000, total deferred franchise and license fees were approximately $898,000 and $458,000, respectively.

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

Recent Accounting Pronouncements--

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") is effective January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not currently hold any derivative financial instruments.

Reclassifications --

Certain reclassifications have been made to prior year financial statements to conform with the 2000 presentation.


3.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 31, 2000 and January 2, 2000, consisted of the following:

                                      December 31,       January 2,
                                         2000              2000
                                      -----------      -----------
                                             (In thousands)

         Land                         $  42,177        $  42,045
         Buildings and improvements      42,355           39,049
         Equipment                       48,583           40,480
         Leasehold improvements          16,125           12,645
         Construction in progress         3,227            5,859
                                      ---------        ---------
                                        152,467          140,078
         Accumulated depreciation
           and amortization             (29,156)         (22,586)
                                      ---------        ---------
                                      $ 123,311        $ 117,492
                                      =========        =========


4.   ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and January 2, 2000, consisted of the following:

                                         December 31,      January 2,
                                           2000              2000
                                        ------------      -----------
                                                (In thousands)

   Salaries, wages and benefits          $   5,200        $   7,199
   Workers' compensation                     4,241            3,233
   State sales taxes                         1,465            1,510
   Accrued interest                          2,643            2,692
   Deferred franchise advertising and fees   1,773            1,250
   Other                                     6,596            8,226
                                          --------         --------
                                         $  21,918        $  24,110
                                          ========         ========



5.   INDEBTEDNESS

Revolving Credit Agreement:

In September 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility, which was amended and restated in May 2000
(the "Credit Facility"). Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 1.0% to 3.5%) that is determined by certain financial covenants. At
December 31, 2000, the margin applicable to the Eurodollar interest rate was 3.00%. The weighted average interest rate for borrowings outstanding under the Credit Facility during 2000 was approximately 9.41%. Availability under the Credit Facility as of December 31, 2000 is $10.6 million which reflects $2.4 million in letters of credit primarily for the Company's workers' compensation plans. The Credit Facility matures May 2003.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of December 31, 2000, and for the year then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

Essentially all assets of the Company at December 31, 2000, are pledged as collateral on the Credit Facility. Additionally, the Credit Facility is guaranteed by Port Royal through a secured pledge of all the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

Senior Notes:

In September 1997, Port Royal issued $100,000,000 in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. Following the acquisition and merger, the Company became the obligor of the Notes. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition by Port Royal.

Long-term debt at December 31, 2000 and January 2, 2000, consisted of the following:

                                   December 31,     January 2,
                                      2000            2000
                                   -----------     -----------
                                          (In thousands)

    Revolving credit facility,
      due May 20, 2003              $ 12,000       $  2,461

    10.25% senior notes,
      due October 2007               100,000        100,000
    Other                              2,112            215
                                   ---------       --------
                                     114,112        102,676
    Less--
      Current maturities               ( 120)          ( 53)
                                   ---------       --------
                                    $113,992       $102,623
                                   =========       ========

Scheduled maturities of long-term debt at December 31, 2000, are as follows:

                                        (In thousands):

                         2001                 $    120
                         2002                      231
                         2003                   12,158
                         2004                      149
                         2005                      155
                         Thereafter            101,299

At December 31, 2000, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at December 31, 2000 was $58,000,000. The fair value was estimated based upon quoted market prices for the same or similar issues.



6.   BENEFIT PLANS

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

The status of the pension benefits and postretirement benefits as of December 31, 2000 and January 2, 2000 are as follows:

(Dollars in thousands)
                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 31, Jan. 2, |  Dec. 31,   Jan. 2,
                                      2000    2000   |    2000      2000
                                    -------  --------|  -------   -------
Change in benefit obligation --                      |
  Benefit obligation at beginning                    |
  of period                         $25,235  $28,582 |  $ 1,257   $1,017
  Service costs                       2,077    2,295 |       77       68
  Interest cost                       1,955    1,780 |      119       83
  Plan participants' contributions      --       --  |       34       51
  Actuarial loss (gain)                264    (5,202)|      365      282
  Benefits paid                     (2,296)   (2,220)|     (168)   ( 244)
                                    -------  ------- |  -------    ------
  Benefit obligation at                              |
      end of period                  27,235   25,235 |    1,684    1,257
                                    -------  ------- |  -------    ------
Change in plan assets --                             |
Fair value of plan assets at                         |
      beginning of period            38,986   34,918 |       --       --
  Actual return on plan assets        1,484    5,387 |       --       --
  Employer contributions                 --      --  |      134      193
  Plan participants' contributions      911      901 |       34       51
  Benefits paid                      (2,296)  (2,220)|     (168)   ( 244)
                                    -------  ------- |  -------   ------
  Fair value of plan assets at                       |
      end of period                  39,085   38,986 |       --       --
                                    -------  ------- |  -------   ------
                                                     |
Funded status                        11,850   13,751 |   (1,684)  (1,257)
                                                     |
  Unrecognized prior service cost    (2,347)  (2,581)|       --       --
  Unrecognized net loss (gain)       (1,146)  (3,026)|      652      327
                                    -------  ------- |  -------   ------
  Asset (liability) recognized                       |
    in the consolidated balance                      |
    sheets                          $ 8,358  $ 8,144 |  $(1,032)  $( 930)
                                    =======  ======= |  =======   ======
                                                     |
Weighted-average assumptions as                      |
   of the end of period --                           |
                                                     |
  Discount rate                       8.0%     8.0%  |    8.0%     7.0%
  Expected return on plan assets      9.0%     9.0%  |    n/a      n/a
  Rate of compensation increase       3.0%     3.0%  |    n/a      n/a

  For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2000 and assumed to remain constant thereafter.



Components of net periodic benefit cost --

                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 31, Jan. 2, |  Dec. 31,   Jan. 2,
                                      2000    2000   |    2000      2000
                                    -------  --------|  -------   -------

  Service cost                       $2,077  $ 2,295 |  $   77   $   68
  Interest cost                       1,955    1,780 |     119       83
  Expected return on plan assets     (3,431)  (3,064)|      --       --
  Net amortization and deferral         --        -- |      39       17
                                     ------   ------ |  ------    -----
                                     $  601   $1,011 |  $  235   $  168
                                     ======   ====== |  ======    =====

   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $  171       $  225

  Accumulated postretirement benefit obligation   1,525        1,865

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

During 1999, the insurer in which the Company had the life insurance policies demutualized forming a publicly traded company. Because the demutalization had an effective date prior to the Company's 1998 redemption of the CSV of the policies, the Company was a stockholder of record in the insurance company.
The Company elected to sell all of the shares it received in connection with the demutualization, and as a result realized a gain on sale of investments of $1,349,000. The gain is reflected as a sale of investments in the Consolidated Statements of Operations.


7.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:


                                 Fiscal    Fiscal     Fiscal
                                 Year      Year       Year
                                 Ended     Ended      Ended
                               ----------  ------    --------
                                 Dec. 31,  Jan. 2,    Jan. 3,
                                  2000      2000       1999
                                 ------    ------    --------
                                       (In thousands)
      Current tax provision
       (benefit):
         Federal                ($1,905)   $4,629    $  242
         State                  (   314)      296       106
                                  ------    ------    ------
                                ( 2,219)    4,925       348
      Deferred income taxes         509    (1,907)    1,398
                                  ------    ------    ------
      Provision for (benefit
         from) income taxes     ($1,710)   $3,018    $1,746
                                  ======    ======    ======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 31, 2000 and January 2, 2000, were as follows:

                                              Dec. 31,      Jan. 2,
                                                2000         2000
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Insurance reserves                          $ 1,611       $ 1,228
  Deferred franchise fees                         341           174
  Miscellaneous payables                          317           562
  Other                                           515           879
                                               ------        ------
      Current deferred tax asset              $ 2,785       $ 2,843
                                               ======        ======

Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Net operating loss carryforwards          $   659       $   844
    Tax credit carryforwards                    1,942         2,217
    Accrued postretirement benefit cost           392           396
    Other                                         517           349
                                              -------       -------
      Noncurrent deferred tax asset           $ 3,510       $ 3,806
                                              -------       -------
  Noncurrent deferred tax liability:
    Property, buildings and equipment        $(10,611)     $(10,552)
    Pension asset                             ( 3,176)      ( 3,082)
                                              -------       -------
      Noncurrent deferred tax liability       (13,787)      (13,634)
                                              -------       -------
      Noncurrent net deferred tax liability  $(10,279)     $( 9,828)
                                              =======       =======

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:

                                      Fiscal    Fiscal    Fiscal
                                      Year      Year      Year
                                      Ended     Ended     Ended
                                     -------   -------   -------
                                     Dec. 31,   Jan. 2,   Jan. 3,
                                      2000       2000      1999
                                     -------   -------    -------
                                            (In thousands)

   Computed "expected" tax
     provision (benefit)             ($2,387)  $1,892   $ 1,051
   Goodwill amortization                 634      639       639
   State income taxes (net of
     federal income tax effect)      (   207)     299       164
   Other, net                            250      188      (108)
                                       -----    -----     -----
   Reported tax provision (benefit)  ($1,710)  $3,018   $ 1,746
                                       =====    =====     =====



8.   LEASES

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

The future minimum lease payments under non-cancelable capital and operating leases (excluding real estate taxes, insurance and maintenance costs), together with the present value of such minimum lease payments as of December 31, 2000, are summarized as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
      Year                                           (In thousands)

      2001                                       $  2,840    $ 5,235
      2002                                          2,822      4,513
      2003                                          2,543      3,648
      2004                                          1,607      2,985
      2005                                          1,163      2,595
      Thereafter                                    5,715     12,425
                                                   ------    -------
      Total minimum lease payments                 16,690    $31,401
                                                             =======
      Less amount representing interest           ( 4,387)
                                                   ------
      Total obligations under capital leases       12,303
      Less current portion                        ( 1,962)
                                                   ------
      Long-term obligations under capital leases $ 10,341
                                                   ======

Rental expense under operating leases was $5,423,000, $4,940,000 and $5,158,000 for the periods ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

Rental expense includes contingent rentals of $130,000, $162,000, and $150,000, for the periods ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the minimum future rentals on operating leases/subleases as of December 31, 2000:

                                          Operating
                                            Leases
                                          ---------
          Year                         (In thousands)

          2001                             $ 1,468
          2002                                 833
          2003                                 366
          2004                                 163
          2005                                 163
          Thereafter                         1,929
                                            ------
          Total minimum lease
            payments to be received        $ 4,922
                                            ======


Rental income under operating leases was $1,553,000, $1,234,000 and $1,006,000 for the periods ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively, and is included in other expenses in the accompanying consolidated income statements.

9.   CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff have reached a tentative settlement of this lawsuit and have requested the court's preliminary approval of the settlement. Under the proposed class action settlement, the Company will agree to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period. To become effective, the proposed settlement must receive final approval by the court after notice to putative class members and a final hearing is held. If the settlement is not approved, and the Company is unsuccessful in the defense of the lawsuit, it could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

The Company is a party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.


10.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee Stock Options Plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc., authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007, or upon a change of control of the Company. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999.
No options became vested under the acceleration provisions in 2000. No options were granted or exercised in 1999 or 2000.

The Company accounts for its stock-based compensation plans under APB No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense has been recognized as all employee stock options have been granted with an exercise price equal to the estimated fair value of Port Royal common stock on the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has adopted the disclosure requirements as detailed below.

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of the grant using the minimum value option pricing model because there is no established fair market value of the Company's stock as it is not available on the open market. The following weighted average assumptions were used for fiscal year 1998 grants: expected dividend yield of 0%, a risk-free interest rate of 5.49% and expected life of 10 years.
Using these assumptions, the fair value of the employee stock options granted in 1998 is $1,303,000, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) would have adjusted to the pro forma amounts indicated below:

                                                2000     1999     1998
                                               ------   ------   ------
              Net Income (loss)(in thousands):
                  As reported                 $(5,311)  $2,544    $1,345
                  Pro forma                    (5,444)   2,436     1,321


A summary of the Company's stock option activity is as follows:

                                           (shares in thousands)

                                             2000                1999               1998
                                      ------------------   ----------------   ----------------
                                                Weighted           Weighted          Weighted
                                      Shares     Average   Shares   Average   Shares  Average
                                       Under    Exercise    Under  Exercise   Under   Exercise
                                      Option     Price      Option   Price    Option   Price
                                      -------  ---------   ---------  -------  -------  ------
   Outstanding at beginning of year     700      $4.50        700     $4.50       -    $   -
      Granted                            -          -          -        -       700     4.50
                                      -----      -----      -----     -----   -----    -----
   Outstanding at end of year           700      $4.50        700     $4.50     700    $4.50
                                      =====      =====      =====     =====   =====    =====
   Exercisable at end of year           230      $4.50        115     $4.50      20    $ 4.50
   Weighted average fair value of
     options granted                  $ --                 $  --              $1.84
                                      =====                 =====             =====

Of the 700,000 shares subject to options outstanding at December 31, 2000,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 7.7 years, of which 60,000 shares are exercisable; and (ii) options to purchase 600,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 7.6 years, of which 170,000 are exercisable.


11.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)


      Fiscal 2000
                                Operating    Net
                                 Income     Income
                   Revenues      (Loss)     (Loss)
                   --------    ---------    ------
Quarter Ended:
   April 2         $ 64,365     $(1,171)  $(2,894)
   July 2            69,763       3,178    (  181)
   October 1         67,186       2,326    (  648)
   December 31       65,405         963    (1,588)
                   --------     -------   -------
                   $266,719     $ 5,296   $(5,311)
                   ========     =======   =======


      Fiscal 1999
                                             Net
                               Operating    Income
                   Revenues      Income     (Loss)
                   --------    ---------    ------
Quarter Ended:
   April 4         $ 65,647      $ 3,888    $   475
   July  4           67,358        3,998        513
   October 3         67,560        3,542        273
   January 2, 2000   66,453        4,015      1,283
                   --------      -------   --------
            Total  $267,018      $15,443    $ 2,544
                   ========      =======   ========


12.  SUBSIDIARY GUARANTORS

The Company's subsidiaries have fully and unconditionally guaranteed the Notes of the Company. The guarantees do not restrict the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

Set forth below are condensed consolidating financials for the Company and the Subsidiary Guarantors for the years ended December 31, 2000, January 2, 2000 and January 3, 1999. The equity method has been used by the Company with respect to investments in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2000

                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $  4,554      $   425        $   --        $  4,979
   Receivables, net                       (6,411)         515          7,848          1,952
   Inventories                             1,942           50            --           1,992
   Deferred income taxes                   2,752           33            --           2,785
   Prepayments and other                     735           67            --             802
                                        --------      -------        -------       --------
      Total current assets                 3,572        1,090          7,848         12,510
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       146,917        5,550            --         152,467
   Accumulated depreciation              (28,381)        (775)           --         (29,156)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   118,536        4,775            --         123,311
                                        --------      -------        -------       --------
Leased Properties, net                    11,323          --             --          11,323

Investment in Subsidiary                       1            1           (2)             --

Other Assets:
   Goodwill, net                          42,794          --             --          42,794
   Prepaid pension asset                   8,358          --             --           8,358
   Deferred financing costs, net           3,278          --             --           3,278
   Other                                   1,608           19                         1,627
                                        --------      -------        -------       --------
      Total other assets                  56,038           19            --          56,057
                                        --------      -------        -------       --------
Total Assets                            $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========


Current Liabilities:
   Accounts payable                     $ (1,469)     $ 1,066        $ 7,848       $  7,445
   Accrued liabilities                    21,458          460                        21,918
   Outstanding checks in excess
      of bank balance                      2,745          --             --           2,745
   Current portion of long-term debt                      --             120            120
   Current portion of capital lease
      obligations                          1,962          --             --           1,962
                                        --------      -------        -------       --------
      Total current liabilities           24,696        1,526          7,968         34,190
                                        --------      -------        -------       --------
Long Term Debt, excluding current
   portion                               112,100        2,012           (120)       113,992
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                        10,341          --             --          10,341
                                        --------      -------        -------       --------
Deferred Income Taxes                     10,808         (529)                       10,279
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,360          --             --           1,360
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                      (4,835)       2,874            --          (1,961)
                                        --------      -------        -------       --------
      Total shareholder's equity          30,165        2,876             (2)        33,039
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========



CONDENSED CONSOLIDATING BALANCE SHEET
At January 2, 2000

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $  5,228      $    74        $   --        $  5,302
   Receivables, net                       (4,889)         225          6,016          1,382
   Inventories                             2,039           60            --           2,099
   Deferred income taxes                   2,810           33            --           2,843
   Prepayments and other                   1,042           48             -           1,090
                                        --------      -------        -------       --------
      Total current assets                 6,230          470          6,016         12,716
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       136,585        3,493            --         140,078
   Accumulated depreciation              (19,516)        (382)           --         (19,898)
   Reserve for restaurant
      closings/dispositions               (2,688)         --             --          (2,688)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   114,381        3,111            --         117,492
                                        --------      -------        -------       --------
Leased Properties, net                    10,518          --             --          10,518
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)            -
                                        --------      -------        -------       --------
Other Assets:
   Goodwill, net                          45,432          --             --          45,432
   Prepaid pension asset                   8,144          --             --           8,144
   Deferred financing costs, net           3,754          --             --           3,754
   Other                                     454            1            --             455
                                        --------      -------        -------       --------
      Total other assets                  57,784            1            --          57,785
                                        --------      -------        -------       --------

Total assets                            $188,914      $ 3,583        $ 6,014       $198,511
                                        ========      =======        =======       ========


Current Liabilities:
   Accounts payable                     $    185      $ 1,281        $ 6,016       $  7,482
   Accrued liabilities                    23,443          667            --          24,110
   Outstanding checks in excess
      of bank balance                      3,568          133            --           3,701
   Current portion of long-term debt                      --              53             53
   Current portion of capital lease
      obligations                          1,745          --             --           1,745
                                        --------      -------        -------       --------
      Total current liabilities           28,941        2,081          6,069         37,091
                                        --------      -------        -------       --------

Long Term Debt, excluding current
   portion                               102,566          110            (53)       102,623
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                         9,467          --             --           9,467
                                        --------      -------        -------       --------

Deferred Income Taxes                     10,163         (335)            -           9,828
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,152          --             --           1,152
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                       1,625        1,725            --           3,350
                                        --------      -------        -------       --------
      Total shareholder's equity          36,625        1,727             (2)        38,350
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $188,914      $ 3,583        $ 6,014       $198,511
                                        ========      =======        =======       ========





CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant Sales                        $253,967      $    --        $   --        $253,967
Franchise fees                               901                         --             901
Royalties                                  4,927                         --           4,927
Other                                         -         6,924            --           6,924
                                        --------      -------        -------       --------
   Total Revenues                        259,795        6,924            --         266,719
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 215,835          --             --         215,835
Depreciation and amortization
   expense                                14,113          458            --          14,571
General and administrative
   expenses                               26,336          250            --          26,586
Other expenses, net                         (445)       4,876            --           4,431
                                        --------      -------        -------       --------
                                         255,839        5,584            --         261,423
                                        --------      -------        -------       --------

Operating Income                           3,956        1,340            --           5,296

Gain on sale of asset                        647          (23)           --             624

Interest expense, net                    (12,861)         (80)           --         (12,941)
                                        --------      -------        -------       --------
Income (loss) before provision
   for (benefit from) income taxes        (8,258)        1,237           --          (7,021)

Provision for (benefit from)
   income taxes                           (1,798)           88           --          (1,710)
                                        --------      -------        -------       --------
Net income (loss)                       $ (6,460)     $  1,149       $   --        $ (5,311)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended January 2, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant sales                        $256,384      $   --         $   --        $256,384
Franchise fees                               499          --             --             499
Royalties                                  4,380          --             --           4,380
Other                                         -         5,755            --           5,755
                                        --------      -------        -------       --------
   Total Revenues                        261,263        5,755            --         267,018
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 210,767          --             --         210,767
Depreciation and amortization
   expense                                13,032          203            --          13,235
General and administrative
   expenses                               23,756          274            --          24,030
Other expenses, net                         (400)       3,943            --           3,543
                                        --------      -------        -------       --------
   Total Operating Expenses              247,155        4,420            --         251,575
                                        --------      -------        -------       --------
Operating income                          14,108        1,335            --          15,443

Gain on sale of investments                1,349          --             --           1,349

Interest expense, net                    (11,245)          15            --         (11,230)
                                        --------      -------        -------       --------
Income (loss) before provision
   for (benefit from) income taxes         4,212        1,350            --           5,562

Provision for (benefit from)
   income taxes                            2,496          522            --           3,018
                                        --------      -------        -------       --------
Net income (loss)                       $  1,716      $   828        $   --        $  2,544
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended January 3, 1999

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant sales                        $248,152       $  --          $  --        $248,152
Franchise fees                               333          --             --             333
Royalties                                  3,775          --             --           3,775
Other                                         -         5,188            --           5,188
                                        --------      -------        -------       --------
   Total Revenues                        252,260        5,188            --         257,448
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 205,030          --            (400)       204,630
Depreciation and amortization
   expense                                11,902          143            --          12,045
General and administrative
   expenses                               24,172          304            400         24,876
Other expenses, net                         (271)       3,541            --           3,270
                                        --------      -------        -------       --------
                                         240,833        3,988            --         244,821
                                        --------      -------        -------       --------
Operating income                          11,427        1,200            --          12,627

Gain on settlement of deferred
   compensation obligations                1,805          --             --           1,805

Interest expense, net                    (11,363)          22            --         (11,341)
                                        --------      -------        -------       --------
Income (loss) before provision
   for (benefit from) income taxes         1,869        1,222            --           3,091

Provision for (benefit from)
   income taxes                            1,282          464            --           1,746
                                        --------      -------        -------       --------
Net income (loss)                       $    587      $   758        $   --        $  1,345
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (6,460)     $ 1,149        $   --        $ (5,311)
Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities -
Depreciation and amortization             14,178          393            --          14,571
Deferred income taxes                        509          --             --             509
Gain on sale of asset                       (624)         --             --            (624)
Changes in operating assets and
   liabilities:
   Receivables, net                        1,522         (260)        (1,832)          (570)
   Inventories                                97           10            --             107
   Prepayments and other                     307          (19)           --             288
   Outstanding checks in excess
      of bank balance                       (823)        (133)           --            (956)
   Accounts payable                       (1,654)        (215)         1,832            (37)
   Income taxes payable                       -           --             --              -
   Accrued liabilities                    (1,985)        (207)           --          (2,192)
   Other, net                              1,616         (212)           --           1,404
                                        --------      -------        -------       --------
Net cash provided by
   operating activities                    6,683          506            --           7,189
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         (24,721)      (2,057)           --         (26,778)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 9,621          --             --           9,621
                                        --------      -------        -------       --------
Net cash used in investing
   activities                            (15,100)      (2,057)           --         (17,157)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
   revolving credit facility               9,539          --             --           9,539
Proceeds from issuance of
   long-term debt                             98        1,902            --           2,000
Repayments of long-term debt                (103)         --             --            (103)
Principal payments of capital
   lease obligations                      (1,791)         --             --          (1,791)
                                        --------     --------        --------      --------
Net cash provided by
   financing activities                    7,743        1,902            --           9,645
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                    (674)         351            --            (323)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     5,228           74            --           5,302
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  4,554      $   425        $   --        $  4,979
                                        ========     ========         =======       ========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 2, 2000

                                      The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  1,716      $   828        $   --        $  2,544
Adjustments to reconcile net
   income to net cash provided
   by operating activities -
Depreciation and amortization             13,032          203            --          13,235
Deferred income taxes                     (1,949)          42            --          (1,907)
Gain on sale of asset                         -           --             --              -
Changes in operating assets and
   liabilities:
   Receivables, net                        5,058          (22)        (4,113)           923
   Income tax receivable                      -           --             --              -
   Inventories                              (398)         (17)           --            (415)
   Prepayments and other                    (350)         (20)           --            (370)
   Outstanding checks in excess
      of bank balance                      3,568          133            --           3,701
   Accounts payable                       (2,284)         644          4,113          2,473
   Income taxes payable                      (90)          90            --              -
   Accrued liabilities                     1,868          (11)           --           1,857
   Other, net                             (1,091)         --             --          (1,091)
                                        --------     --------        -------        -------
Net cash provided by
   operating activities                   19,080        1,870            --          20,950
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         (30,767)      (2,361)           --         (33,128)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 6,645          --             --           6,645
Payments received on net
   investment in direct
   financing leases                           58          --             --              58
                                        --------      -------        -------        -------
Net cash used in investing
   activities                            (24,064)      (2,361)           --         (26,425)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under
   revolving credit facility               2,520           31            --           2,551
Repayments of long-term debt                 (66)         --             --             (66)
Principal payments of capital
   lease obligations                        (720)         --             --            (720)
                                        --------      -------        -------        -------
Net cash provided by
   financing activities                    1,734           31            --           1,765
                                        --------      -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                  (3,250)        (460)           --          (3,710)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     8,478          534            --           9,012
                                        --------      -------        -------        -------

CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  5,228      $    74        $   --        $  5,302
                                        ========      =======        =======        =======


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 3, 1999

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $    587      $   758        $   --        $  1,345
Adjustments to reconcile net
   income to net cash provided
   by operating activities -
Depreciation and amortization             11,902          143            --          12,045
Deferred income taxes                      1,403           (5)           --           1,398
Gain on sale of asset                         -           --             --              -
Changes in operating assets and
   liabilities:
   Receivables, net                        2,502           16         (3,346)          (828)
   Income tax receivable                   4,582          --             --           4,582
   Inventories                               538           19            --             557
   Prepayments and other                     111           (1)           --             110
   Outstanding checks in excess
      of bank balance                         -           --             --             --
   Accounts payable                       (4,344)        (812)         3,346         (1,810)
   Income taxes payable                     (212)         212            --             --
   Accrued liabilities                     2,059           45            --           2,104
   Other, net                              4,016          --             --           4,016
                                        --------      -------        -------        -------
Net cash provided by
   operating activities                   23,144          375            --          23,519
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         (10,800)        (117)           --         (10,917)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 1,978          --             --           1,978
Payments received on net
   investment in direct
   financing leases                          247          --             --             247
                                        --------      -------        -------        -------
Net cash used in investing
   activities                             (8,575)        (117)           --          (8,692)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under
   revolving credit facility             (11,065)         (48)           --         (11,113)
Proceeds from issuance of
   long-term debt                             -           --             --              -
Repayments of long-term debt                 (53)         --             --             (53)
Principal payments of capital
   lease obligations                        (156)         --             --            (156)
                                        --------      -------        -------        -------
Net cash used in
   financing activities                  (11,274)         (48)           --         (11,322)
                                        --------      -------        -------        -------

NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                   3,295          210            --           3,505

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     5,183          324            --           5,507
                                        --------      -------        -------        -------

CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  8,478      $   534        $   --        $  9,012
                                        ========      =======        =======        =======


14. Segment Reporting

The Company has three defined reportable segments: restaurants, franchising, and fixed base airport hanger operations ("FBO"). The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of food products to the general public. The franchising segment consists of franchise sales and support activities and derives its revenues from fees related to the sales of franchise and development rights and collection of royalties from franchisees of the Krystal brand. The FBO operation consists primarily of aircraft fuel sales and the leasing of aircraft hanger space. All of the Company's revenues are derived within the United States.


The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:

(in thousands)                                         2000           1999           1998
Revenues:
   Restaurants                                       $253,967       $256,384       $248,152
   Franchising                                          5,828          4,879          4,108
   FBO                                                  6,924          5,755          5,188
-------------------------------------------------------------------------------------------
Total segment revenues                               $266,719       $267,018       $257,448
===========================================================================================



Depreciation and Amortization
   Restaurants                                       $ 14,042       $ 12,966       $ 11,836
   Franchising                                              4              3              3
   FBO                                                    274            156            143
-------------------------------------------------------------------------------------------
Total segment depreciation and amortization          $ 14,320       $ 13,125       $ 11,982
===========================================================================================

Earnings before Interest, Taxes, Depreciation,
  and Amortization ("EBITDA")
   Restaurant                                        $ 14,106       $ 24,110       $ 21,676
   Franchising                                          4,165          3,979          3,187
   FBO                                                  1,691          1,514          1,343
-------------------------------------------------------------------------------------------
Total segment EBITDA                                 $ 19,962       $ 29,603       $ 26,206
===========================================================================================

Capital Expenditures:
   Restaurants                                       $ 22,463       $ 30,767       $ 10,792
   Franchising                                              0              0              0
   FBO                                                  1,305            344            125
-------------------------------------------------------------------------------------------
Total segment capital expenditures                   $ 23,768       $ 31,111       $ 10,917
===========================================================================================

Total Assets:
   Restaurants                                       $194,326       $193,763       $175,433
   Franchising                                          1,599            594          1,395
   FBO                                                  3,515          1,597          1,833
-------------------------------------------------------------------------------------------
Total segment assets                                 $199,440       $195,954       $178,661
===========================================================================================


A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:

Segment depreciation and amortization                $ 14,320       $ 13,125       $ 11,982
Unreported segments (1)                                   251            110             63
-------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $ 14,571       $ 13,235       $ 12,045
===========================================================================================

A reconciliation of segment EBITDA to consolidated
  EBITDA is as follows:

Segment EBITDA                                       $ 19,962       $ 29,603       $ 26,206
Unreported segments (1)                                   529            424            271
-------------------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 20,491       $ 30,027       $ 26,477
===========================================================================================


A reconciliation of segment total assets to consolidated total assets is as follows:

Total segment assets                                 $199,440       $195,954       $178,661
Unreported segments (1)                                 3,761          2,557            827
-------------------------------------------------------------------------------------------
Total consolidated assets                            $203,201       $198,511       $179,488
===========================================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in 2000.


Item 10.  Directors and Executive Officers of the Company

     The directors of the Company, which serve until the next annual meeting of shareholders or until their successors are elected and qualified or until their earlier resignation or removal, are:

       Name                          Age       Position
       ----                          ---       --------

  Philip H. Sanford                   47     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  44     President, Chief Operating Officer
                                             and Director
  Andrew G. Cope                      59     Director
  W. A. Bryan Patten                  60     Director
  Richard C. Patton                   39     Director
  Benjamin R. Probasco                41     Director
  A. Alexander Taylor II              47     Director

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

     Andrew G. Cope has been a Director of the Company since April 2000 and is President of Johnston Southern Company, LLC, an investment holding company.

     W. A. Bryan Patten has been a Director of the Company since September 1997 and is the President of Patten & Patten Inc., a registered investment advisory firm in Chattanooga, Tennessee.

     Richard C. Patton has been a Director of the Company since September
1997 and has been President of Woodmont Capital, LLC since 1997, and President of Investments at Ingram Industries Inc., a diversified holding company, since January of 1996. Prior to joining Ingram Industries Inc., Mr. Patton was self-employed as an investor. From June 1992 to June 1995, Mr. Patton was an equity analyst and portfolio manager with Fidelity Investments. From
June 1984 to September 1990 Mr. Patton developed the San Antonio Taco Co.
and Granite Falls restaurants. Mr. Patton is a director of Williamson-Dickie Manufacturing Co. (work apparel).

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been employed as Vice President, Real Estate, for Gordon Biersch Brewery Restaurant Group, Inc. ("Biersch"), since April 1998. Prior to joining Biersch, Mr. Probasco was employed for two years at Probasco & Company, a real estate development company, six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group.


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


      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, each of whom serves at the discretion of the board of directors, are:

       Name                     Age        Position
       ----                     ---        --------
  Gordon L. Davenport, Jr.      41     Vice President, Marketing - Development
  Larry D. Bentley              44     Vice President and Chief Financial
                                            Officer
  Michael C. Bass               54     Vice President, Administration.
  Roger A. Rendin               52     Vice President, Human Resources

     Gordon L. Davenport, Jr. has been Vice President Marketing -
Development at Krystal since February 1997. From 1995 to 1997, Mr. Davenport served as Vice President of New Business and Strategic Planning and Vice President of Marketing and New Business. From 1986 to 1995, Mr. Davenport served in various marketing and sales management positions with Warner Lambert Company.

     Larry D. Bentley was elected Vice President and Chief Financial Officer of the Company in December 1997. From 1991 to 1996, Mr. Bentley was
Executive Vice President and Chief Financial Officer of U.S. Xpress Enterprises, Inc. From 1979 to 1991, Mr. Bentley served in various capacities with Arthur Andersen & Co.

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

                             Summary Compensation Table

                                                                   Long-Term
                                Annual Compensation               Compensation
                           -------------------------------------- ------------
                                                         Other       Securities
                                                         Annual      underlying
Name and                                                 Compen-      Options
Principal Position          Year       Salary   Bonus    sation(1)   Awarded(2)

Philip H. Sanford           2000      $387,500    --         --             0
  Chairman of the Board of  1999       375,521 $153,974      --             0
  Directors and Chief       1998       351,120  193,073 $165,292(3)         0
  Executive Officer

James F. Exum, Jr.          2000       337,500    --         --             0
  President and Chief       1999       325,555  133,475      --             0
  Operating Officer         1998       301,117  165,573   47,714(4)   500,000
  And Director

Larry D. Bentley            2000       176,835    --         --             0
  Vice President, Chief     1999       161,725   46,905      --             0
  Financial Officer         1998       146,664   58,674      --       100,000


Gordon L. Davenport, Jr.    2000       191,163    --         --             0
  Vice President Marketing  1999       181,836   68,842      --             0
  and Development           1998       172,107   78,966      --       100,000

Michael C. Bass             2000       146,216    --         --             0
  Vice President            1999       138,088   52,605      --             0
  Administration            1998       131,513    7,560      --             0

(1) Except as disclosed in the table, the value of perquisites received by the named executive officers did not exceed the lesser of either $50,000 or 10.0% of their total salary and bonus for such year.
(2) Represents stock options granted during fiscal 1998 under the Port Royal Holdings, Inc. Stock Incentive Plan for the Krystal Company.
(3)     Includes $153,292 paid to Mr. Sanford for moving expenses.
(4)     Includes $35,714 paid to Mr. Exum for moving expenses.

     There are no employment agreements with any of these individuals. The Company has adopted performance-based incentive compensation plans for senior management of the Company, including a cash management bonus plan and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Company on a fully-diluted basis, assuming exercise of options, of which an amount equal to 7% of the outstanding common stock of the Port Royal on a fully-diluted basis has been granted. Non-employee directors receive a fee of $1,000 for each Board of Directors and committee meeting attended.

OPTION EXERCISES AND HOLDINGS

     The option activity by the Company's chief executive officer and the other named executive officers during the fiscal year ended December 31, 2000, as well as the number and total value of unexercised in-the-money options at December 31, 2000, are shown in the following table. All references to options and shares refer to Port Royal Stock.

                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at December 31, 2000

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Dec. 31, 2000     In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
Philip H. Sanford            --        --         --/--            -/-

James F. Exum, Jr.           --        --    180,000/320,000       -/-

Larry D. Bentley             --        --     25,000/75,000        -/-

Gordon L. Davenport, Jr.     --        --     25,000/75,000        -/-

Michael C. Bass              --        --         --/--            -/-

Roger A. Rendin              --        --         --/--            -/-


(1) Since the shares of Port Royal Stock do not trade on any market, it is assumed that the fair market value of the Port Royal Stock is equal to the exercise price of the option.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is held by Port Royal. The following table sets forth certain information regarding beneficial ownership of the common stock of Port Royal by: (i) each person who holds more than 5% of the common stock of Port Royal (the address for each such person is set forth in the notes following the table), (ii) each Director of the Company and nominee for election, (iii) each of the Executive Officers of the Company and (iv) all Directors and Executive Officers as a group.

      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class (1)
   Directors
Philip H. Sanford(2)                      2,600,000                 26.0
James F. Exum, Jr.(3)                       180,000                  1.8
W. A. Bryan Patten(4)                       863,333(5)               8.6
Richard C. Patton(6)                      1,233,333(7)              12.3
Benjamin R. Probasco(8)                     863,333(9)               8.6
A. Alexander Taylor II                      123,333                  1.2
Andrew G. Cope(13)                          123,333                  1.2

   Executive Officers
Larry D. Bentley(3)                          25,000                  0.3
Gordon L. Davenport, Jr.(3)                 291,667                  2.9
Michael C. Bass                                   0                    0
Roger A. Rendin                                   0                    0

   5% Shareholders
Katherine J. Johnston Trust(10)           1,233,333                 12.3
Woodmont Capital, LLC(11)                 1,233,333                 12.3
P&P Port Royal Investors, LP(12)            863,333                  8.6
All Directors, Director Nominees and
     Executive Officers as a group
     (11 persons)                         6,303,332                 63.0

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to stock options held by such beneficial owner that are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for this beneficial owner is The Krystal Building, One Union Square, Chattanooga, Tennessee 37402.
(3) Includes 180,000 shares for Mr. Exum, 25,000 shares for Mr. Bentley and 25,000 shares for Mr. Davenport, Jr. subject to purchase within sixty days of March 20, 2000 under the Company's Incentive Stock Plan.
(4) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc. Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Woodmont Capital, LLC, an investment fund for which Mr. Patton is the President.
(8) The address for this beneficial owner is 100 East Tenth Street, Suite 600, Chattanooga, Tennessee 37402.
(9) Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(13) Includes shares held by High Hemlock Partners, an investment fund for which Mr. Cope is managing partner.


Item 13.  Certain Relationships and Related Transactions

     None


                          PART IV

Item 14.  Exhibits , Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        The financial statements are included herein by reference.

    2.  Financial statement schedules

        All schedules are omitted because the information is either not required or is included in the financial statements or notes hereto.

    3.  Exhibits

        See exhibit index

(b)     Reports on Form 8-K -

        The registrant did not file a Form 8-K during the fourth quarter of 2000.



Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Krystal Company

Dated: March 15, 2001                 By: /s/Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 15, 2001
/s/James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 15, 2001
/s/Andrew G. Cope
----------------------
Andrew G. Cope          Director                          March 15, 2001

 /s/W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 15, 2001

 /s/Richard C. Patton
----------------------
Richard C. Patton       Director                          March 15, 2001

 /s/Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 15, 2001

 /s/A. Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 15, 2001

 /s/Andrew G. Cope
-----------------------
Andrew G. Cope Director                                   March 15, 2001

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


                      THE KRYSTAL COMPANY AND SUBSIDIARY
                                EXHIBIT INDEX
       Exhibit
        Number                       Description

        2.1 Agreement and Plan of Merger dated July 3, 1997 by and among Port Royal Holdings, Inc., TKC Acquisition Corp. and The Krystal Company. (1)

        3.1     Charter of the Company. (2)

        3.2     By-laws of the Company. (2)

        4.1 Indenture, dated as of September 26, 1997 between TKC Acquisition Corp. and SunTrust Bank, Atlanta, N.A. (2)

        4.2     Supplemental Indenture No. 1 dated as of September 26,
                1997, between The Krystal Company, Krystal Aviation Co., Krystal Aviation Management Co. and SunTrust Bank, Atlanta. (2)

        4.3     Form of Exchange Note (included in Exhibit 4.1). (2)

        4.4     Registration Rights Agreement, dated as of September 26,
                1997, between TKC Acquisition Corp. and UBS Securities, LLC. (2)

       10.1 Credit Agreement dated as of September 26, 1997 among TKC Acquisition Corp., to be merged with and into the Krystal Company, SunTrust Bank, Atlanta, as agent, and Union
                Bank of Switzerland, New York Branch, as syndication agent. (2)

       10.2 Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998. (3)

       10.3 Amended and Restated Credit Agreement dated as of May, 2000 among The Krystal Company, SunTrust Bank, as agent, and SunTrust Equitable Securities Corporation, as arranger.

       21.1     Subsidiaries of the Company. (2)

       (1)Incorporated by reference from the Definitive Proxy Statement of the Company filed on September 15, 1997.

       (2)Incorporated by reference from the Company's Registration Statement on Form S-4 filed November 25, 1997.

       (3)Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act. Reported on Form 10-K for the fiscal year ended January 3, 1999





Exhibit 10.3-

                 AMENDED AND RESTATED CREDIT AGREEMENT

Dated as of May 23, 2000

    THE KRYSTAL COMPANY, a Tennessee corporation (the "Borrower"), the banks, financial institutions and other institutional lenders (collectively, the "Initial Lenders") party hereto, SUNTRUST BANK, as administrative agent (together with any successor thereto appointed pursuant to Article IX of the Existing Credit Agreement referred to below, in such capacity, the "Agent") and as collateral agent (in such capacity, the "Collateral Agent") for such Lenders, BANK OF AMERICA, N.A., as documentation agent (in such capacity, the "Documentation Agent"), and SUNTRUST EQUITABLE SECURITIES CORPORATION, a Georgia corporation, as lead arranger (in such capacity, the "Arranger") under the Credit Documents (as defined in the Existing Credit Agreement described below), hereby agree as follows:


                    PRELIMINARY STATEMENTS

(1) The Borrower is party to a Credit Agreement, dated as of September 26, 1997, as amended by that certain Waiver and Amendment No. 1 to Credit Agreement, dated as of May 5, 2000 (as so amended and as amended, supplemented or otherwise modified from time to time to, but not including, the date hereof, the "Existing Credit Agreement") with the banks, financial institutions and other institutional lenders party thereto (the "Existing Lenders"), SunTrust Bank, as Agent for the Existing Lenders, and UBS AG, Stamford Branch, as successor to Union Bank of Switzerland, New York Branch, as Syndication Agent for the Existing Lenders. Capitalized terms not otherwise defined in this Amended and Restated Credit Agreement (this "Amendment and Restatement") shall have the same meanings as specified in the Existing Credit Agreement.

The Borrower has requested that the Lenders agree to extend credit to it from time to time in an aggregate principal amount of up to $25,000,000 for general corporate purposes of the Borrower and its Subsidiaries not otherwise prohibited under the terms of this Amendment and Restatement. The Lenders have indicated their willingness to agree to extend credit to the Borrower from time to time in such amount on the terms and conditions of this Amendment and Restatement.

The parties to this Amendment and Restatement desire to amend the Existing Credit Agreement as set forth herein and to restate the Existing Credit Agreement in its entirety to read as set forth in the Existing Credit Agreement with the following amendments.


SECTION 1. Amendments to the Existing Credit Agreement. Effective as of the date of this Amendment and Restatement and subject to the satisfaction of the conditions precedent set forth in Section 2 hereof:


Section 1.01 of the Existing Credit Agreement is hereby amended by deleting the definitions of "Applicable Commitment Fee Rate", Applicable Margin", "Cash Taxes Paid", "Consolidated Cash Flow", "Credit Parties", "Funded Debt", "Guarantors", "Guaranty Agreement", "Maturity Date", "Parent Guaranty Agreement", "Parent Pledge and Security Agreement", "Pledge Agreements", "Pledged Stock", "Pro Rata Share", and "Swing Line Subcommitment" set forth therein and (ii) where appropriate, replacing them with the following new definitions:

         "Applicable Commitment Fee Rate" shall mean, with respect to any calculation of the Commitment Fee hereunder, (i) through the fourth Fiscal Quarter of 2000, one half of one percent (0.50%) per annum, and (ii) thereafter, the percentage per annum determined by reference to the following chart set forth below based on Borrower's
          Funded Debt Coverage Ratio calculated as of the relevant determination date in accordance with Section 6.08(b):

             Funded Debt                           Applicable Commitment
           Coverage Ratio                                Fee Rate

         Less than 2.75:1.0                               0.200%

         Greater than or equal to 2.75:1.0, but
         less than 3.25:1.0                               0.250%

         Greater than or equal to 3.25:1.0, but
         less than 4.0:1.0                                0.250%

         Greater than or equal to 4.0:1.0, but
         less than 4.5:1.0                                0.375%

         Greater than or equal to 4.5:1.0, but
         less than 5.0:1.0                                0.500%

         Greater than or equal to 5.0:1.0                 0.500%

Each change in the Applicable Commitment Fee Rate resulting from a change in the Funded Debt Coverage Ratio shall be effective from and after the date that any change in the Applicable Margin is effective. Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a),
(b), and (c), as applicable, the Applicable Commitment Fee Rate shall be 0.500%.

"Applicable Margin" shall mean, (i) with respect to all Eurodollar Advances outstanding through the fourth Fiscal Quarter of 2000, two and one-half of one percent (2.50%) per annum, (ii) with respect to all Base Rate Advances outstanding through the fourth Fiscal Quarter of 2000, one and one-half of one percent (1.50%) per annum, and (iii) with respect to all Advances outstanding thereafter, the relevant percentage indicated below for the Borrower's Funded Debt Coverage Ratio, as determined quarterly, based upon the financial statements delivered to the Lenders pursuant to Section 6.07(a) or Section 6.07(b) hereof, as the case may be in accordance with Section 6.08(b), with such Applicable Margin to be effective with respect to calculations based upon the financial statements delivered pursuant to Section 6.07 as of the first day of the second Fiscal Quarter immediately following the Fiscal Quarter for which such financial statements are delivered (for example, the Applicable Margin effective as of the first day of the third Fiscal Quarter shall be calculated based upon the financial statements delivered for the first Fiscal Quarter of the Borrower):

     Funded Debt                 Applicable Margin for     Applicable Margin
    Coverage Ratio                Eurodollar Advances    for Base Rate Advances

    Less than 2.75:1.0                   0.75%                        0%

    Greater than or equal to
    2.75:1.0, but less than 3.25:1.0     1.00%                        0%

    Greater than or equal to
    3.25:1.0, but less than 4.0:1.0      1.50%                        0%

    Greater than or equal to
    4.0:1.0, but less than 4.5:1.0       1.75%                     0.25%

    Greater than or equal to
    4.5:1.0, but less than 5.0:1.0       2.00%                     0.50%


    Greater than or equal to 5.0:1.0     2.50%                     1.50%

Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b), and (c), as applicable, the Applicable Margin with respect to Eurodollar Advances then outstanding shall be 2.50% and the Applicable Margin with respect to Base Rate Advances shall be 1.50%.

     "Consolidated Cash Flow" shall mean, with respect to any fiscal period of the Borrower, the sum of (i) Consolidated EBITDA for such period, plus (ii) Rental Expense for such period, minus (iii) Consolidated Capital Expenditures made during such period, minus (iv) Taxes Paid during such period, in each case, calculated on a consolidated basis in accordance with GAAP.

     "Credit Parties" shall mean, collectively, each of the Borrower and the Guarantors (including all Persons that are currently Guarantors and all Persons who may at any time in the future become Guarantors), and every other Person who from time to time executes a Security Document with respect to all or any portion of the Obligations.

     "Existing Credit Agreement" shall mean that certain Credit Agreement, dated as of September 26, 1997, by and among the Borrower, the Lenders, the Agent, and the Syndication Agent.

     "Fee Letter" shall mean that certain fee letter, dated as of the Restatement Effective Date, executed by SunTrust Bank and acknowledged and agreed to by the Borrower.

     "Funded Debt" shall mean all indebtedness for borrowed money, purchase money mortgages, capitalized leases, obligations under asset securitization vehicles, guaranties of Borrower, including eighty-five percent (85%) of any synthetic lease obligations, conditional sales contracts and similar title retention debt instruments, including any current maturities of such indebtedness, which by its terms matures more than one year from the date of any calculation thereof and/or which is renewable or extendable at the option of the obligor to a date beyond one year from such date.

     "Guarantors" shall mean, collectively, (i) Krystal Aviation Co., (ii) Krystal Aviation Management Co. and (iii) all other Material Subsidiaries of the Borrower, whether now existing or hereafter created, and their respective successors and permitted assigns.

     "Guaranty Agreement" shall mean the Subsidiary Guaranty Agreement executed by the Guarantors in favor of the Lenders and the Agent, substantially in the form of Exhibits C-1, as the same may be amended, restated or supplemented from time to time.

     "Maturity Date" means the earlier of (i) May 26, 2003 as such date may be extended pursuant to Section 2.03(d) and (ii) the date on which all amounts outstanding under this Agreement have been declared or have automatically become due and payable pursuant to the provisions of Article VIII.

     "Pledge Agreements" shall mean, collectively, that certain Stock Pledge Agreement, executed in favor of the Agent, substantially in the form of Exhibit F-1, and any other pledge agreement executed in favor of the Agent, in all cases providing for the grant of first priority Liens on the Pledged Stock or other pledged stock.

     "Pledged Stock" shall mean, collectively, all issued and outstanding capital stock together with all warrants, stock options, and other purchase and conversion rights with respect to such capital stock, of the Material Subsidiaries (other than Krystal Aviation Management Co.).

     "Pro Rata Share" shall mean, with respect to each of the Commitments of each Lender, each Revolving Loan to be made by, each Letter of Credit issued hereunder, and each payment (including, without limitation, any payment of principal, interest or fees) to be made to each Lender with respect to the Revolving Loans, the percentage designated as such Lender's Pro Rata Share of the Revolving Loan Commitments, such Loans, such Letters of Credit or such payments, as applicable, set forth under the name of such Lender on the respective signature page for such Lender, in each case as such Pro Rata Share may change from time to time as a result of assignments or amendments made pursuant to this Agreement.

     "Restatement Effective Date" shall have the meaning assigned to such term in Section 3 of that certain Amended and Restated Credit Agreement, dated as of May 23, 2000, by and among the Borrower, the Agent, the Arranger, the Documentation Agent, and the Collateral Agent.

     "Swing Line Subcommitment" shall mean $5,000,000.00, as such amount may be reduced pursuant to Section 2.04 or amended or modified pursuant to
Section 10.2 hereof.

     "Taxes Paid" shall mean, for any fiscal period of Borrower, the provision of the Borrower and its Subsidiaries for taxes paid as shown on the income statement of Borrower for such period minus any increase (or plus any decrease) in the provision for deferred taxes of the Borrower and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

      Section 1.01 of the Existing Credit Agreement is hereby amended by deleting clauses (l) and (m) of the definition of "Permitted Liens" and replacing such clauses with the following clauses (l), (m), and (n):

        (l) Liens securing Hedging Obligations so long as the related Indebtedness is, and is permitted to be hereunder, secured by a Lien on the same property securing such Hedging Obligations;

        (m) Liens on the assets of the Borrower, securing not more than $250,000 of the Indebtedness permitted under Section 7.01(i); and

        (n) Liens to secure any refinancing, refunding, extension, renewal or replacement (or successive refinancings, refundings, extensions, renewals or replacements) as a whole, or in part, of any Indebtedness secured by any Lien referred to in the foregoing clauses (a), (h), (i) and (j); provided, however, that (x) such new Lien shall be limited to all or part of the same property that secured the original Lien (plus improvements on such property) and (y) the Indebtedness secured by such Lien at such time is not increased to any amount greater than the sum of (A) the outstanding principal amount or, if greater, committed amount of the Indebtedness described under clauses (a), (h), (i) or
(j) at the time the original Lien became a Permitted Lien and (B) an amount necessary to pay any fees and expenses, including premiums, related to such refinancing, refunding, extension, renewal or replacement. This clause (n) shall not be deemed to limit the provisions of clauses (b) through (g),
(k), or (l).

        (c) Section 2.01(b) of the Existing Credit Agreement is amended in full to read as follows:

            (b) Amount and Terms of Loans. Each Revolving Loan shall, at the option of Borrower, be made or continued as, or converted into, part of one or more Borrowings that shall consist entirely of Base Rate Advances or Eurodollar Advances. Each Swing Line Loan shall consist of Swing Rate Advances made by the Swing Line Lender in accordance with the procedure described in Section 2.02. Each Base Rate or Eurodollar Borrowing shall be in a principal amount of not less than $1,000,000 or a greater integral multiple of $500,000. At no time shall the aggregate number of Eurodollar Borrowings outstanding under this
Article II exceed five.

        (d) Section 2.04 of the Existing Credit Agreement is amended in full to read as follows:

     Section 2.04. Voluntary Reduction of Commitments. Upon at least five (5) Business Days' prior telephonic notice (promptly confirmed in writing) to the Agent, Borrower shall have the right, without premium or penalty, to terminate the unutilized Revolving Loan Commitments, in part or in whole, provided that
(i) any such termination shall apply to proportionately and permanently reduce the Revolving Loan Commitments of each of the Lenders, and (ii) any partial termination pursuant to this Section 2.04 shall be in an amount of at least $1,000,000 and integral multiples of $1,000,000. Unless otherwise specified by the Borrower in the applicable notice, the Swing Line Subcommitment and the L/C Subcommitment shall not be reduced by any such reduction unless and until the aggregate Revolving Loan Commitments are reduced to an amount less than the Swing Line Subcommitment and the L/C Subcommitment in which case the Swing Line Subcommitment and the L/C Subcommitment shall be reduced to such amount.

        (e) Section 3.05(a) of the Existing Credit Agreement is amended in full to read as follows:

            (a) Commitment Fee. Borrower shall pay to the Agent, for the ratable benefit of each Lender, a commitment fee (the "Commitment Fee") for the period commencing on the Restatement Effective Date to and including the Maturity Date, payable quarterly in arrears on the last day of each calendar quarter, commencing on the last day of the second Fiscal Quarter of 2000, and on the Maturity Date, equal to Applicable Commitment Fee Rate per annum multiplied by the average daily unused portion of the Revolving Loan Commitment of each Lender. For the purposes of computing the Commitment Fee, in addition to the utilization by Revolving Loans, the Revolving Loan Commitment of each Lender shall be deemed to be utilized by the amount of L/C Exposure and Swing Line Loans extended by such Lender (or in which such Lender has purchased a participation) but in no event shall the computation of any other Lender's Commitment Fee be affected by the Swing Line Loans extended by the Swing Line Lender unless and until a participation in such Swing Line Loans is purchased by the other Lenders pursuant to Section 2.02(e) hereof.

        (f) Section 3.06(a) of the Existing Credit Agreement is amended in full to read as follows:

            (a) Borrower may, at its option, prepay Borrowings consisting of Base Rate Advances at any time in whole, or from time to time in part, in amounts aggregating $500,000 or any greater integral multiple of $100,000, by paying the principal amount to be prepaid together with interest accrued and unpaid thereon to the date of prepayment. Borrowings consisting of Swing Rate Advances may be prepaid at any time in whole, or from time to time in part, in amounts aggregating $50,000 or any greater integral multiple of $10,000, by paying the principal amount to be prepaid together with interest accrued and unpaid thereon to the date of prepayment. Borrowings consisting of Eurodollar Advances may be prepaid, at Borrower's option, in whole, or from time to time in part, in amounts aggregating $500,000 or any greater integral multiple of $100,000, by paying the principal amount to be prepaid, together with interest accrued and unpaid thereon to the date of prepayment, and all compensation payments pursuant to Section 3.12 if such prepayment is made on a date other than the last day of an Interest Period applicable thereto. Each such optional prepayment shall be applied in accordance with Section 3.06(c) below.

        (g) Section 6.07(e) of the Existing Credit Agreement is amended in full to read as follows:

            (e) Litigation. Promptly after (i) the occurrence thereof, notice of the institution of or any material adverse development in any material action, suit or proceeding or any governmental investigation or any arbitration, before any court or arbitrator or any governmental or administrative body, agency or official, against Borrower or any of its Subsidiaries, or any material property of any thereof seeking money damages in excess of $1,000,000 (unless any such judgment, award or fine is unequivocally covered by Borrower's insurance policies) or which, if adversely determined, would otherwise reasonably be expected to have a Materially Adverse Effect, or (ii) actual knowledge thereof, notice of the threat of any such action, suit, proceeding, investigation or arbitration;

        (h) Section 6.08 of the Existing Credit Agreement is amended in full to read as follows:

            (a) Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower, commencing with the last day of the second Fiscal Quarter of 2000, of not less than the ratio set forth opposite the period in which such Fiscal Quarter ended as set forth below:

                  Period                                    Ratio

      Restatement Effective Date
      through fourth Fiscal Quarter of 2000               1.20:1.00

      First day of first Fiscal Quarter of 2001
      through last day of third Fiscal Quarter of 2001    1.25:1.00

      First day of fourth Fiscal Quarter of 2001
      and thereafter                                      1.30:1.00

The calculation of the Fixed Charge Coverage Ratio of the Borrower for the last day of the second Fiscal Quarter of 2000 shall be based solely upon the period of such second Fiscal Quarter. The calculation of the Fixed Charge Coverage Ratio of the Borrower for the last day of the third Fiscal Quarter shall be based upon the period consisting of the second and third Fiscal Quarters of 2000. The calculation of the Fixed Charge Coverage Ratio of the Borrower as of the last day of the fourth Fiscal Quarter of 2000 shall be based upon the period consisting of the second, third and fourth Fiscal Quarters of 2000. Following the fourth Fiscal Quarter of 2000, the Fixed Charge Coverage Ratio shall be calculated in accordance with the definition thereof.

            (b) Funded Debt Coverage Ratio. Maintain a Funded Debt Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower, commencing with the last day of the second Fiscal Quarter of 2000, of not greater than the ratio set forth opposite the period in which such Fiscal Quarter ended as set forth below:

                Period                                   Ratio

       Second Fiscal Quarter of 2000                   5.50:1.00

       Third Fiscal Quarter of 2000                    5.35:1.00

       Fourth Fiscal Quarter of 2000                   5.25:1.00

       First Fiscal Quarter of 2001                    4.75:1.00

       Second Fiscal Quarter of 2001
       and thereafter                                  4.50:1.00

        (c) Consolidated Net Worth. Maintain at all times, as calculated on the last day of each Fiscal Quarter of the Borrower, Consolidated Net Worth in an amount not less than $25,000,000.

    (i) Section 8.05 of the Existing Credit Agreement is amended in full to read as follows:

    Section 8.05. Non-Payments of Other Indebtedness. Parent or any Consolidated Company shall fail to make when due (whether at stated maturity, by acceleration, on demand or otherwise, and after giving effect to any applicable grace period) any payment of principal of or interest on any Indebtedness (other than the Obligations) exceeding $500,000 individually or in the aggregate, other than such payments that are in dispute for less than 60 days;


    SECTION 2. Termination of Parent Guaranty Agreement and Parent Stock Pledge Agreement. The Parent Guaranty Agreement and the Parent Stock Pledge Agreement are hereafter no longer in full force and effect, and all duties and obligations of the parties thereunder are terminated. The lien against the Pledged Collateral created pursuant to the Parent Stock Pledge Agreement is hereby released.

    SECTION 3. Conditions of Effectiveness of this Amendment and Restatement. This Amendment and Restatement shall become effective as of May 26, 2000 (the "Restatement Effective Date") when:

    (a) The Agent shall have received counterparts of this Amendment and Restatement executed by the Borrower and all of the Initial Lenders or, as to any of the Initial Lenders, advice satisfactory to the Agent that such Initial Lender has executed this Amendment and Restatement. The Agent also shall have received updated Schedules from the Existing Credit Agreement, except that Schedules 4.01 and 7.02 need only be updated with respect to relevant jurisdictions in Georgia and Tennessee.

    (b) The Agent shall have received on or before the Restatement Effective Date the following, each dated such date and (unless otherwise specified below) in form and substance satisfactory to the Agent and (except for the Revolving Credit Notes) in sufficient copies for each Initial Lender:

          (i)   The duly executed Amended and Restated Revolving Credit Notes.

          (ii)  The duly executed Amended and Restated Swing Line Note.

          (iii) The duly executed Reaffirmation Agreements from each of the Guarantors.

          (iv) A certificate of the Secretary or an Assistant Secretary for each Credit Party, attaching and certifying true and correct copies of resolutions of the board of directors approving this Amendment and Restatement and the transactions contemplated hereunder, and all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Amendment and Restatement, and further certifying (i) that the articles of incorporation and bylaws of such Credit Party, delivered to the Agent on September 26, 1997, have not been amended, restated, supplemented or otherwise modified since such date and are in full force and effect and (ii) that the names and true signatures of the officers of such Credit Party authorized to execute each of the Credit Documents.

          (v) A favorable opinion of Miller & Martin, counsel for the Borrower, in substantially the form of Exhibit G to the Existing Credit Agreement, but with such modifications as are required to address the Existing Credit Agreement, as amended by this Amendment and Restatement, in each such case in form and substance reasonably satisfactory to the Initial Lenders.

          (vi) A favorable opinion of Parker, Hudson, Rainer & Dobbs, LLP, special collateral counsel for the Agent, in form and substance reasonably satisfactory to the Agent.

          (vii) Certified copies of all consents, authorizations and filings required or advisable under any Requirement of Law or by any Contractual Obligation of the Borrower, in connection with the execution, delivery, performance, validity and enforceability of the Credit Documents and the other documents to be executed and delivered hereunder, and such consents, authorizations, filings and orders shall be in full force and effect and all applicable waiting periods (including without limitation all Hart-Scott-Rodino waiting periods) shall have expired.

         (viii) The duly executed Fee Letter.

          (ix) A certificate, signed by the President of the Borrower, stating that on the Restatement Effective Date (A) no Default or Event of Default has occurred and is continuing, (B) the representations and warranties set forth in the Existing Credit Agreement are true and correct in all material respects, (C) there have been no material adverse changes from the financial condition of the Borrower or its Subsidiaries as reflected in the financial statements filed in connection with the 10-Q dated April 2, 2000, and (D) all conditions and requirements have been satisfied and performed or waived in writing by the Required Lenders.

          (x) All obligations of the Borrower to pay any fees and expenses payable to the Agent, the Collateral Agent, and the Arranger shall have been satisfied.

    SECTION 4. Reference to and Effect on the Existing Credit Agreement and the Notes.

   (a) On and after the effectiveness of this Amendment and Restatement, each reference in the Existing Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Existing Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Existing Credit Agreement, shall mean and be a reference to the Existing Credit Agreement, as amended by this Amendment and Restatement.

   (b) The Existing Credit Agreement and the Notes, as specifically amended by this Amendment and Restatement, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed. This Amendment and Restatement is not being entered into by the parties as, and does not constitute, a novation with respect to the Obligations.

   (c) Without limiting any of the other provisions of the Existing Credit Agreement, as amended by this Amendment and Restatement, any references in the Existing Credit Agreement to the phrases "on the date hereof", "on the date of this Agreement" or words of similar import shall mean and be a reference to the date of the Existing Credit Agreement.

   SECTION 5. Costs and Expenses. The Borrower agrees to pay on demand all reasonable out-of-pocket costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and Restatement, the Notes and the other documents to be delivered hereunder (including, without limitation, the reasonable and documented fees and expenses of counsel for the Agent with respect hereto and thereto) in accordance with the terms of Section 8.04 of the Existing Credit Agreement.

   SECTION 6. Execution in Counterparts. This Amendment and Restatement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment and Restatement by telecopier shall be effective as delivery of an original executed counterpart of such signature page.

   SECTION 7. Governing Law. This Amendment and Restatement shall be governed by, and construed in accordance with, the laws of the State of Georgia.


IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement to be executed by their respective officers thereunto duly authorized, as of the date first above written.




THE KRYSTAL COMPANY,  as Borrower



By:
    --------------------------------------
     Name:
     Title:


SUNTRUST BANK, as a Lender, as Agent and as      Collateral Agent



By:
   ---------------------------------------
     Name:
     Title:


By:
     Name:
     Title:


Domestic and Eurodollar Lending Office:

SunTrust Bank
303 Peachtree St. NE, 2nd Fl.
Atlanta, GA  30308
Attn:  Chris Deisley
T:  (404) 588-8684
F:  (404) 588-8833

REVOLVING LOAN COMMITMENT:  $12,500,000.00






SUNTRUST EQUITABLE SECURITIES
CORPORATION, as Arranger


By:
    --------------------------------------
Name:
Title:


By:
    --------------------------------------
Name:
Title:





BANK OF AMERICA, N.A., as a Lender and as Documentation Agent


By:
    ---------------------------------------
Name:
Title:


By:
    ---------------------------------------
Name:
Title:


Domestic and Eurodollar Lending Office:

Bank of America
231 S. La Salle Street
Chicago, IL 60697
Attn: Ingrid M. Eaton-Byias
T: (925) 675-7156
F: (925) 675-7531


REVOLVING LOAN COMMITMENT:  $12,500,000.00

1758296 v7