Form 10-Q
period 2001-04-01
KRYSTAL COMPANY
filed 2001-05-10
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended April 1, 2001

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 10, 2001.






                          THE KRYSTAL COMPANY
                          -------------------
                            April 1, 2001
                            -------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of April 1, 2001 and December 31, 2000, and (2) their change in shareholder's equity for the three months ending April 1, 2001 and (3) the results of their operations and their cash flows for the three months ended April 1, 2001 and April 2, 2000 have been included. The results of operations for the interim period ended April 1, 2001 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees, the Company's ability to obtain funding sufficient to meet operation requirements and capital expenditures and the impact of governmental regulations. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended December 31, 2000.



         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                         (In thousands)


                                              April 1,     December 31,
                                                2001          2000
                                            (Unaudited)
                                             ---------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and temporary investments             $  4,777       $  4,979
  Receivables, net                              1,869          1,952
  Inventories                                   2,073          1,992
  Deferred income taxes                         2,785          2,785
  Prepayments and other                           842            802
                                             --------       --------
    Total current assets                       12,346         12,510
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       121,325        123,311
                                             --------       --------
LEASED PROPERTIES, net                         10,779         11,323
                                             --------       --------
OTHER ASSETS:
  Goodwill, net                                42,302         42,794
  Prepaid pension asset                         8,357          8,358
  Deferred financing costs, net                 3,141          3,278
  Other                                         1,174          1,627
                                             --------       --------
    Total other assets                         54,974         56,057
                                             --------       --------
      TOTAL ASSETS                           $199,424       $203,201
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.




                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                              April 1,      December 31,
                                                2001           2000
                                            (Unaudited)
                                            -----------     ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                           $  7,477       $  7,445
  Accrued liabilities                          21,240         21,918
  Outstanding checks in excess
    of bank balance                             1,079          2,745
  Current portion of long-term debt               143            120
  Current portion of capital
    lease obligations                           2,037          1,962
                                             --------       --------
    Total current liabilities                  31,976         34,190
                                             --------       --------

LONG-TERM DEBT, excluding current portion     114,931        113,992
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              9,781         10,341
                                             --------       --------
DEFERRED INCOME TAXES                          10,237         10,279
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,385          1,360
                                             --------       --------
SHAREHOLDER'S EQUITY:
  Common stock, without par value;
    100 shares authorized; issued
    and outstanding, at April 1, 2001,
    and at December 31, 2000                   35,000         35,000
  Accumulated deficit                         ( 3,886)      (  1,961)
                                             --------       --------
    Total shareholder's equity                 31,114         33,039
                                             --------       --------
      TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY                 $199,424       $203,201
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


                                       For the three Months ended
                                       --------------------------
                                          April 1,     April 2,
                                           2001         2000
                                         -------       --------

REVENUES:
  Restaurant sales                      $ 59,298      $ 61,655
  Franchise fees                             358            65
  Royalties                                1,351         1,066
  Other revenue                            1,717         1,579
                                         -------       -------
   Total revenues                         62,724        64,365
                                         -------       -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                50,636        54,393
  Depreciation and amortization
    expenses                               3,643         3,451
  General and administrative
    expenses                               6,868         6,609
  Other expenses, net                      1,099         1,083
                                         -------       -------
   Total operating expenses               62,246        65,536
                                         -------       -------
OPERATING INCOME (LOSS)                      478       ( 1,171)

GAIN ON SALE OF ASSETS                        30           --

INTEREST EXPENSE, net                    ( 3,305)      ( 3,137)
                                         -------       -------
LOSS BEFORE BENEFIT
  FROM INCOME TAXES                      ( 2,797)      ( 4,308)

BENEFIT FROM INCOME TAXES                    872         1,414
                                         -------       -------
NET LOSS                                $( 1,925)     $( 2,894)
                                         =======       =======

  See accompanying notes to consolidated condensed financial statements.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE THREE MONTHS ENDED
                  -------------------------
                       APRIL 1, 2001
                       -------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, December 31, 2000           $35,000   $( 1,961)

  Net loss                              --      ( 1,925)

                                     -------    -------
BALANCE, April 1, 2001               $35,000   $( 3,886)
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

                                               For The Three Months Ended
                                              ----------------------------
                                                 April 1,       April 2,
                                                   2001           2000
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (1,925)      $ (2,894)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities-
  Depreciation and amortization                      3,643          3,451
  Change in deferred taxes                         (    42)           476
  Gain on sale of assets                           (    30)            --
  Changes in operating assets and liabilities:
    Receivables, net                                    83            219
    Inventories                                    (    81)           246
    Prepayments and other                          (    40)           356
    Accounts payable                                    32        ( 4,164)
    Accrued liabilities                            (   678)       ( 1,927)
    Other, net                                         772        (    34)
                                                  --------       --------
      Net cash provided by (used in)
        operating activities                         1,734        ( 4,271)
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings,
    and equipment                                  ( 1,286)       ( 9,893)
    Proceeds from sale of property,
      buildings, and equipment                         539            474
                                                  --------       --------
      Net cash used in investing activities        (   747)       ( 9,419)
                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
    facility                                         1,000         14,539
  Repayments of long-term debt                     (    38)       (    21)
  Outstanding checks in excess of
    bank balance                                   ( 1,666)       (    11)
  Principal payments of
    capital lease obligations                      (   485)       (   424)
                                                  --------       --------
     Net cash provided by (used in)
       financing activities                        ( 1,189)        14,083
                                                  --------       --------
NET (DECREASE) INCREASE IN CASH AND
  TEMPORARY INVESTMENTS                            (   202)           393

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                                4,979          5,302
                                                  --------       --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                                    $ 4,777       $  5,695
                                                   =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                       $   635       $    352
                                                   =======        =======
  Income taxes                                     $    21       $    434
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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,258,000 and deferred financing costs of $5,785,000 at April 1, 2001. Goodwill is amortized over 25 years. Deferred financing costs are amortized over the life of the debt agreement. Amortization expense for goodwill and deferred financing costs for the three months ended
April 1, 2001 was $491,900 and $135,900, respectively and for the three months ended April 2, 2000 was $499,300 and $205,500, respectively. Accumulated amortization of goodwill at April 1, 2001 and April 2, 2000 was $6,955,200 and $4,978,000, respectively. Accumulated amortization of deferred financing costs at April 1, 2001 and April 2, 2000 was $2,642,400 and $2,055,000, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At April 1, 2001, there were 142 franchised or licensed restaurants and at April 2, 2000, there were 120 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company a franchise or license fee and a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' sales depending on the duration and type of the franchise agreement. Unit franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are accrued as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets.

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

Reclassifications--

Certain reclassifications have been made to prior year financial statements to conform with the 2001 presentation.

2.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company's subsidiaries have fully and unconditionally guaranteed the notes (See Note 4) of the Company. The guarantees do not restrict the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

Set forth below are condensed consolidating financials for the Company and the Subsidiary Guarantors as of April 1, 2001 and December 31, 2000 and the three months ended April 1, 2001 and April 2, 2000. The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.


CONDENSED CONSOLIDATING BALANCE SHEET
At April 1, 2001 (Unaudited)

                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,777      $   --         $   --        $  4,777
  Receivables, net                        (8,181)         350          9,700          1,869
  Inventories                              2,013           60            --           2,073
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                      795           47            --             842
                                        --------      -------        -------       --------
    Total current assets                   2,156          490          9,700         12,346
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  116,586        4,739            --         121,325
                                        --------      -------        -------       --------
Leased Properties, net                    10,779          --             --          10,779

Investment in Subsidiary                       1            1             (2)           --

Other Assets:
  Goodwill, net                           42,302          --             --          42,302
  Prepaid pension asset                    8,357          --             --           8,357
  Deferred financing costs, net            3,141          --             --           3,141
  Other                                    1,156           18                         1,174
                                        --------      -------        -------       --------
    Total other assets                    54,956           18            --          54,974
                                        --------      -------        -------       --------
Total Assets                            $184,478      $ 5,248        $ 9,698       $199,424
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $ (2,503)     $   280        $ 9,700       $  7,477
  Accrued liabilities                     20,853          387                        21,240
  Outstanding checks in excess
    of bank balance                          994           85            --           1,079
  Current portion of long-term debt                       --             143            143
  Current portion of capital lease
    obligations                            2,037          --             --           2,037
                                        --------      -------        -------       --------
    Total current liabilities             21,381          752          9,843         31,976
                                        --------      -------        -------       --------
Long Term Debt, excluding current
  portion                                113,095        1,979           (143)       114,931
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          9,781          --             --           9,781
                                        --------      -------        -------       --------
Deferred Income Taxes                     10,766         (529)                       10,237
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,385          --             --           1,385
                                        --------      -------        -------       --------

Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                       (6,930)       3,044            --          (3,886)
                                        --------      -------        -------       --------
    Total shareholder's equity            28,070        3,046             (2)        31,114
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $184,478      $ 5,248        $ 9,698       $199,424
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2000

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,554      $   425        $   --        $  4,979
  Receivables, net                        (6,411)         515          7,848          1,952
  Inventories                              1,942           50            --           1,992
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                      735           67             -             802
                                        --------      -------        -------       --------
    Total current assets                   3,572        1,090          7,848         12,510
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  118,536        4,775            --         123,311
                                        --------      -------        -------       --------
Leased Properties, net                    11,323          --             --          11,323
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)            -
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           42,794          --             --          42,794
  Prepaid pension asset                    8,358          --             --           8,358
  Deferred financing costs, net            3,278          --             --           3,278
  Other                                    1,608           19            --           1,627
                                        --------      -------        -------       --------
    Total other assets                    56,038           19            --          56,057
                                        --------      -------        -------       --------

Total assets                            $189,470     $  5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========


Current Liabilities:
  Accounts payable                      $( 1,469)    $  1,066        $7,848        $  7,445
  Accrued liabilities                     21,458          460            --          21,918
  Outstanding checks in excess
    of bank balance                        2,745          --             --           2,745
  Current portion of long-term debt                       --             120            120
  Current portion of capital lease
    obligations                            1,962          --             --           1,962
                                        --------      -------        -------       --------
      Total current liabilities           24,696        1,526          7,968         34,190
                                        --------      -------        -------       --------

Long Term Debt, excluding current
  portion                                112,100        2,012         (  120)       113,992
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                         10,341          --             --          10,341
                                        --------      -------        -------       --------

Deferred Income Taxes                     10,808         (529)            -          10,279
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,360          --             --           1,360
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                      ( 4,835)       2,874            --         ( 1,961)
                                        --------      -------        -------       --------
    Total shareholder's equity            30,165        2,876             (2)        33,039
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 1, 2001

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $ 59,298      $    --        $   --        $ 59,298
  Franchise fees                             358                         --             358
  Royalties                                1,351                         --           1,351
  Other revenue                               -         1,717            --           1,717
                                        --------      -------        -------       --------
    Total revenues                        61,007        1,717            --          62,724
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                50,636          --             --          50,636
  Depreciation and amortization
    expense                                3,514          129            --           3,643
  General and administrative
    expenses                               6,805           63            --           6,868
  Other expenses, net                       (125)       1,224            --           1,099
                                        --------      -------        -------       --------
    Total operating expenses              60,830        1,416            --          62,246
                                        --------      -------        -------       --------

OPERATING INCOME                             177          301            --             478

GAIN ON SALE OF ASSETS                        30          --             --              30

INTEREST EXPENSE, net                    ( 3,270)         (35)           --         ( 3,305)
                                        --------      -------        -------       --------
INCOME (LOSS) BEFORE PROVISION
  FOR (BENEFIT FROM) INCOME TAXES        ( 3,063)         266            --         ( 2,797)

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                           (   968)          96            --         (   872)
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 2,095)    $    170        $   --        $( 1,925)
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 2, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $ 61,655      $   --         $   --        $ 61,655
  Franchise fees                              65          --             --              65
  Royalties                                1,066          --             --           1,066
  Other revenue                               -         1,579            --           1,579
                                        --------      -------        -------       --------
    Total revenues                        62,786        1,579            --          64,365
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                54,393          --             --          54,393
  Depreciation and amortization
    expense                                3,353           98            --           3,451
  General and administrative
    expenses                               6,548           61            --           6,609
  Other expenses, net                       (100)       1,183            --           1,083
                                        --------      -------        -------       --------
    Total operating expenses              64,194        1,342            --          65,536
                                        --------      -------        -------       --------
OPERATING INCOME (LOSS)                  ( 1,408)         237            --         ( 1,171)

INTEREST INCOME (EXPENSE), net           ( 3,138)           1            --         ( 3,137)
                                        --------      -------        -------       --------
INCOME (LOSS) BEFORE PROVISION
  FOR (BENEFIT FROM) INCOME TAXES        ( 4,546)         238            --         ( 4,308)

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                           ( 1,505)          91            --         ( 1,414)
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 3,041)     $   147        $   --        $( 2,894)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2001

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (2,095)     $   170        $   --        $ (1,925)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities -
Depreciation and amortization              3,514          129            --           3,643
Change in deferred income taxes           (   42)          --            --          (   42)
Gain on sale of asset                     (   30)          --            --          (   30)
Changes in operating assets and
  liabilities:
  Receivables, net                        (   82)         165            --              83
  Inventories                             (   71)       (  10)           --          (   81)
  Prepayments and other                   (   60)          20            --          (   40)
  Accounts payable                           818        ( 786)           --              32
  Accrued liabilities                     (  605)       (  73)           --          (  678)
  Other, net                                 771            1            --             772
                                        --------      -------        -------       --------
    Net cash provided by (used in)
      operating activities                 2,118        ( 384)           --           1,734
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 1,193)       (  93)           --          (1,286)

  Proceeds from the sale of property,
    buildings and equipment                  539          --             --             539
                                        --------      -------        -------       --------
    Net cash used in investing
      activities                         (   654)       (  93)           --          (  747)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility              1,000          --             --           1,000
  Repayments of long-term debt           (     5)       (  33)           --          (   38)
  Outstanding checks in excess of
    bank balance                         ( 1,751)          85            --          (1,666)
  Principal payments of capital
    lease obligations                    (   485)         --             --          (  485)
                                        --------     --------        --------      --------
    Net cash provided by (used in)
      financing activities               ( 1,241)          52           --           (1,189)
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                      223        ( 425)           --          (  202)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  4,777      $   --        $    --        $  4,777
                                        ========     ========         =======      ========



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2000

                                      The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $( 3,041)     $   147        $   --        $( 2,894)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities -
Depreciation and amortization              3,353           98            --           3,451
Change in deferred income taxes              476          --             --             476
Changes in operating assets and
  liabilities:
  Receivables, net                           259        (  40)           --             219
  Inventories                                244            2            --             246
  Prepayments and other                      340           16            --             356
  Accounts payable                       ( 5,037)         873            --         ( 4,164)
  Accrued liabilities                    ( 1,475)       ( 452)           --         ( 1,927)
  Other, net                             (    35)           1            --         (    34)
                                        --------     --------        -------        -------
    Net cash provided by (used in)
      operating activities               ( 4,916)         645            --         ( 4,271)
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 9,372)       ( 521)           --         ( 9,893)
  Proceeds from the sale property,
    buildings and equipment                  474          --             --             474
                                        --------      -------        -------        -------
    Net cash used in investing
      activities                         ( 8,898)       ( 521)           --         ( 9,419)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility             14,539          --             --          14,539
  Repayments of long-term debt           (     5)       (  16)           --         (    21)
  Outstanding checks in excess of
    bank balance                             122        ( 133)           --         (    11)
  Principal payments of capital
    lease obligations                    (   424)         --             --         (   424)
                                        --------      -------        -------        -------
    Net cash provided by (used in)
      financing activities                14,232        ( 149)           --          14,083
                                        --------      -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                      418        (  25)           --             393

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      5,228           74            --           5,302
                                        --------      -------        -------        -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  5,646      $    49        $   --        $  5,695
                                        ========      =======        =======        =======

3. Segment Reporting

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

Segment information is as follows:

----------------------------------------------------------------------------
                                                      April 1,      April 2,
(in thousands)                                         2001           2000
----------------------------------------------------------------------------
Revenues:
  Restaurants                                        $ 59,298       $ 61,655
  Franchising                                           1,709          1,131
  FBO                                                   1,717          1,579
----------------------------------------------------------------------------
Total segment revenues                               $ 62,724       $ 64,365
============================================================================



Depreciation and Amortization
  Restaurants                                        $  3,489       $  3,336
  Franchising                                               1              1
  FBO                                                      79             63
----------------------------------------------------------------------------
Total segment depreciation and amortization          $  3,569       $  3,400
============================================================================

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
  Restaurant                                         $  2,336       $  1,086
  Franchising                                           1,260            759
  FBO                                                     408            316
----------------------------------------------------------------------------
Total segment EBITDA                                 $  4,004       $  2,161
============================================================================

                                                      April 1,     December 31,
                                                        2001         2000
-----------------------------------------------------------------------------
Capital Expenditures:
  Restaurants                                        $  1,193       $ 22,463
  Franchising                                               0              0
  FBO                                                      93          1,305
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  1,286       $ 23,768
===============================================================================

Total Assets:
  Restaurants                                        $190,770       $194,326
  Franchising                                           1,637          1,599
  FBO                                                   2,935          3,515
-------------------------------------------------------------------------------
Total segment assets                                 $195,342       $199,440
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                      April 1,        April 2,
                                                        2001            2000
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  3,569       $  3,400
Unreported segments (1)                                    74             51
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  3,643       $  3,451
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $  4,004       $  2,161
Unreported segments (1)                                   147            119
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $  4,151       $  2,280
===============================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                      April 1,     December 31,
                                                        2001          2000
-------------------------------------------------------------------------------
Total segment assets                                 $195,342       $199,440
Unreported segments (1)                                 4,082          3,761
-------------------------------------------------------------------------------
Total consolidated assets                            $199,424       $203,201
===============================================================================
(1) Unreported segments do not meet the quantitative thresholds for segment reporting.



4.  INDEBTEDNESS

Revolving Credit Agreement:

The Company has in place a credit facility with a bank for $25 million
(the "Credit Facility") which matures in May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 3.5%) that is determined by certain financial covenants. The weighted average interest rate on borrowings under the Credit Facility at April 1, 2001 was 9.37%. Availability under the Credit Facility as of
April 1, 2001 was $9.8 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of April 1, 2001, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

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

5.  CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff have reached a tentative settlement of this lawsuit and have requested the court's preliminary approval of the settlement. Under the proposed class action settlement, the Company will agree to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period. After notice to putative class members, a final hearing was held on May 3, 2001 for the court to consider final approval of the settlement. The Company anticipates that the court will render its final decision concerning approval of the settlement before July 2001. If the settlement is not approved or the terms of the settlement are materially changed by the court, the Company could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

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

Cash operating profit for the three months ended April 1, 2001 was $4.1 million compared to $2.3 million for the three months ended April 2, 2000, an increase of 80.7%. This increase in cash operating profit was primarily attributable to a decrease in cost of restaurant sales and an increase in franchise royalties and fees.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)
                                  (Unaudited)

                                           For the Three Months Ended
                                          ----------------------------
                                            April 1,        April 2
                                              2001            2000
                                            --------      --------

RESTAURANT SALES:
  Company owned                             $ 59,298       $ 61,655
  Franchise                                   28,166         21,867
                                            --------       --------
SYSTEMWIDE RESTAURANT SALES                 $ 87,464       $ 83,522
  Percent change                               4.72%        ( 0.23%)

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          250            255

  Restaurant Sales                          $ 59,298       $ 61,655
    Percent change                           ( 3.82%)       ( 2.52%)

  Percent change in same restaurant sales     (2.55%)       ( 6.45%)


Selected components are --

Cost of restaurant sales                    $ 50,636       $ 54,393
    As a percent of restaurant sales          85.39%         88.22%

  Food and paper cost                       $ 18,847       $ 19,809
    As a percent of restaurant sales          31.78%         32.13%

  Direct labor                              $ 14,018       $ 16,010
    As a percent of restaurant sales          23.64%         25.97%

  Other labor costs                         $  5,069       $  5,275
    As a percent of restaurant sales           8.55%          8.55%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          142            120

  Restaurant Sales                          $ 28,166       $ 21,867
    Percent change                            28.80%          6.85%

  Percent change in same restaurant sales     (2.78%)        (2.25%)







       Comparison of the Three Months Ended April 1, 2001
       ----------------------------------------------------
            to the Three Months Ended April 2, 2000

            -----------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $59.3 million for company-owned and $28.2 million for franchised units, for the three months ended April 1, 2001 increased 4.7% to $87.5 million compared to $83.5 million for the same period last year.

Total Company revenues decreased 2.5% to $62.7 million in the three months ended April 1, 2001 compared to $64.4 million in the same period last year. The $1.6 million decrease was comprised of a $2.4 million decrease in restaurant sales, offset by a $578,000 increase in royalty and franchise revenue and a $138,000 increase in other revenue from the Company's aviation subsidiary. The decrease in restaurant sales was due to a decrease in the number of Company owned restaurants combined with a decrease in same store sales. The Company operated 250 restaurants at April 1, 2001 compared to 255 restaurants at April 2, 2000.

Company-owned same restaurant sales decreased 2.6%, compared to the same period in 2000. The decrease was attributable to a combination of factors, including softer economic conditions and heavy discounting by competitors, both of which adversely affected customer traffic in the Company's restaurants. The average customer check for Company owned restaurants increased 4.6% to $4.58 for the three months ended April 1, 2001, compared to $4.38 for the same period in 2000. This increase resulted primarily from price increases implemented by the Company in May and October of 2000.

The Company's franchisees opened 11 franchised restaurants in the three months ended April 1, 2001 compared to one in the three months ended
April 2, 2000. The franchise system operated 142 restaurants at April 1, 2001 compared to 120 at April 2, 2000. Franchise fee income was $358,000 in the three months ended April 1, 2001 compared to $65,000 in the three months ended April 2, 2000. Royalty revenue increased 26.7% to $1.4 million in the three months ended April 1, 2001 from $1.1 million in the three months ended April 2, 2000. This increase resulted primarily from a 28.8% increase in franchise restaurant sales.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.7 million for the three months ended April 1, 2001 compared to $1.6 million for the three months ended April 1, 2000, an 8.7% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the three months ended April 1, 2001 compared to the three months ended April 1, 2000.

Cost of restaurant sales was $50.6 million for the three months ended
April 1, 2001 compared to $54.4 million for the three months ended
April 2, 2000. Food and paper costs as a percent of restaurant sales decreased to 31.8% in the three months ended April 1, 2001 from 32.1% in the three months ended April 2, 2000. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from a decrease in pork, beef and other commodity pricing and improved cost controls, partially offset by an increase in sales of the Company's new Chicken Stripper offering. The new Chicken Stripper has a higher food cost as a percentage of sales, but because of its higher price, contributes more profit than many of the Company's other offerings. Direct labor as a percent of restaurant sales decreased to 23.6% from 26.0% in the prior year. Average wage increased 2.6% from $6.11 last year to $6.27 this year. This increase was more than offset by improvements in the utilization of the Company's store level labor tracking systems.

Depreciation and amortization expenses increased $192,000, or 5.6%, to $3.6 million in the three months ended April 1, 2001 versus the same period last year. The increase resulted primarily from capital expenditures in fiscal 2000 related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses increased $259,000, or 3.9%, to $6.9 million in the three months ended April 1, 2001 versus same period last year. The increase in general and administrative expenses resulted primarily from expenses related to additional staffing in the Company's franchise operation's department.

Other expenses increased $16,000, or 1.5%, to $1.1 million in the three months ended April 1, 2001 versus the same period last year. This increase resulted primarily from an increase in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the three months ended April 1, 2001 compared to the same period in 2000.

The Company reported a gain on sale of assets of $30,000 for the three months ended April 1, 2001 compared to none for the three months ended April 2, 2000. The gain resulted from the sale of a restaurant to a franchisee.

Interest expense, net of interest income, increased $168,000 to $3.3 million in the three months ended April 1, 2001 from $3.1 million in the three months ended April 2, 2000. The increase resulted from an increase in interest expense related to capitalized leases and higher costs related to borrowings on the Company's Credit Facility.

The Company's provision for income taxes increased $542,000, to a $872,000 tax benefit from $1.4 million tax benefit in the three months ended April 2, 2000. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $19.6 million at April 1, 2001, compared to a working capital deficit of $21.7 million at December 31, 2000.

Capital expenditures totaled approximately $1.3 million in the three months ended April 1, 2001 as compared to $9.9 million in the three months ended April 2, 2000. The Company opened no new restaurants during the three months ended April 1, 2001 and opened six during the three months ended
April 2, 2000. Management estimates that capital expenditures will be approximately $12.2 million during the remainder of 2001. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants, ongoing capital improvements, and the conversion of the restaurant cash register systems.

In August 2000, the Company obtained a sale and leaseback commitment from a firm for up to $14.0 million of properties to be developed by the Company. This commitment expires in August 2001. The primary term of leases under this arrangement is 18 years, with two successive five year renewal options.

At April 1, 2001, the Company had available cash of approximately $4.8 million, receivables of $1.9 million, and $9.8 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit seeks class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. The Company and plaintiff have reached a tentative settlement of this lawsuit and have requested the court's preliminary approval of the settlement. Under the proposed class action settlement, the Company will agree to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period. After notice to putative class members, a final hearing was held on May 3, 2001 for the court to consider final approval of the settlement. The Company anticipates that the court will render its final decision concerning approval of the settlement before July 2001. If the settlement is not approved or the terms of the settlement are materially changed by the court, the Company could be forced to accelerate capital expenditures on certain of its existing Krystal restaurants.

The Company is party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibits is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the first quarter of 2001.






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

Dated: 5/10/01          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)