Form 10-Q
period 2001-07-01
KRYSTAL COMPANY
filed 2001-08-10
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended July 1, 2001

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 9, 2001.




                          THE KRYSTAL COMPANY
                          -------------------
                            July 1, 2001
                            ------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------


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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of July 1, 2001 and December 31, 2000, and (2) their change in shareholder's equity for the six months ended July 1, 2001 and (3) the results of their operations for the three and six months ended July 1, 2001 and July 2, 2000 and
(4) their cash flows for the six months ended July 1, 2001 and July 2, 2000 have been included. The results of operations for the interim period ended July 1, 2001 are not necessarily indicative of the results for the full year.

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



         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                         (In thousands)

                                               July 1,     December 31,
                                                2001          2000
                                            (Unaudited)
                                             ---------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and temporary investments             $  4,686       $  4,979
  Receivables, net                              1,824          1,952
  Inventories                                   2,041          1,992
  Deferred income taxes                         2,785          2,785
  Prepayments and other                         1,300            802
                                             --------       --------
    Total current assets                       12,636         12,510
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       120,275        123,311
                                             --------       --------
LEASED PROPERTIES, net                         10,234         11,323
                                             --------       --------
OTHER ASSETS:
  Goodwill, net                                41,810         42,794
  Prepaid pension asset                         8,556          8,358
  Deferred financing costs, net                 3,005          3,278
  Other                                         1,164          1,627
                                             --------       --------
    Total other assets                         54,535         56,057
                                             --------       --------
      TOTAL ASSETS                           $197,680       $203,201
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.



                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                               July 1,      December 31,
                                                2001           2000
                                            (Unaudited)
                                            -----------     ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                           $  3,575       $  7,445
  Accrued liabilities                          20,583         21,918
  Outstanding checks in excess
    of bank balance                             3,545          2,745
  Current portion of long-term debt               277            120
  Current portion of capital
    lease obligations                           2,068          1,962
                                             --------       --------
    Total current liabilities                  30,048         34,190
                                             --------       --------

LONG-TERM DEBT, excluding current portion     115,834        113,992
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              9,254         10,341
                                             --------       --------
DEFERRED INCOME TAXES                          10,199         10,279
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,406          1,360
                                             --------       --------
SHAREHOLDER'S EQUITY:
  Common stock, without par value;
    100 shares authorized; issued
    and outstanding, at July 1, 2001,
    and at December 31, 2000                   35,000         35,000
  Accumulated deficit                         ( 4,061)      (  1,961)
                                             --------       --------
    Total shareholder's equity                 30,939         33,039
                                             --------       --------
      TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY                 $197,680       $203,201
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.



                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                         (In thousands) (Unaudited)

                                             For the Three                For the Six
                                              Months Ended                Months Ended
                                       --------------------------    ------------------------
                                          July 1,      July 2,        July 1,        July 2,
                                           2001         2000           2001            2000
                                         -------       --------     ----------     ----------
REVENUES:
  Restaurant sales                      $ 63,337      $ 66,439      $122,635       $128,094
  Franchise fees                             145           260           503            325
  Royalties                                1,485         1,250         2,836          2,316
  Other revenue                            1,791         1,814         3,508          3,393
                                         -------       -------       -------        -------
   Total revenues                         66,758        69,763       129,482        134,128
                                         -------       -------       -------        -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                53,628        55,489       104,264        109,882
  Depreciation and amortization
    expenses                               3,622         3,495         7,265          6,946
  General and administrative
    expenses                               5,864         6,410        12,732         13,019
  Other expenses, net                      1,092         1,191         2,191          2,274
                                         -------       -------       -------        -------
   Total operating expenses               64,206        66,585       126,452        132,121
                                         -------       -------       -------        -------
OPERATING INCOME                           2,552         3,178         3,030          2,007

GAIN ON SALE OF ASSETS                       566           --            596            --

INTEREST EXPENSE, net                    ( 3,254)      ( 3,184)      ( 6,559)       ( 6,321)
                                         -------       -------       -------        -------
LOSS BEFORE (PROVISION FOR)BENEFIT
  FROM INCOME TAXES                      (   136)      (     6)      ( 2,933)       ( 4,314)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                           (    39)      (   175)          833          1,239
                                         -------       -------       -------        -------
NET LOSS                                $(   175)     $(   181)     $( 2,100)      $( 3,075)
                                         =======       =======       =======        =======

  See accompanying notes to consolidated condensed financial statements.




             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE SIX MONTHS ENDED
                  ------------------------
                       JULY 1, 2001
                       ------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, December 31, 2000           $35,000   $( 1,961)

  Net loss                              --      ( 2,100)

                                     -------    -------
BALANCE, July 1, 2001                $35,000   $( 4,061)
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.




                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                                       For the Six
                                                      Months Ended
                                                 ----------------------
                                                  July 1,      July 2,
                                                   2001         2000
                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $( 2,100)    $( 3,075)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities-
  Depreciation and amortization                   7,265        6,946
  Change in deferred taxes                      (    80)       1,041
  Gain on sale of assets                        (   596)          --
  Changes in operating assets and liabilities:
    Receivables, net                                128          192
    Inventories                                 (    49)         260
    Prepayments and other                       (   498)         267
    Accounts payable                            ( 3,870)       1,659
    Accrued liabilities                         ( 1,335)     ( 2,993)
    Other, net                                      619      (   123)
                                               --------     --------
      Net cash provided by (used in)
        operating activities                    (   516)       4,174
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings,
    and equipment                               ( 3,579)     (21,300)
    Proceeds from sale of property,
      buildings, and equipment                    1,984        4,296
                                               --------     --------
      Net cash used in investing activities     ( 1,595)     (17,004)
                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
    facility                                      2,075       17,000
  Repayments of long-term debt                  (    76)     (   497)
  Outstanding checks in excess of
    bank balance                                    800      ( 2,842)
  Principal payments of
    capital lease obligations                   (   981)     (   864)
                                               --------     --------
     Net cash provided by
       financing activities                       1,818       12,797
                                               --------     --------
NET DECREASE IN CASH AND
  TEMPORARY INVESTMENTS                         (   293)     (    33)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                             4,979        5,302
                                               --------     --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                                 $ 4,686     $  5,269
                                                =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                    $ 6,395     $  6,237
                                                =======      =======
  Income taxes                                  $    69     $    670
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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,257,500 and deferred financing costs of $5,783,000 at July 1, 2001. Goodwill is amortized over 25 years. Deferred financing costs are amortized over the life of the debt agreement. Amortization expense for goodwill and deferred financing costs for the three months ended
July 1, 2001 was $491,900 and $135,900, respectively and for the three months ended July 2, 2000 was $499,300 and $181,400, respectively. Amortization expense for goodwill and deferred financing costs for the six months ended July 1, 2001 was $983,800 and $271,700, respectively and for the six months
ended July 2, 2000 was $998,500 and $386,900, respectively.   Accumulated
amortization of goodwill at July 1, 2001 and July 2, 2000 was $7,447,100 and $5,477,000, respectively. Accumulated amortization of deferred financing costs at July 1, 2001 and July 2, 2000 was $2,778,300 and $2,236,500, respectively.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards will require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 will require that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company will be required to reduce goodwill through a charge to earnings. There will be no financial statement impact on the Company related to the Standards in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1,967,600 through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At July 1, 2001, there were 148 franchised or licensed restaurants and at July 2, 2000, there were 127 franchised or licensed restaurants.

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

Set forth below are condensed consolidating financials for the Company and the Subsidiary Guarantors as of July 1, 2001 and December 31, 2000 and the six months ended July 1, 2001 and July 2, 2000. The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.


CONDENSED CONSOLIDATING BALANCE SHEET
At July 1, 2001 (Unaudited)
                                       The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,686      $   --         $   --        $  4,686
  Receivables, net                        (8,335)         325          9,834          1,824
  Inventories                              1,991           50            --           2,041
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                    1,278           22            --           1,300
                                        --------      -------        -------       --------
    Total current assets                   2,372          430          9,834         12,636
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  115,638        4,637            --         120,275
                                        --------      -------        -------       --------
Leased Properties, net                    10,234          --             --          10,234
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           41,810          --             --          41,810
  Prepaid pension asset                    8,556          --             --           8,556
  Deferred financing costs, net            3,005          --             --           3,005
  Other                                    1,146           18                         1,164
                                        --------      -------        -------       --------
    Total other assets                    54,517           18            --          54,535
                                        --------      -------        -------       --------
Total Assets                            $182,762      $ 5,086        $ 9,832       $197,680
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $ (6,316)     $    57        $ 9,834       $  3,575
  Accrued liabilities                     20,259          324            --          20,583
  Outstanding checks in excess
    of bank balance                        3,503           42            --           3,545
  Current portion of long-term debt          --           --             277            277
  Current portion of capital lease
    obligations                            2,068          --             --           2,068
                                        --------      -------        -------       --------
    Total current liabilities             19,514          423         10,111         30,048
                                        --------      -------        -------       --------
Long Term Debt, excluding current
  portion                                114,170        1,941        (   277)       115,834
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          9,254          --             --           9,254
                                        --------      -------        -------       --------
Deferred Income Taxes                     10,728      (   529)           --          10,199
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,406          --             --           1,406
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                       (7,310)       3,249            --          (4,061)
                                        --------      -------        -------       --------
    Total shareholder's equity            27,690        3,251             (2)        30,939
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $182,762      $ 5,086        $ 9,832       $197,680
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2000 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,554      $   425        $   --        $  4,979
  Receivables, net                        (6,411)         515          7,848          1,952
  Inventories                              1,942           50            --           1,992
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                      735           67            --             802
                                        --------      -------        -------       --------
    Total current assets                   3,572        1,090          7,848         12,510
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  118,536        4,775            --         123,311
                                        --------      -------        -------       --------
Leased Properties, net                    11,323          --             --          11,323
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           42,794          --             --          42,794
  Prepaid pension asset                    8,358          --             --           8,358
  Deferred financing costs, net            3,278          --             --           3,278
  Other                                    1,608           19            --           1,627
                                        --------      -------        -------       --------
    Total other assets                    56,038           19            --          56,057
                                        --------      -------        -------       --------
Total assets                            $189,470     $  5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $( 1,469)    $  1,066        $7,848        $  7,445
  Accrued liabilities                     21,458          460            --          21,918
  Outstanding checks in excess
    of bank balance                        2,745          --             --           2,745
  Current portion of long-term debt          --           --             120            120
  Current portion of capital lease
    obligations                            1,962          --             --           1,962
                                        --------      -------        -------       --------
      Total current liabilities           24,696        1,526          7,968         34,190
                                        --------      -------        -------       --------
Long Term Debt, excluding current
  portion                                112,100        2,012         (  120)       113,992
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                         10,341          --             --          10,341
                                        --------      -------        -------       --------

Deferred Income Taxes                     10,808         (529)           --          10,279
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,360          --             --           1,360
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                      ( 4,835)       2,874            --         ( 1,961)
                                        --------      -------        -------       --------
    Total shareholder's equity            30,165        2,876             (2)        33,039
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 1, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $122,635      $   --         $   --        $122,635
  Franchise fees                             503          --             --             503
  Royalties                                2,836          --             --           2,836
  Other revenue                              --         3,508            --           3,508
                                        --------      -------        -------       --------
    Total revenues                       125,974        3,508            --         129,482
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               104,264          --             --         104,264
  Depreciation and amortization
    expense                                7,010          255            --           7,265
  General and administrative
    expenses                              12,605          127            --          12,732
  Other expenses, net                    (   258)       2,449            --           2,191
                                        --------      -------        -------       --------
    Total operating expenses             123,621        2,831            --         126,452
                                        --------      -------        -------       --------
OPERATING INCOME                           2,353          677            --           3,030

GAIN ON SALE OF ASSETS                       596          --             --             596

INTEREST EXPENSE, net                    ( 6,486)      (   73)           --         ( 6,559)
                                        --------      -------        -------       --------
INCOME (LOSS) BEFORE (PROVISION
  FOR) BENEFIT FROM INCOME TAXES         ( 3,537)         604            --         ( 2,933)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             1,062       (  229)           --             833
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 2,475)     $   375        $   --        $( 2,100)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 2, 2000 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $128,094      $    --        $   --        $128,094
  Franchise fees                             325           --            --             325
  Royalties                                2,316           --            --           2,316
  Other revenue                              --         3,393            --           3,393
                                        --------      -------        -------       --------
    Total revenues                       130,735        3,393            --         134,128
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               109,882          --             --         109,882
  Depreciation and amortization
    expense                                6,735          211            --           6,946
  General and administrative
    expenses                              12,902          117            --          13,019
  Other expenses, net                       (207)       2,481            --           2,274
                                        --------      -------        -------       --------
    Total operating expenses             129,312        2,809            --         132,121
                                        --------      -------        -------       --------

OPERATING INCOME                           1,423          584            --           2,007

GAIN ON SALE OF ASSETS                       --           --             --             --

INTEREST INCOME (EXPENSE), net           ( 6,322)           1            --         ( 6,321)
                                        --------      -------        -------       --------
INCOME (LOSS) BEFORE (PROVISION
  FOR) BENEFIT FROM INCOME TAXES         ( 4,899)         585            --         ( 4,314)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             1,462       (  223)           --           1,239
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 3,437)    $    362        $   --        $( 3,075)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 1, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (2,475)     $   375        $   --        $( 2,100)
Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities -
Depreciation and amortization              7,010          255            --           7,265
Change in deferred income taxes           (   80)          --            --         (    80)
Gain on sale of assets                    (  596)          --            --         (   596)
Changes in operating assets and
  liabilities:
  Receivables, net                        (   62)         190            --             128
  Inventories                             (   49)          --            --         (    49)
  Prepayments and other                   (  543)          45            --         (   498)
  Accounts payable                        (2,861)     ( 1,009)           --         ( 3,870)
  Accrued liabilities                     (1,199)     (   136)           --         ( 1,335)
  Other, net                                 619           --            --             619
                                        --------      -------        -------       --------
    Net cash used in
      operating activities                (  236)     (   280)           --         (   516)
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 3,463)     (   116)           --         ( 3,579)

  Proceeds from the sale of property,
    buildings and equipment                1,984          --             --           1,984
                                        --------      -------        -------       --------
    Net cash used in investing
      activities                         ( 1,479)     (   116)           --         ( 1,595)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility              2,075          --             --           2,075
  Repayments of long-term debt           (     5)     (    71)           --         (    76)
  Outstanding checks in excess of
    bank balance                             758           42            --             800
  Principal payments of capital
    lease obligations                    (   981)         --             --         (   981)
                                        --------     --------        --------      --------
    Net cash provided by (used in)
      financing activities                 1,847      (    29)           --           1,818
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                      132      (   425)           --         (   293)
CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  4,686      $   --        $    --        $  4,686
                                        ========     ========         =======      ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2000 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $( 3,437)     $   362        $   --        $( 3,075)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities -
Depreciation and amortization              6,735          211            --           6,946
Change in deferred income taxes            1,041          --             --           1,041
Changes in operating assets and
  liabilities:
  Receivables, net                           248       (   56)           --             192
  Inventories                                238           22            --             260
  Prepayments and other                      236           31            --             267
  Accounts payable                         2,001       (  342)           --           1,659
  Accrued liabilities                    ( 2,685)      (  308)           --         ( 2,993)
  Other, net                             (   104)      (   19)           --         (   123)
                                        --------     --------        -------        -------
    Net cash provided by (used in)
      operating activities                 4,273       (   99)           --           4,174
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        (19,662)      (1,638)           --         (21,300)
  Proceeds from the sale property,
    buildings and equipment                4,296          --             --           4,296
                                        --------      -------        -------        -------
    Net cash used in investing
      activities                         (15,366)      (1,638)           --         (17,004)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility             15,000        2,000            --          17,000
  Repayments of long-term debt           (   466)      (   31)           --         (   497)
  Outstanding checks in excess of
    bank balance                         ( 2,709)      (  133)           --         ( 2,842)
  Principal payments of capital
    lease obligations                    (   864)         --             --         (   864)
                                        --------      -------        -------        -------
    Net cash provided by
      financing activities                10,961        1,836            --          12,797
                                        --------      -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                  (   132)          99            --         (    33)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      5,228           74            --           5,302
                                        --------      -------        -------        -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  5,096      $   173        $   --        $  5,269
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

Segment information is as follows:

----------------------------------------------------------------------------
                                                      July 1,        July 2,
(in thousands)                                         2001           2000
----------------------------------------------------------------------------
Revenues:
  Restaurants                                        $122,635       $128,094
  Franchising                                           3,339          2,641
  FBO                                                   3,508          3,393
----------------------------------------------------------------------------
Total segment revenues                               $129,482       $134,128
============================================================================

Depreciation and Amortization
  Restaurants                                        $  6,959       $  6,702
  Franchising                                               2              2
  FBO                                                     155            126
----------------------------------------------------------------------------
Total segment depreciation and amortization          $  7,116       $  6,830
============================================================================

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
  Restaurant                                         $  6,693       $  5,987
  Franchising                                           2,412          1,964
  FBO                                                     889            752
----------------------------------------------------------------------------
Total segment EBITDA                                 $  9,994       $  8,703
============================================================================

                                                      July 1,     December 31,
                                                        2001         2000
-----------------------------------------------------------------------------
Capital Expenditures:
  Restaurants                                        $  3,463       $ 22,463
  Franchising                                               0              0
  FBO                                                     116          1,305
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  3,579       $ 23,768
===============================================================================

Total Assets:
  Restaurants                                        $189,144       $194,326
  Franchising                                           1,709          1,599
  FBO                                                   2,829          3,515
-------------------------------------------------------------------------------
Total segment assets                                 $193,682       $199,440
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                      July 1,          July 2,
                                                        2001            2000
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  7,116       $  6,830
Unreported segments (1)                                   149            116
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  7,265       $  6,946
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $  9,994       $  8,703
Unreported segments (1)                                   301            250
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 10,295       $  8,953
===============================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                      July 1,     December 31,
                                                        2001          2000
-------------------------------------------------------------------------------
Total segment assets                                 $193,682       $199,440
Unreported segments (1)                                 3,998          3,761
-------------------------------------------------------------------------------
Total consolidated assets                            $197,680       $203,201
===============================================================================
(1) Unreported segments do not meet the quantitative thresholds for segment reporting.


4.  INDEBTEDNESS

Revolving Credit Agreement:

The Company has in place a credit facility with a bank for $25 million
(the "Credit Facility") which matures in May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 3.5%) that is determined by certain financial covenants. The weighted average interest rate on borrowings under the Credit Facility at July 1, 2001 was 7.75%. Availability under the Credit Facility as of
July 1, 2001 was $8.3 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of July 1, 2001, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

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

5.  CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit sought class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. On
July 12, 2001, a judgment was entered by the court that ordered the provisional certification of the settlement class be made final and ratified, affirmed and adopted the court's preliminary approval of the terms of settlement between the plaintiff and the Company which, among other things, requires the Company to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period beginning in 2002.

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

Cash operating profit for the three months ended July 1, 2001 was $6.2 million compared to $6.7 million for the three months ended July 2, 2000, a decrease of 7.5%. This decrease in cash operating profit was primarily attributable to a decrease in the number of Company operated restaurants, a decrease in same restaurant sales and an increase in cost of restaurant sales as a percentage of restaurant sales.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)
                                  (Unaudited)

                                                 For the Three            For the Six
                                                 Months Ended             Months Ended
                                            --------------------     ---------------------
                                            July 1,      July 2,     July 1,       July 2,
                                             2001         2000        2001          2000
                                           --------    --------      ---------    --------
RESTAURANT SALES:
  Company owned                            $ 63,337     $ 66,439     $122,635     $128,094
  Franchise                                  31,263       25,614       59,429       47,482
                                           --------     --------     --------     --------
SYSTEMWIDE RESTAURANT SALES                $ 94,600     $ 92,053     $182,064     $175,576
  Percent change                              2.77%        5.75%        3.70%        2.82%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                         247          260          247          260

  Restaurant Sales                         $ 63,337     $ 66,439     $122,635     $128,094
    Percent change                          ( 4.67%)       2.61%      ( 4.26%)       0.08%

  Percent change in same restaurant sales   ( 1.38%)     ( 3.25%)     ( 1.95%)     ( 4.82%)


Selected components are --

Cost of restaurant sales                   $ 53,628     $ 55,489     $104,264     $109,882
    As a percent of restaurant sales         84.67%       83.51%       85.02%       85.77%

  Food and paper cost                      $ 20,953     $ 21,771     $ 39,800     $ 41,580
    As a percent of restaurant sales         33.08%       32.77%       32.45%       32.46%

  Direct labor                             $ 14,345     $ 15,445     $ 28,363     $ 31,455
    As a percent of restaurant sales         22.65%       23.25%       23.13%       24.56%

  Other labor costs                        $  4,927     $  5,006     $  9,996     $ 10,281
    As a percent of restaurant sales          7.78%        7.53%        8.15%        8.03%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                         148          127          148          127

  Restaurant Sales                         $ 31,263     $ 25,614     $ 59,429     $ 47,482
    Percent change                           22.05%       14.88%       25.16%       11.04%

  Percent change in same restaurant sales    (3.45%)       0.51%       (3.13%)      (0.86%)




        Comparison of the Three Months Ended July 1, 2001
       -------------------------------------------------
             to the Three Months Ended July 2, 2000
             --------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $63.3 million for Company-owned and $31.3 million for franchised units, for the three months ended July 1, 2001 increased 2.8% to $94.6 million compared to $92.1 million for the same period last year.

Total Company revenues decreased 4.3% to $66.8 million in the three months ended July 1, 2001 compared to $69.8 million in the same period last year.
The $3.0 million decrease was comprised of a $3.1 million decrease in restaurant sales, offset by a $100,000 increase in royalty and franchise revenue. The decrease in restaurant sales was due to a decrease in the number of Company-owned restaurants combined with a decrease in same store sales. The Company operated 247 restaurants at July 1, 2001 compared to 260 restaurants at July 2, 2000. The 13 store decrease in Company operated units resulted from the Company's sale (re-franchising) of eight restaurants, which were sold in connection with the execution of new store development commitments by franchisees, and the closure of five under performing units.

Company-owned same restaurant sales decreased 1.38%, compared to the same period in 2000. The decrease was attributable to a combination of factors, including softer economic conditions and heavy discounting by competitors, both of which adversely affected customer traffic in the Company's restaurants. The average customer check for Company-owned restaurants increased 2.0% to $4.69 for the three months ended July 1, 2001, compared to $4.60 for the same period in 2000. This increase resulted primarily from price increases implemented by the Company in May and October of 2000.

Franchise fee income was $145,000 in the three months ended July 1, 2001 compared to $260,000 in the three months ended July 2, 2000. Royalty revenue increased 18.8% to $1.5 million in the three months ended July 1, 2001 from $1.3 million in the three months ended July 2, 2000. The decrease in franchise fees, which are earned upon the opening of new restaurants, resulted from a decrease in the number of new franchise restaurants opened compared to the same period in 2000. During the three months ended July 1, 2001, franchisees opened four new restaurants, and re-opened three additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. During the three months ended
July 2, 2000, franchisees opened eight new franchise restaurants. The increase in franchise royalties was due to a 22.05% increase in franchise system sales compared to the same period in 2000 resulting from a 16.5% increase in the number of franchisee operated restaurants. The franchise system operated 148 restaurants at July 1, 2001 compared to 127 at July 2, 2000.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.8 million for the three months ended July 1, 2001 and for the three months ended July 2, 2000.

Cost of restaurant sales was $53.6 million for the three months ended
July 1, 2001 compared to $55.5 million for the three months ended
July 2, 2000. Food and paper costs as a percent of restaurant sales increased to 33.1% in the three months ended July 1, 2001 from 32.8% in the three months ended July 2, 2000. The increase in food and paper costs as a percent of restaurant sales resulted primarily from an increase in pork, beef, cheese and other commodity pricing, an increase in sales of the Company's new Steak and Cheese sandwich offering, all partially offset by improved cost controls. The new Steak and Cheese sandwich had a higher food cost as a percentage of sales than most of the Company's other menu offerings. Direct labor as a percent of restaurant sales was 22.7% during the three months ended July 1, 2001, compared to 23.3% in the same period in 2000. Average wage increased 1.8% to $6.35 during the three months ended July 1, 2001, compared to $6.24 in the same period in 2000. This increase was more than offset by an increase in labor efficiency resulting from increased efforts by management and improvements in the utilization of the Company's store level labor management systems.

Depreciation and amortization expenses increased $127,000, or 3.6%, to $3.6 million in the three months ended July 1, 2001 versus the same period last year. The increase resulted primarily from capital expenditures in fiscal 2000 related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $546,000, or 8.5%, to $5.9 million in the three months ended July 1, 2001 versus same period last year.
The decrease in general and administrative expenses resulted primarily from the reduction of expenses related to advertising, pension and other controllable expenses.

Other expenses decreased $99,000, or 8.3%, to $1.1 million in the three months ended July 1, 2001 versus the same period last year. This decrease resulted primarily from a decrease in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the three months ended July 1, 2001 compared to the same period in 2000.

The Company reported a gain on sale of assets of $566,000 for the three months ended July 1, 2001 compared to none for the three months ended July 2, 2000. The gain resulted from the sale of a restaurant to a franchisee and the sale of other non-operating properties.

Interest expense, net of interest income, increased $70,000 to $3.3 million in the three months ended July 1, 2001 from $3.2 million in the three months ended July 2, 2000. This increase resulted primarily from a decrease in interest income of $100,000 in the three months ended July 1, 2001 compared to the same period in 2000. Also contributing to the increase was an increase in capital lease interest expense associated with three sale-leaseback transactions undertaken in September 2000. These increases were partially offset by a decrease in interest rates on borrowings under the Company's Credit Facility as well as a $3.2 million decrease in long-term debt.

The Company's provision for income taxes decreased $136,000, to a $39,000 tax expense from $175,000 tax expense in the three months ended July 2, 2000.
The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.




            Comparison of the Six Months Ended July 1, 2001
            -----------------------------------------------
                 to the Six Months Ended July 2, 2000
                 ------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $122.6 million for Company-owned and $59.5 million for franchised units, for the six months ended July 1, 2001 increased 3.7% to $182.1 million compared to $175.6 million for the same period last year.

Total Company revenues decreased 3.5% to $129.5 million in the six months ended July 1, 2001 compared to $134.1 million in the same period last year.
The $4.6 million decrease was comprised of a $5.5 million decrease in restaurant sales, offset by a $698,000 increase in royalty and franchise revenue and a $115,000 increase in other revenue from the Company's aviation subsidiary. The decrease in restaurant sales was due to a decrease in the number of Company-owned restaurants combined with a decrease in same store sales. The Company operated 247 restaurants at July 1, 2001 compared to 260 restaurants at July 2, 2000. The 13 store decrease in Company operated units resulted from the Company's sale (re-franchising) of eight restaurants, which were sold in connection with the execution of new store development commitments by franchisees, and the closure of five under performing units.

Company-owned same restaurant sales decreased 1.95%, compared to the same period in 2000. The decrease was attributable to a combination of factors, including softer economic conditions and heavy discounting by competitors, both of which adversely affected customer traffic in the Company's restaurants. The average customer check for Company-owned restaurants increased 3.3% to $4.64 for the six months ended July 1, 2001, compared to $4.49 for the same period in 2000. This increase resulted primarily from price increases implemented by the Company in May and October of 2000.

Franchise fee income was $503,000 in the six months ended July 1, 2001 compared to $325,000 in the six months ended July 2, 2000. Royalty revenue increased 22.5% to $2.8 million in the six months ended July 1, 2001 from $2.3 million in the six months ended July 2, 2000. The increase in franchise fees, which are earned upon the opening of new restaurants, resulted from an increase in the number of new franchise restaurants opened compared to the same period in 2000. During the six months ended July 1, 2001, franchisees opened 15 new restaurants, and re-opened three additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. During the six months ended
July 2, 2000, franchisees opened 10 new franchise restaurants. The increase in franchise royalties was due to a 25.2% increase in franchise system sales compared to the same period in 2000 resulting from a 16.5% increase in the number of franchisee operated restaurants. The franchise system operated 148 restaurants at July 1, 2001 compared to 127 at July 2, 2000.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $3.5 million for the six months ended July 1, 2001 compared to $3.4 million for the six months ended July 2, 2000, a 3.4% increase. This increase in revenue resulted primarily from an increase in retail jet fuel prices during the six months ended July 1, 2001 compared to the six months ended July 2, 2000.

Cost of restaurant sales was $104.3 million for the six months ended
July 1, 2001 compared to $109.9 million for the six months ended
July 2, 2000. Food and paper costs as a percent of restaurant sales was the same in the six months ended July 1, 2001 and in the six months ended July 2, 2000 at 32.5%. Direct labor as a percent of restaurant sales was 23.1% during the six months ended July 1, 2001, compared to 24.6% in the same period in 2000. Average wage increased 1.8% to $6.34 during the six months ended July 1, 2001, compared to $6.23 in the same period in 2000. This increase was more than offset by improvements in the utilization of the Company's store level labor management systems.

Depreciation and amortization expenses increased $319,000, or 4.6%, to $7.3 million in the six months ended July 1, 2001 versus the same period last year. The increase resulted primarily from capital expenditures in fiscal 2000 related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $287,000, or 2.2%, to $12.7 million in the six months ended July 1, 2001 versus same period last year. The decrease in general and administrative expenses resulted primarily from decreased expenditures in advertising, pension and other related expenses.

Other expenses decreased $83,000, or 3.7%, to $2.2 million in the six months ended July 1, 2001 versus the same period last year. This decrease resulted primarily from decreases in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the six months ended July 1, 2001 compared to the same period in 2000.

The Company reported a gain on sale of assets of $596,000 for the six months ended July 1, 2001 compared to none for the six months ended July 2, 2000. The gain resulted from the sale of two restaurants to franchisees and the sale of other non-operating properties.

Interest expense, net of interest income increased $238,000 to $6.6 million in the six months ended July 1, 2001 from $6.3 million in the six months ended July 2, 2000. This increase resulted primarily from a decrease in interest income related to the funding of construction of new stores. Also contributing to the increase was an increase in capital lease interest expense associated with three recent sale-leaseback transactions. These increases were partially offset by a decrease in interest rates on borrowings under the Company's Credit Facility as well as a $3.2 million decrease in long-term debt.

The Company's provision for income taxes increased $406,000, to a $833,000 tax benefit from $1.2 million tax benefit in the six months ended July 2, 2000.
The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $17.4 million at July 1, 2001, compared to a working capital deficit of $21.7 million at December 31, 2000.

Capital expenditures totaled approximately $3.6 million in the six months ended July 1, 2001 as compared to $21.3 million in the six months ended
July 2, 2000. The Company opened no new restaurants during the six months ended July 1, 2001 compared to 12 opened during the six months ended July 2, 2000. Management estimates that capital expenditures will be approximately $3.5 million during the remainder of 2001. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants and ongoing capital improvements.

In August 2000, the Company obtained a sale and leaseback commitment from a firm for up to $14.0 million of properties to be developed by the Company. This commitment expires in August 2001. The primary term of leases under this arrangement is 18 years, with two successive five year renewal options.

At July 1, 2001, the Company had available cash of approximately $4.7 million, receivables of $1.8 million, and $8.3 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards will require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 will require that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company will be required to reduce goodwill through a charge to earnings. There will be no financial statement impact on the Company related to the Standards in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1,967,600 through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.


PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit sought class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. On
July 12, 2001, a judgment was entered by the court that ordered the provisional certification of the settlement class be made final and ratified, affirmed and adopted the court's preliminary approval of the terms of settlement between the plaintiff and the Company which, among other things, requires the Company to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period beginning in 2002.

The Company is party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

By unanimous written consent dated as of April 19, 2001, Port Royal Holdings, Inc., the Company's sole shareholder, elected the following directors for the
Company:  Philip H. Sanford, James F. Exum, Jr., Andrew G. Cope,
S. K. Johnston III, W. A. Bryan Patten, Richard C. Patton, Benjamin R. Probasco and A. Alexander Taylor II.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibits is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the second quarter of 2001.




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

Dated: 8/9/01          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)







1


1