Form 10-Q
period 2001-09-30
KRYSTAL COMPANY
filed 2001-11-01
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended September 30, 2001

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 1, 2001.






                          THE KRYSTAL COMPANY
                          -------------------
                          September 30, 2001
                          ------------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 30, 2001 and December 31, 2000, and (2) their change in shareholder's equity for the nine months ended September 30, 2001 and (3) the results of their operations for the three and nine months ended
September 30, 2001 and October 1, 2000 and (4) their cash flows for the nine months ended September 30, 2001 and October 1, 2000 have been included. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results for the full year.

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






         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                         (In thousands)


                                            September 30,  December 31,
                                                2001          2000
                                            (Unaudited)
                                             ---------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and temporary investments             $  4,388       $  4,979
  Receivables, net                              1,812          1,952
  Inventories                                   1,989          1,992
  Deferred income taxes                         2,785          2,785
  Prepayments and other                           968            802
                                             --------       --------
    Total current assets                       11,942         12,510
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net       118,322        123,311
                                             --------       --------
LEASED PROPERTIES, net                          9,689         11,323
                                             --------       --------
OTHER ASSETS:
  Goodwill, net                                41,250         42,794
  Prepaid pension asset                         8,655          8,358
  Deferred financing costs, net                 2,869          3,278
  Other                                         1,142          1,627
                                             --------       --------
    Total other assets                         53,916         56,057
                                             --------       --------
      TOTAL ASSETS                           $193,869       $203,201
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.













                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                            September 30,   December 31,
                                                2001           2000
                                            (Unaudited)
                                            -----------     ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                           $  3,258       $  7,445
  Accrued liabilities                          21,306         21,918
  Outstanding checks in excess
    of bank balance                             2,947          2,745
  Current portion of long-term debt               303            120
  Current portion of capital
    lease obligations                           2,100          1,962
                                             --------       --------
    Total current liabilities                  29,914         34,190
                                             --------       --------

LONG-TERM DEBT, excluding current portion     113,943        113,992
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              8,717         10,341
                                             --------       --------
DEFERRED INCOME TAXES                          10,159         10,279
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     1,429          1,360
                                             --------       --------
SHAREHOLDER'S EQUITY:
  Common stock, without par value;
    100 shares authorized; issued
    and outstanding, at September 30, 2001,
    and at December 31, 2000                   35,000         35,000
  Accumulated deficit                         ( 5,293)      (  1,961)
                                             --------       --------
    Total shareholder's equity                 29,707         33,039
                                             --------       --------
      TOTAL LIABILITIES AND
        SHAREHOLDER'S EQUITY                 $193,869       $203,201
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.








                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------
                         (In thousands) (Unaudited)

                                             For the Three                For the Nine
                                              Months Ended                Months Ended
                                       --------------------------    ------------------------
                                          Sept. 30,    Oct. 1,       Sept. 30,        Oct. 1,
                                           2001         2000           2001            2000
                                         -------       --------     ----------     ----------
REVENUES:
  Restaurant sales                      $ 61,703      $ 63,802      $184,311       $191,896
  Franchise fees                             173           303           676            628
  Royalties                                1,541         1,301         4,377          3,617
  Other revenue                            1,598         1,780         5,106          5,173
                                         -------       -------       -------        -------
   Total revenues                         65,015        67,186       194,470        201,314
                                         -------       -------       -------        -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                52,085        53,266       156,322        163,148
  Depreciation and amortization
    expenses                               3,619         3,550        10,884         10,496
  General and administrative
    expenses                               6,547         6,842        19,279         19,861
  Other expenses, net                      1,292         1,202         3,483          3,476
                                         -------       -------       -------        -------
   Total operating expenses               63,543        64,860       189,968        196,981
                                         -------       -------       -------        -------
OPERATING INCOME                           1,472         2,326         4,502          4,333

GAIN (LOSS) ON SALE OF ASSETS            (    48)          199           548            199

INTEREST EXPENSE, net                    ( 3,183)      ( 3,285)      ( 9,742)       ( 9,606)
                                         -------       -------       -------        -------
LOSS BEFORE BENEFIT FROM
  INCOME TAXES                           ( 1,759)      (   760)      ( 4,692)       ( 5,074)

BENEFIT FROM INCOME TAXES                    527           112         1,360          1,351
                                         -------       -------       -------        -------
NET LOSS                                $( 1,232)     $(   648)     $( 3,332)      $( 3,723)
                                         =======       =======       =======        =======

  See accompanying notes to consolidated condensed financial statements.











             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE NINE MONTHS ENDED
                  -------------------------
                     SEPTEMBER 30, 2001
                     ------------------
                       (In thousands)
                        (Unaudited)

                                     Common    Retained
                                      Stock    Earnings
                                    --------   --------

BALANCE, December 31, 2000           $35,000   $( 1,961)

  Net loss                              --      ( 3,332)

                                     -------    -------
BALANCE, September 30, 2001          $35,000   $( 5,293)
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.




                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------
                          (In thousands)
                            (Unaudited)
                                                       For the Nine
                                                       Months Ended
                                                 ----------------------
                                                September 30,  October 1,
                                                   2001          2000
                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $( 3,332)    $( 3,723)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities-
  Depreciation and amortization                  10,884       10,496
  Change in deferred taxes                      (   120)     (   278)
  Gain on sale of assets                        (   548)     (   199)
  Loss on impaired assets                           345           -
  Changes in operating assets and liabilities:
    Receivables, net                                140           50
    Inventories                                       3          231
    Prepayments and other                       (   166)         319
    Accounts payable                            ( 4,187)     (    58)
    Accrued liabilities                         (   612)     ( 1,874)
    Other, net                                      729          596
                                               --------     --------
      Net cash provided by
        operating activities                      3,136        5,560
                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings,
    and equipment                               ( 4,801)     (24,590)
  Proceeds from sale of property,
    buildings, and equipment                      2,224        8,962
                                               --------     --------
      Net cash used in investing activities     ( 2,577)     (15,628)
                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit
    facility                                        254       13,539
  Long-term debt borrowing                           -         2,000
  Repayments of long-term debt                  (   120)     (    89)
  Outstanding checks in excess of
    bank balance                                    202      ( 3,701)
  Principal payments of
    capital lease obligations                   ( 1,486)     ( 1,313)
                                               --------     --------
     Net cash provided by (used in)
       financing activities                     ( 1,150)      10,436
                                               --------     --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                         (   591)         368

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                             4,979        5,302
                                               --------     --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                                 $ 4,388     $  5,670
                                                =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                    $ 6,587     $  6,989
                                                =======      =======
    Income taxes                                $    97     $    694
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

Intangibles --

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,189,400 and deferred financing costs of $5,783,400 at September 30, 2001. Goodwill is amortized over 25 years. Deferred financing costs are amortized over the life of the debt agreement. Amortization expense for goodwill and deferred financing costs for the three months ended
September 30, 2001 was $491,900 and $135,900, respectively and for the three months ended October 1, 2000 was $494,300 and $135,000, respectively. Amortization expense for goodwill and deferred financing costs for the nine months ended September 30, 2001 was $1,475,700 and $407,600, respectively and for the nine months ended October 1, 2000 was $1,493,000 and $521,700, respectively. Accumulated amortization of goodwill at September 30, 2001 and October 1, 2000 was $7,939,000 and $5,971,000, respectively. Accumulated amortization of deferred financing costs at September 30, 2001 and October 1, 2000 was $2,914,100 and $2,371,200, respectively.

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

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At September 30, 2001, there were 155 franchised or licensed restaurants and at October 1, 2000, there were 133 franchised or licensed restaurants.

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

Set forth below are condensed consolidating financials for the Company and the Subsidiary Guarantors as of September 30, 2001 and December 31, 2000 and the nine months ended September 30, 2001 and October 1, 2000. The equity method has been used by the Company with respect to investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.


CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 2001 (Unaudited)
                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,323      $    65        $   --        $  4,388
  Receivables, net                        (9,763)         285         11,290          1,812
  Inventories                              1,931           58            --           1,989
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                      968          --             --             968
                                        --------      -------        -------       --------
    Total current assets                     211          441         11,290         11,942
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  113,795        4,527            --         118,322
                                        --------      -------        -------       --------
Leased Properties, net                     9,689          --             --           9,689
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           41,250          --             --          41,250
  Prepaid pension asset                    8,655          --             --           8,655
  Deferred financing costs, net            2,869          --             --           2,869
  Other                                    1,124           18                         1,142
                                        --------      -------        -------       --------
    Total other assets                    53,898           18            --          53,916
                                        --------      -------        -------       --------
Total Assets                            $177,594      $ 4,987        $11,288       $193,869
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $ (7,808)     $(  224)        $11,290      $  3,258
  Accrued liabilities                     20,887          419            --          21,306
  Outstanding checks in excess
    of bank balance                        2,947          --             --           2,947
  Current portion of long-term debt          --           --             303            303
  Current portion of capital lease
    obligations                            2,100          --             --           2,100
                                        --------      -------        -------       --------
    Total current liabilities             18,126          195         11,593         29,914
                                        --------      -------        -------       --------
Long-Term Debt, excluding current
  portion                                112,349        1,897        (   303)       113,943
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          8,717          --             --           8,717
                                        --------      -------        -------       --------
Deferred Income Taxes                     10,688      (   529)           --          10,159
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,429          --             --           1,429
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                       (8,715)       3,422            --          (5,293)
                                        --------      -------        -------       --------
    Total shareholder's equity            26,285        3,424             (2)        29,707
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $177,594      $ 4,987        $11,288       $193,869
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2000 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  4,554      $   425        $   --        $  4,979
  Receivables, net                        (6,411)         515          7,848          1,952
  Inventories                              1,942           50            --           1,992
  Deferred income taxes                    2,752           33            --           2,785
  Prepayments and other                      735           67            --             802
                                        --------      -------        -------       --------
    Total current assets                   3,572        1,090          7,848         12,510
                                        --------      -------        -------       --------
Property, buildings, and equipment, net  118,536        4,775            --         123,311
                                        --------      -------        -------       --------
Leased Properties, net                    11,323          --             --          11,323
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           42,794          --             --          42,794
  Prepaid pension asset                    8,358          --             --           8,358
  Deferred financing costs, net            3,278          --             --           3,278
  Other                                    1,608           19            --           1,627
                                        --------      -------        -------       --------
    Total other assets                    56,038           19            --          56,057
                                        --------      -------        -------       --------
Total assets                            $189,470     $  5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $( 1,469)    $  1,066         $7,848       $  7,445
  Accrued liabilities                     21,458          460            --          21,918
  Outstanding checks in excess
    of bank balance                        2,745          --             --           2,745
  Current portion of long-term debt          --           --             120            120
  Current portion of capital lease
    obligations                            1,962          --             --           1,962
                                        --------      -------        -------       --------
      Total current liabilities           24,696        1,526          7,968         34,190
                                        --------      -------        -------       --------
Long-Term Debt, excluding current
  portion                                112,100        2,012         (  120)       113,992
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                         10,341          --             --          10,341
                                        --------      -------        -------       --------

Deferred Income Taxes                     10,808         (529)           --          10,279
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,360          --             --           1,360
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                      ( 4,835)       2,874            --         ( 1,961)
                                        --------      -------        -------       --------
    Total shareholder's equity            30,165        2,876             (2)        33,039
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $184,311      $   --         $   --        $184,311
  Franchise fees                             676          --             --             676
  Royalties                                4,377          --             --           4,377
  Other revenue                              --         5,106            --           5,106
                                        --------      -------        -------       --------
    Total revenues                       189,364        5,106            --         194,470
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               156,322          --             --         156,322
  Depreciation and amortization
    expense                               10,504          380            --          10,884
  General and administrative
    expenses                              19,080          199            --          19,279
  Other expenses, net                    (    58)       3,541            --           3,483
                                        --------      -------        -------       --------
    Total operating expenses             185,848        4,120            --         189,968
                                        --------      -------        -------       --------
OPERATING INCOME                           3,516          986            --           4,502

GAIN ON SALE OF ASSETS                       548          --             --             548

INTEREST EXPENSE, net                    ( 9,638)      (  104)           --         ( 9,742)
                                        --------      -------        -------       --------

INCOME (LOSS) BEFORE (PROVISION
  FOR) BENEFIT FROM INCOME TAXES         ( 5,574)         882            --         ( 4,692)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             1,694       (  334)           --           1,360
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 3,880)     $   548        $   --        $( 3,332)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 1, 2000 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
REVENUES:
  Restaurant sales                      $191,896      $    --        $   --        $191,896
  Franchise fees                             628           --            --             628
  Royalties                                3,617           --            --           3,617
  Other revenue                              --         5,173            --           5,173
                                        --------      -------        -------       --------
    Total revenues                       196,141        5,173            --         201,314
                                        --------      -------        -------       --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales               163,148          --             --         163,148
  Depreciation and amortization
    expense                               10,165          331            --          10,496
  General and administrative
    expenses                              19,675          186            --          19,861
  Other expenses, net                    (   310)       3,786            --           3,476
                                        --------      -------        -------       --------
    Total operating expenses             192,678        4,303            --         196,981
                                        --------      -------        -------       --------

OPERATING INCOME                           3,463          870            --           4,333

GAIN ON SALE OF ASSETS                       199          --             --             199

INTEREST EXPENSE, net                    ( 9,565)      (   41)           --         ( 9,606)
                                        --------      -------        -------       --------
INCOME (LOSS) BEFORE (PROVISION
  FOR) BENEFIT FROM INCOME TAXES         ( 5,903)         829            --         ( 5,074)

(PROVISION FOR) BENEFIT FROM
  INCOME TAXES                             1,667       (  316)           --           1,351
                                        --------      -------        -------       --------
NET INCOME (LOSS)                       $( 4,236)    $    513        $   --        $( 3,723)
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001 (Unaudited)
                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (3,880)     $   548        $   --        $( 3,332)
Adjustments to reconcile net
  income (loss) to net cash provided by
  (used in) operating activities -
Depreciation and amortization             10,504          380            --          10,884
Change in deferred income taxes          (   120)          --            --         (   120)
Gain on sale of assets                   (   548)          --            --         (   548)
Loss on impaired assets                      345           --            --             345
Changes in operating assets and
  liabilities:
  Receivables, net                         3,352          230         (3,442)           140
  Inventories                                 11      (     8)           --               3
  Prepayments and other                  (   233)          67            --         (   166)
  Accounts payable                       ( 6,339)     ( 1,290)         3,442        ( 4,187)
  Accrued liabilities                    (   571)     (    41)           --         (   612)
  Other, net                                 728            1            --             729
                                        --------      -------        -------       --------
    Net cash provided by (used in)
      operating activities                 3,249      (   113)           --           3,136
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 4,669)     (   132)           --         ( 4,801)

  Proceeds from the sale of property,
    buildings and equipment                2,224          --             --           2,224
                                        --------      -------        -------       --------
    Net cash used in investing
      activities                         ( 2,445)     (   132)           --         ( 2,577)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility                254          --             --             254
  Repayments of long-term debt           (     5)     (   115)           --         (   120)
  Outstanding checks in excess of
    bank balance                             202          --             --             202
  Principal payments of capital
    lease obligations                    ( 1,486)         --             --         ( 1,486)
                                        --------     --------        --------      --------
    Net cash used in
      financing activities               ( 1,035)     (   115)           --         ( 1,150)
                                        --------     --------         -------      --------
NET DECREASE IN CASH AND
  TEMPORARY INVESTMENTS                  (   231)     (   360)           --         (   591)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  4,323      $    65       $    --        $  4,388
                                        ========     ========         =======      ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2000 (Unaudited)

                                       The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $( 4,236)     $   513        $   --        $( 3,723)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities -
Depreciation and amortization             10,165          331            --          10,496
Change in deferred income taxes          (   278)          --            --         (   278)
Gain on sale of assets                   (   199)          --            --         (   199)
Changes in operating assets and
  liabilities:
  Receivables, net                         1,540       (   80)        ( 1,410)           50
  Inventories                                231           --            --             231
  Prepayments and other                      275           44            --             319
  Accounts payable                       ( 1,213)      (  255)          1,410       (    58)
  Accrued liabilities                    ( 1,707)      (  167)           --         ( 1,874)
  Other, net                                 616       (   20)           --             596
                                        --------     --------        -------        -------
    Net cash provided by
      operating activities                 5,194          366            --           5,560
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        (22,742)      (1,848)           --         (24,590)
  Proceeds from the sale property,
    buildings and equipment                8,962          --             --           8,962
                                        --------      -------        -------        -------
    Net cash used in investing
      activities                         (13,780)      (1,848)           --         (15,628)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility             13,539           --            --          13,539
  Borrowings of long-term debt                --        2,000            --           2,000
  Repayments of long-term debt           (     5)      (   84)           --         (    89)
  Outstanding checks in excess of
    bank balance                         ( 3,568)      (  133)           --         ( 3,701)
  Principal payments of capital
    lease obligations                    ( 1,313)          --            --         ( 1,313)
                                        --------      -------        -------        -------
    Net cash provided by
      financing activities                 8,653        1,783            --          10,436
                                        --------      -------        -------        -------
NET INCREASE IN CASH AND
  TEMPORARY INVESTMENTS                       67          301            --             368

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      5,228           74            --           5,302
                                        --------      -------        -------        -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  5,295      $   375        $   --        $  5,670
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

Segment information is as follows:

----------------------------------------------------------------------------
                                                    September 30,  October 1,
(in thousands)                                         2001           2000
----------------------------------------------------------------------------
Revenues:
  Restaurants                                        $184,311       $191,896
  Franchising                                           5,053          4,245
  FBO                                                   5,106          5,173
----------------------------------------------------------------------------
Total segment revenues                               $194,470       $201,314
============================================================================

Depreciation and Amortization
  Restaurants                                        $ 10,426       $ 10,115
  Franchising                                               3              3
  FBO                                                     232            197
----------------------------------------------------------------------------
Total segment depreciation and amortization          $ 10,661       $ 10,315
============================================================================

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
  Restaurant                                         $ 10,037       $ 10,386
  Franchising                                           3,580          2,932
  FBO                                                   1,304          1,138
----------------------------------------------------------------------------
Total segment EBITDA                                 $ 14,921       $ 14,456
============================================================================








                                                    September 30,  December 31,
                                                        2001          2000
-----------------------------------------------------------------------------
Capital Expenditures:
  Restaurants                                        $  4,669       $ 22,463
  Franchising                                              -              -
  FBO                                                     132          1,305
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  4,801       $ 23,768
===============================================================================

Total Assets:
  Restaurants                                        $185,400       $194,326
  Franchising                                           1,769          1,599
  FBO                                                   2,784          3,515
-------------------------------------------------------------------------------
Total segment assets                                 $189,953       $199,440
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                   September 30,     October 1,
                                                        2001            2000
-------------------------------------------------------------------------------
Segment depreciation and amortization                $ 10,661       $ 10,315
Unreported segments (1)                                   223            181
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $ 10,884       $ 10,496
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $ 14,921       $ 14,456
Unreported segments (1)                                   465            373
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 15,386       $ 14,829
===============================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                    September 30,  December 31,
                                                        2001          2000
-------------------------------------------------------------------------------
Total segment assets                                 $189,953       $199,440
Unreported segments (1)                                 3,916          3,761
-------------------------------------------------------------------------------
Total consolidated assets                            $193,869       $203,201
===============================================================================
(1) Unreported segments do not meet the quantitative thresholds for segment reporting.




4.  INDEBTEDNESS

Revolving Credit Agreement:

The Company has in place a credit facility with a bank for $25 million
(the "Credit Facility") which matures in May, 2003. Borrowings under the Credit Facility bear interest rates, at the option of the Company, equal to either: (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin of 0.5%; or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which changes from 0.75% to 3.5%) that is determined by certain financial covenants. The weighted average interest rate on borrowings under the Credit Facility at September 30, 2001 was 6.56%. Availability under the Credit Facility as of September 30, 2001 was $9.7 million.

The Credit Facility contains restrictive covenants including, but not limited to: (a) the Company's required maintenance of minimum levels of tangible net worth; (b) limitations regarding additional indebtedness; (c) the Company's required maintenance of a minimum amount of fixed charges coverage; and
(d) limitations regarding liens on assets. Additionally, the Credit Facility contains a provision that, in the event of a defined change of control, the Credit Facility will be terminated. As of September 30, 2001, and for the quarter then ended, the Company was in compliance with, or had obtained waivers for, all loan covenants.

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

5.  CONTINGENCIES

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit sought class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. As reported in the Company's Quarterly Report on Form 10-Q for its second quarter of fiscal 2001, on July 12, 2001, a judgment was entered by the court that ordered the provisional certification of the settlement class be made final and ratified, affirmed and adopted the court's preliminary approval of the terms of settlement between the plaintiff and the Company which, among other things, requires the Company to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period beginning in 2002.




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

Cash operating profit for the three months ended September 30, 2001 was $5.1 million compared to $5.9 million for the three months ended October 1, 2000, a decrease of 13.4%. This decrease in cash operating profit was primarily attributable to a decrease in the number of Company operated restaurants, a decrease in same restaurant sales and an increase in cost of restaurant sales as a percentage of restaurant sales.

The following table reflects certain key operating statistics which impact the Company's financial results:






















                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)
                                  (Unaudited)

                                               For the Three            For the Nine
                                               Months Ended             Months Ended
                                            --------------------     ---------------------
                                           Sept. 30,     Oct. 1,    Sept. 30,      Oct. 1,
                                             2001         2000        2001          2000
                                           --------    --------      ---------    --------
RESTAURANT SALES:
  Company owned                            $ 61,703     $ 63,802     $184,311     $191,896
  Franchise                                  32,473       26,763       91,902       74,245
                                           --------     --------     --------     --------
SYSTEMWIDE RESTAURANT SALES                $ 94,176     $ 90,565     $276,213     $266,141
  Percent change                              3.99%        3.18%        3.78%        2.94%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                         247          255          247          255

  Restaurant Sales                         $ 61,703     $ 63,802     $184,311     $191,896
    Percent change                          ( 3.29%)     ( 1.75%)     ( 3.95%)     ( 0.54%)

  Percent change in same restaurant sales   ( 0.28%)     ( 5.10%)     ( 1.39%)     ( 4.90%)


Selected components are --

Cost of restaurant sales                   $ 52,085     $ 53,266     $156,322     $163,148
    As a percent of restaurant sales         84.42%       83.48%       84.81%       85.02%

  Food and paper cost                      $ 20,243     $ 20,521     $ 60,043     $ 62,101
    As a percent of restaurant sales         32.81%       32.16%       32.58%       32.36%

  Direct labor                             $ 13,938     $ 15,078     $ 42,301     $ 46,533
    As a percent of restaurant sales         22.59%       23.63%       22.95%       24.25%

  Other labor costs                        $  4,677     $  4,835     $ 14,673     $ 15,116
    As a percent of restaurant sales          7.58%        7.58%        7.96%        7.89%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                         155          133          155          133

  Restaurant Sales                         $ 32,473     $ 26,763     $ 91,902     $ 74,245
    Percent change                           21.34%       17.22%       23.78%       13.19%

  Percent change in same restaurant sales    (1.15%)      (5.04%)      (2.46%)      (2.35%)




        Comparison of the Three Months Ended September 30, 2001
       --------------------------------------------------------
             to the Three Months Ended October 1, 2000
             -----------------------------------------

                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $61.7 million for Company-owned and $32.5 million for franchised units, for the three months ended September 30, 2001 increased 4.0% to $94.2 million compared to $90.6 million for the same period last year.

Total Company revenues decreased 3.2% to $65.0 million in the three months ended September 30, 2001 compared to $67.2 million in the same period last year. The $2.2 million decrease was comprised of a $2.1 million decrease in restaurant sales, a $182,000 decrease in revenue from the Company's aviation subsidiary, offset by a $110,000 increase in royalty and franchise revenue. The decrease in restaurant sales was due to a decrease in the number of Company-owned restaurants combined with a decrease in same store sales. The Company operated 247 restaurants at September 30, 2001 compared to 255 restaurants at October 1, 2000. The eight store decrease in Company operated units resulted from the Company's sale (re-franchising) of three restaurants, which were sold in connection with the execution of new restaurant development commitments by franchisees, and the closure of five under-performing units.

Company-owned same restaurant sales decreased 0.28%, compared to the same period in 2000. The decrease was attributable in part to softer economic conditions, which adversely affected customer traffic in the Company's restaurants, particularly during the week of September 11, 2001. Management estimates the lost sales during the week of September 11, 2001 had the effect of reducing same restaurant sales for the current quarter by approximately 0.35%. The average customer check for Company-owned restaurants increased 1.5% to $4.65 for the three months ended September 30, 2001, compared to $4.58 for the same period in 2000. This increase resulted primarily from price increases implemented by the Company in October of 2000.

Franchise fee income was $173,000 in the three months ended September 30, 2001 compared to $303,000 in the three months ended October 1, 2000. Royalty revenue increased 18.4% to $1.5 million in the three months ended
September 30, 2001 from $1.3 million in the three months ended October 1, 2000. The decrease in franchise fees, which are earned upon the opening of new restaurants, resulted from a decrease in the number of new franchise restaurants opened compared to the same period in 2000. During the three months ended September 30, 2001, franchisees opened five new restaurants, and re-opened four additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. During the three months ended October 1, 2000, franchisees opened 11 new franchise restaurants. The increase in franchise royalties was due to a 21.33% increase in franchise system sales compared to the same period in 2000 resulting primarily from a 16.54% increase in the number of franchisee operated restaurants. The franchise system operated 155 restaurants at September 30, 2001 compared to 133 at October 1, 2000.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.6 million for the three months ended September 30, 2001 and $1.8 million for the three months ended October 1, 2000, a 10.2% decrease. This decrease resulted primarily from a decrease of 14.2% in jet fuel sales volume for the three months ended September 30, 2001 compared to the same period in 2000.

Cost of restaurant sales was $52.1 million for the three months ended September 30, 2001 compared to $53.3 million for the three months ended October 1, 2000. Food and paper costs as a percent of restaurant sales increased to 32.8% in the three months ended September 30, 2001 from 32.2% in the three months ended October 1, 2000. The increase in food and paper costs as a percent of restaurant sales resulted primarily from an increase in beef, cheese and other commodity pricing, partially offset by improved cost controls. Direct labor as a percent of restaurant sales was 22.6% during the three months ended September 30, 2001, compared to 23.6% in the same period in 2000. Average wage increased 1.3% to $6.33 during the three months ended September 30, 2001, compared to $6.25 in the same period in 2000. This increase was more than offset by an increase in labor efficiency resulting from improvements in the utilization of the Company's store level labor management systems.

Depreciation and amortization expenses increased $69,000, or 1.9%, to $3.6 million in the three months ended September 30, 2001 versus the same period last year. The increase resulted primarily from capital expenditures in fiscal 2000 related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $295,000, or 4.3%, to $6.5 million in the three months ended September 30, 2001 versus same period last year. The decrease in general and administrative expenses resulted primarily from the reduction of expenses related to advertising, pension and other controllable expenses.

Other expenses increased $90,000, or 7.5%, to $1.3 million in the three months ended September 30, 2001 versus the same period last year. This increase resulted primarily from a write-off of $345,000 for impaired assets during the three months ending September 30, 2001 and partially offset by a decrease in the wholesale cost and volume of jet fuel purchased by the Company's aviation subsidiary in the three months ended September 30, 2001 compared to the same period in 2000.

The Company reported a loss on sale of assets of $48,000 for the three months ended September 30, 2001 compared to a $199,000 gain for the three months ended October 1, 2000. The loss and gain resulted from the sale of restaurants to franchisees and the sale of other non-operating properties.

Interest expense, net of interest income, decreased $102,000 to $3.2 million in the three months ended September 30, 2001 from $3.3 million in the three months ended October 1, 2000. This decrease primarily resulted from a decrease in interest rates on borrowings under the Company's Credit Facility as well as a $3.9 million decrease in long-term debt.

The Company's provision for income taxes decreased $415,000, to a $527,000 tax benefit in the three months ended September 30, 2001 from a $112,000 tax benefit in the three months ended October 1, 2000. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.



            Comparison of the Nine Months Ended September 30, 2001
            ------------------------------------------------------
                 to the Nine Months Ended October 1, 2000
                 ----------------------------------------

                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $184.3 million for Company-owned and $91.9 million for franchised units, for the nine months ended September 30, 2001 increased 3.8% to $276.2 million compared to $266.1 million for the same period last year.

Total Company revenues decreased 3.4% to $194.5 million in the nine months ended September 30, 2001 compared to $201.3 million in the same period of 2000. The $6.8 million decrease was comprised of a $7.6 million decrease in restaurant sales, a $67,000 decrease in other revenue from the Company's aviation subsidiary, offset by a $808,000 increase in royalty and franchise revenue. The decrease in restaurant sales was due to a decrease in the number of Company-owned restaurants combined with a decrease in same store sales. The Company operated 247 restaurants at September 30, 2001 compared to 255 restaurants at October 1, 2000. The eight store decrease in Company operated units resulted from the Company's sale (re-franchising) of three restaurants, which were sold in connection with the execution of new restaurant development commitments by franchisees, and the closure of five under-performing units.

Company-owned same restaurant sales decreased 1.39%, compared to the same period in 2000. The decrease was attributable in part to softer economic conditions, which adversely affected customer traffic in the Company's restaurants. The average customer check for Company-owned restaurants increased 2.7% to $4.64 for the nine months ended September 30, 2001, compared to $4.52 for the same period in 2000. This increase resulted primarily from price increases implemented by the Company in May and October of 2000.

Franchise fee income was $676,000 in the nine months ended September 30, 2001 compared to $628,000 in the nine months ended October 1, 2000. Royalty revenue increased 21.0% to $4.4 million in the nine months ended September 30, 2001 from $3.6 million in the nine months ended October 1, 2000. The increase in franchise fees, which are earned upon the opening of new restaurants, resulted primarily from an increase in the number of new franchise restaurants opened compared to the same period in 2000. During the nine months ended
September 30, 2001, franchisees opened 20 new restaurants, and re-opened seven additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. During the nine months ended October 1, 2000, franchisees opened 21 franchise restaurants which included four units that were transferred among franchisees. The increase in franchise royalties was due to a 23.8% increase in franchise system sales compared to the same period in 2000 resulting from a 16.5% increase in the number of franchisee operated restaurants. The franchise system operated 155 restaurants at September 30, 2001 compared to 133 at October 1, 2000.



Other revenue, which is generated primarily from the Company's aviation subsidiary, was $5.1 million for the nine months ended September 30, 2001 compared to $5.2 million for the nine months ended October 1, 2000, a 1.3% decrease. This decrease in revenue resulted primarily from a 8.8% decrease in jet fuel volume and was partially offset by an increase in retail jet fuel prices during the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000.

Cost of restaurant sales was $156.3 million for the nine months ended
September 30, 2001 compared to $163.1 million for the nine months ended
October 1, 2000. Food and paper costs as a percent of restaurant sales was 32.6% in the nine months ended September 30, 2001 compared to 32.4% in the nine months ended October 1, 2000. The increase in food and paper costs as a percent of restaurant sales resulted from an increase in beef, cheese and other commodity pricing, partially offset by improved cost controls. Direct labor as a percent of restaurant sales was 23.0% during the nine months ended September 30, 2001, compared to 24.3% in the same period in 2000. Average wage increased 1.4% to $6.34 during the nine months ended September 30, 2001, compared to $6.25 in the same period in 2000. This increase was more than offset by improvements in the utilization of the Company's store level labor management systems.

Depreciation and amortization expenses increased $388,000, or 3.7%, to $10.9 million in the nine months ended September 30, 2001 versus the same period last year. The increase resulted primarily from capital expenditures in fiscal
2000 related to refurbishing restaurant buildings, upgrading restaurant equipment and opening new restaurants.

General and administrative expenses decreased $582,000, or 2.9%, to $19.3 million in the nine months ended September 30, 2001 versus same period last year. The decrease in general and administrative expenses resulted primarily from decreased expenditures in advertising, pension and other related expenses.

Other expenses were $3.5 million in the nine months ended September 30, 2001 and October 1, 2000.

The Company reported a gain on sale of assets of $548,000 for the nine months ended September 30, 2001 compared to $199,000 for the nine months ended
October 1, 2000. The gain resulted from the sale of restaurants to franchisees and the sale of other non-operating properties.

Interest expense, net of interest income increased $136,000 to $9.7 million in the nine months ended September 30, 2001 from $9.6 million in the nine months ended October 1, 2000. This increase resulted primarily from a decrease in interest income related to the funding of construction of new stores. Also contributing to the increase was an increase in capital lease interest expense associated with three recent sale-leaseback transactions. These increases were partially offset by a decrease in interest rates on borrowings under the Company's Credit Facility as well as a $3.9 million decrease in long-term debt.

The Company's provision for income taxes had a $1.4 million tax benefit in the nine months ended September 30, 2001 and October 1, 2000. The effective tax rate exceeded the statutory income tax rate primarily because of the non-deductible portion of amortization expense associated with acquisition-related goodwill.




                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $18.0 million at September 30, 2001, compared to a working capital deficit of $21.7 million at December 31, 2000.

Capital expenditures totaled approximately $4.8 million in the nine months ended September 30, 2001 as compared to $24.6 million in the nine months ended October 1, 2000. The Company opened no new restaurants during the nine months ended September 30, 2001 compared to 12 opened during the nine months ended October 1, 2000. Management estimates that capital expenditures will be approximately $1.3 million during the remainder of 2001. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants and ongoing capital improvements.

At September 30, 2001, the Company had available cash of approximately $4.4 million, receivables of $1.8 million, and $9.7 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

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











PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

On September 21, 1999, the Company was named as a defendant in a lawsuit filed in the Northern District of Alabama (Michael Jones vs. The Krystal Company) alleging that the plaintiff was denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act.
The lawsuit sought class action status on behalf of all wheelchair bound patrons of the Company's restaurants who have been denied access to restrooms. As reported in the Company's Quarterly Report on Form 10-Q for its second quarter of fiscal 2001, on July 12, 2001, a judgment was entered by the court that ordered the provisional certification of the settlement class be made final and ratified, affirmed and adopted the court's preliminary approval of the terms of settlement between the plaintiff and the Company which, among other things, requires the Company to renovate all wheelchair inaccessible restrooms in Krystal-owned restaurants over a ten year period beginning in 2002.

The Company is party to various other legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibits is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the third quarter of 2001.


























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

Dated: 11/1/01          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)




1


28