Form 10-K
period 2001-12-30
KRYSTAL COMPANY
filed 2002-03-26
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 30, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 26, 2002.

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

(B) Financial Information about Industry Segments

See Part II, Item 7 Consolidated Results of Operations and Note 13 of the Company's Consolidated Financial Statements.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the quick service restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
December 30, 2001, the Company operated 246 units (241 KRYSTAL restaurants and 5 KRYSTAL KWIK restaurants) and franchisees operated 165 units (97 KRYSTAL restaurants, 26 KRYSTAL KWIK restaurants and 42 KRYSTAL restaurants in non-traditional locations) in eleven states in the Southeastern United States.

The Company also leases 19 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Since 1977 the Company has operated a fixed base hangar and airplane fueling operation through a subsidiary company ("Krystal Aviation") in Chattanooga, Tennessee.

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, "Krystal Chiks", french fries, "Chili Pups",
"Corn Pups", "Krystal Chili", frozen beverages, soft drinks and hot beverages, pies and breakfast items including the "Sunriser" and the "Country Breakfast" during certain morning hours. Most KRYSTAL KWIK restaurants feature essentially the same menu as Krystal restaurants except breakfast offerings. From time to time the Company test markets new products or introduces new products as limited time offers.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 2001, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 2001, the Company's average number of employees was approximately 7,616.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company leases 19 restaurant sites in the Baltimore, Washington, D.C. and St. Louis metropolitan areas which it in turn subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.

Item 2.  Properties

See Notes 3 and 8 of the Company's Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2001.

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

  (c) Dividends. The Company has historically not declared dividends on its common stock and has no present intention to do so in the near future. The Company is restricted from paying dividends by the terms of the indenture under which the 10.25% Senior Notes were issued.

Item 6.  Selected Financial Data

The following tables present (i) selected historical data of the Company prior to the Acquisition ("Pre-Merger Company") as of and for the nine month period ended September 28, 1997, and (ii) selected historical data of the Company after the Acquisition ("Post-Merger Company") as of and for the three month period ended December 28, 1997, and the years ended January 3, 1999, January 2, 2000, December 31, 2000 and December 30, 2001. The selected historical financial data as of and for the nine month period ended
September 28, 1997 have been derived from the audited financial statements of the Pre-Merger Company. The selected historical financial data as of and for the three month period ended December 28, 1997, and the years ended January 3, 1999, January 2, 2000, December 31, 2000 and December 30, 2001 have been derived from the audited financial statements of the Post-Merger Company.
The financial data set forth below should be read in conjunction with
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".

                                          Post-Merger                  Post-Merger  Pre-Merger
                                            Company                      Company     Company
                           -------------------------------------- Combined --------  ---------
                           Fiscal     Fiscal   Fiscal     Fiscal   Twelve    Three     Nine
                            Year      Year     Year       Year     Months    Months    Months
                            Ended    Ended     Ended      Ended    Ended     Ended     Ended
                                                        (53 weeks)
                           --------- -------- ------- ---------  -------------------------
                            Dec. 30,  Dec. 31,  Jan. 2,   Jan. 3,  Dec. 28, Dec. 28,  Sep. 28,
                             2001      2000      2000      1999      1997     1997      1997
                           --------- -------- ------- ---------  ---------- --------  -------
                                            (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales         $246,898  $253,967  $256,384  $248,152 $240,255 $ 61,440  $178,815
  Franchise fees              1,041       901       499       333      349      130       219
  Royalties                   5,958     4,927     4,380     3,775    3,060      828     2,232
  Other                       6,781     6,924     5,755     5,188    4,759    1,290     3,469
                            -----------------------------------------------------------------
                            260,678   266,719   267,018   257,448  248,423   63,688   184,735
                            -----------------------------------------------------------------

Cost and expenses           253,357   261,423   251,575   244,821  240,134   61,424   178,710
                            -----------------------------------------------------------------
Operating income              7,321     5,296    15,443    12,627    8,289    2,264     6,025
                            =================================================================
Income (loss) before
  extraordinary item       $ (3,601) $ (5,311) $  2,544  $  1,345 $  1,126 $  ( 539) $  1,665
                            =================================================================


Balance Sheet Data:
  Working capital(deficit) $(11,195) $(21,680) $(24,375) $(11,065)$ (8,886)$ (8,886) $ (4,760)
  Property owned and
   leased, net              123,944   134,634   128,010   102,289  102,860  102,860    90,034
  Total assets              197,990   203,201   198,511   179,488  190,121  190,121   119,130
  Long term debt, net of
    current portion         118,581   113,992   102,623   100,136  112,174  112,174    34,573
  Capital lease obligations,
    net of current portion    8,170    10,341     9,467     2,806    2,029    2,029     2,077






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

Cash operating profit for the fiscal year ended December 30, 2001 was $21.8 million compared to $19.9 million for the year ended December 31, 2000, an increase of 9.6%. This increase in cash operating profit was primarily attributable to a decrease in the cost of employee labor as a percentage of restaurant sales, an increase in average check and an increase in franchise related revenues.

The following table reflects certain key operating statistics which impact the Company's financial results:



                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)


                                            Fiscal          Fiscal          Fiscal
                                             Year            Year            Year
                                             Ended           Ended           Ended
                                           --------        --------        --------

                                           December 30,     December 31,    January 2,
                                             2001             2000            2000
                                            --------         --------       --------
RESTAURANT SALES:
  Company owned                             $246,898        $253,967       $256,384
  Franchise                                  125,514         101,618         88,594
                                            --------        --------       --------
SYSTEMWIDE RESTAURANT SALES                 $372,412        $355,585       $344,978
  Percent change                               4.73%           3.07%          4.97%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          246             251            250

  Restaurant Sales                          $246,898        $253,967       $256,384
    Percent change                            (2.78%)         (0.94%)         3.32%

  Percent change in same restaurant sales     (0.34%)         (4.41%)         1.70%

    Transaction count per day                    592             606            676
    Percent change                           ( 2.31%)        (10.36%)        (2.31%)

  Average check                             $   4.65        $   4.55       $   4.28
    Percent change                             2.20%           6.31%          8.08%


Selected components are --

Cost of restaurant sales                    $206,498        $215,835       $210,767
    As a percent of restaurant sales          83.64%          85.00%         82.21%

  Food and paper cost                       $ 79,489        $ 81,413       $ 80,203
    As a percent of restaurant sales          32.20%          32.06%         31.28%

  Direct labor                              $ 56,128        $ 61,336       $ 61,395
    As a percent of restaurant sales          22.73%          24.15%         23.95%

  Other labor costs                         $ 18,842        $ 19,885       $ 19,646
    As a percent of restaurant sales           7.63%           7.84%          7.66%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          165             139            118

  Restaurant Sales                          $125,514        $101,618       $ 88,594
    Percent change                            23.52%          14.70%         10.07%

  Percent change in same restaurant sales     (1.68%)         (2.60%)         5.50%

  Transaction count per day                      469             468            490
    Percent change                             0.21%          (4.49%)         0.62%

  Average check                             $   4.95        $   4.71       $   4.44
    Percent change                             5.10%           6.08%          6.47%




Consolidated Results of Operations --

(Dollars in thousands)

                                   Fiscal        Fiscal        Fiscal
                                    Year          Year          Year
                                   Ended         Ended         Ended
                                -----------   ---------     ----------
                                  Dec. 30,      Dec. 31,       Jan. 2,
                                    2001          2000          2000
                                -----------   ---------     ----------
Revenues:
  Restaurant sales                $246,898      $253,967      $256,384
  Franchise fees                     1,041           901           499
  Royalties                          5,958         4,927         4,380
  Other                              6,781         6,924         5,755
                                  --------      --------      --------
                                   260,678       266,719       267,018
                                  --------      --------      --------
Cost and Expenses:
  Cost of restaurant sales         206,498       215,835       210,767
  Advertising expense               10,370        11,420        11,384
  Depreciation and
    amortization expense            14,457        14,571        13,235
  General and administrative
    expenses                        15,760        15,166        12,646
  Other expenses, net                6,272         4,431         3,543
                                  --------      --------      --------
                                   253,357       261,423       251,575
                                  --------      --------      --------
Operating income                     7,321         5,296        15,443
Gain on sale of investments           --            --           1,349
Gain on sale of assets                 483           624          --
Interest expense, net              (13,018)      (12,941)      (11,230)
                                  --------      --------      --------
Income (loss) before (provision
  for) benefit from income
  taxes                            ( 5,214)      ( 7,021)        5,562
(Provision for) benefit from
  income taxes                       1,613         1,710        (3,018)
                                  --------      --------      --------
Net income (loss)                $ ( 3,601)    $ ( 5,311)     $  2,544
                                  ========      ========      ========




The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.

                                       Fiscal      Fiscal      Fiscal
                                        Year        Year        Year
                                        Ended       Ended       Ended
                                      --------    --------    --------
                                       Dec. 30     Dec. 31,    Jan. 2,
                                         2001        2000       2000
                                      --------    --------    --------
Revenues:
  Restaurant sales                       94.7%       95.2%       96.0%
  Franchise fees                          0.4         0.3         0.2
  Royalties                               2.3         1.9         1.6
  Other                                   2.6         2.6         2.2
                                       -------     ------      ------
                                        100.0       100.0       100.0
                                       -------     ------      ------
Costs and expenses:
  Cost of restaurant sales               79.2        80.9        78.9
  Advertising expense                     4.0         4.3         4.3
  Depreciation and amortization           5.6         5.5         5.0
  General and administrative
    expenses                              6.0         5.7         4.7
  Other expenses, net                     2.4         1.7         1.3
                                       -------     ------      ------
                                         97.2        98.1        94.2
                                       -------     ------      ------
Operating income                          2.8         1.9         5.8
Gain on sale of assets                    0.2         0.2         0.5
Interest expense:
  Contractual rate interest, net       (  5.0)     (  4.8)       (4.2)
                                       -------     ------      ------
Income (loss) before (provision
   for) benefit from income taxes      (  2.0)     (  2.7)        2.1
(Provision for) benefit from
  income taxes                            0.6         0.7      (  1.1)
                                       -------     ------      ------
Net income (loss)                      (  1.4%)    (  2.0%)       1.0%
                                       =======     ======      ======


General --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 were 52 week fiscal year ends.

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 251 at the end of 2000 to 246 at the end of 2001. Royalties and franchise fees from franchisees have been a small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants grew by 18.7% in 2001 from 139 at the end of 2000 to 165 at the end of 2001. The Company expects its franchisees to develop up to 60 new restaurants during fiscal 2002. The Company also operates through its wholly owned aviation subsidiary a fixed based aircraft hangar operation in Chattanooga, Tennessee. Revenues from this operation in each of the last three years were less than 3.0% of the Company's total revenues.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions. Other expenses relate primarily to Krystal Aviation and a $2.1 million charge to recognize the impairment of certain assets.







Comparison of the Fiscal Year Ended December 30, 2001
   to the Fiscal Year Ended December 31, 2000

Restaurant sales for the total Krystal system (Company and Franchise combined) for fiscal year ended December 30, 2001 ("fiscal 2001") were $372.4 million compared to $355.6 million for the twelve months ended December 31, 2000 ("fiscal 2000"), a 4.7% increase.

Total Company revenues decreased 2.3% to $260.7 million for fiscal 2001 compared to $266.7 million for fiscal 2000. Of this $6.0 million decrease, restaurant sales accounted for a $7.1 million decrease, franchise fees increased $0.1 million, royalties increased $1.0 million, and the Company's aviation subsidiary revenues decreased $0.1 million.

Company-owned average same restaurant sales per week for fiscal 2001 were $18,894 compared to $18,959 for fiscal 2000, a decrease of 0.34%. The decrease in same restaurant sales per week was attributable to several factors, including heavy discounting by competitors and a decrease in transaction counts which was partially offset by an increase in the average customer check. The Company operated 246 restaurants at December 30, 2001 compared to 251 restaurants at December 31, 2000. The five store decrease in Company operated units resulted from the Company's sale (re-franchising) of two restaurants, which were sold in connection with the execution of new restaurant development commitments by franchisees, and the closure of three under-performing units.

The average customer check for Company-owned restaurants in fiscal 2001 was $4.65 as compared to $4.55 in fiscal 2000, an increase of 2.2%. The increase in average customer check was due primarily to maintaining product price increases of approximately 1.75% implemented during fiscal 2001. Transaction counts per restaurant day decreased to 592 in fiscal 2001 compared to 606 in fiscal 2000, a decrease of 2.3%.

Franchise fee income was $1.0 million in fiscal 2001 compared to $901,000 in fiscal 2000. Royalty revenue increased 20.9% to $6.0 million in fiscal 2001 from $4.9 million in fiscal 2000. The increase in franchise fees, which are earned upon the opening of new franchise restaurants, resulted primarily from an increase in the number of new franchise restaurants opened in fiscal 2001 compared to the same period in 2000. During fiscal 2001, franchisees opened 32 new restaurants, and re-opened six additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. During fiscal 2000, franchisees opened 24 franchise restaurants. The increase in franchise royalties was due to a 23.5% increase in franchise system sales compared to fiscal 2000 resulting primarily from a 18.7% increase in the number of franchisee operated restaurants. The franchise system operated 165 restaurants at December 30, 2001 compared to 139 at December 31, 2000.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $6.8 million for fiscal 2001 compared to $6.9 million for fiscal 2000, a 1.4% decrease. This decrease in revenue resulted primarily from a 7.3% decrease in jet fuel sales and was partially offset by a 3.1% increase in average retail jet fuel prices during fiscal 2001 compared to fiscal 2000.

Cost of restaurant sales was $206.5 million in fiscal 2001 compared to $215.8 million in fiscal 2000. Cost of restaurant sales as a percentage of restaurant sales decreased to 83.6% in fiscal 2001 from 85.0% in fiscal 2000. This decrease was primarily the result of a reduction in labor cost as a percentage of restaurant sales, offset by an increase in food and paper costs as a percentage of restaurant sales. Total food and paper costs were $79.5 million in fiscal 2001 as compared to $81.4 million in fiscal 2000. Food and paper costs as a percentage of restaurant sales increased to 32.2% in fiscal 2001 compared to 32.1% in fiscal 2000. This increase was primarily attributable to lower sales combined with increases in the price of beef and cheese. Direct labor cost was $56.1 million in fiscal 2001 versus $61.3 million in fiscal 2000. Direct labor cost as a percentage of restaurant sales was 22.7% for fiscal 2001 and 24.2% for fiscal 2000. This decrease resulted primarily from an increase in labor efficiency resulting from improvements in the utilization of the Company's store level labor management system. Other labor cost, which includes restaurant General Managers' and Assistant
Managers' labor cost, was $18.8 million in fiscal 2001 compared to $19.9 million in fiscal 2000. Other labor cost as a percentage of restaurant sales was 7.6% in fiscal 2001 versus 7.8% in fiscal 2000.

Advertising expense decreased $1.0 million, approximately 9.2%, to $10.4 million in fiscal 2001 versus $11.4 million in fiscal 2000. Advertising expenditures as a percentage of revenues decreased to 4.0% in 2001 compared to 4.3% in 2000. The Company bases its advertising expenditures on a percentage of restaurant sales rather than total revenues. During fiscal 2001, the Company's advertising expenditures were 4.2% of restaurant sales compared to 4.5% of restaurant sales in fiscal 2000.

Depreciation and amortization expenses were $14.5 million in fiscal 2001 as compared to $14.6 million in fiscal 2000.

General and administrative expenses increased $0.6 million, approximately 3.9%, to $15.8 million in fiscal 2001 versus $15.2 million in fiscal 2000.

Other expenses increased $1.9 million, or 41.5%, to $6.3 million in fiscal year ended December 30, 2001 versus fiscal year ended December 31, 2000.
The increase resulted primarily from a write-off of $2.1 million for impaired assets during fiscal 2001 and was partially offset by a decrease in the wholesale cost and volume of jet fuel purchased by the Company's aviation subsidiary in fiscal 2001 compared to fiscal 2000.

The Company reported a gain on sale of assets of $483,000 in fiscal 2001 compared to $624,000 in fiscal 2000 related to the sale of Company owned restaurants to franchisees.

Interest expense, net of interest income, for fiscal 2001 increased $0.1 million to $13.0 million from $12.9 million in fiscal 2000. This increase resulted from an increase during much of fiscal 2001 in short term borrowings.

The benefit from income taxes in fiscal 2001 was $1.6 million compared to a benefit of $1.7 million for fiscal 2000. The effective income tax rate for fiscal years 2001 and 2000 was less than the statutory income tax rate primarily as a result of the non-deductible portion of amortization expense associated with Acquisition-related goodwill.





Comparison of the Fiscal Year Ended December 31, 2000
   to the Fiscal Year Ended January 2, 2000

Total Krystal system (Company and Franchise combined) restaurant sales for the fiscal year ended December 31, 2000 ("fiscal 2000") were $355.6 million compared to $345.0 million for the twelve months ended January 2, 2000
("fiscal 1999"), a 3.1% increase. Total Company revenues decreased 0.1% to $266.7 million for fiscal 2000 compared to $267.0 million for fiscal 1999.
Of this $.3 million decrease, restaurant sales accounted for a $2.4 million decrease, franchise fees increased $0.4 million, royalties increased
$0.5 million, and the Company's aviation subsidiary revenues increased $1.2 million. Company-owned average same restaurant sales per week for fiscal 2000 were $19,269 compared to $20,157 for fiscal 1999, a decrease of 4.4%. The per unit weekly sales decrease was attributable to several factors, including heavy discounting by competitors and a decrease in transaction counts which was partially offset by an increase in the average customer check. The Company had 251 restaurants open at the end of fiscal 2000 compared to 250 at the end of fiscal 1999.

The average customer check for Company-owned restaurants in fiscal 2000 was $4.55 as compared to $4.28 in fiscal 1999, an increase of 6.3%. The increase in average customer check was due primarily to increased food volume per transaction resulting from the Sackful offering and to maintaining product price increases of approximately 4.5% implemented in the first three quarters of fiscal 2000. Transaction counts per restaurant day decreased to 606 in fiscal 2000 compared to 676 in fiscal 1999, a decrease of 10.4%.

Franchise fees were $901,000 in fiscal 2000 compared to $499,000 for fiscal 1999, an 80.6% increase. The franchise system had 139 restaurants open at the end of fiscal 2000 compared to 118 at the end of fiscal 1999.
The increase in franchise fees was primarily due to the increased number of franchised stores opened in fiscal 2000 versus 1999. During 2000, franchisees opened 24 new franchise restaurants compared to 11 new franchise restaurants in 1999. Royalties increased 12.5% to $4.9 million in fiscal 2000 from $4.4 million in fiscal 1999. The increase in royalties was primarily due to a 17.7% increase in franchise restaurants offset by a decrease in franchise same restaurant sales in fiscal 2000 compared to fiscal 1999.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $6.9 million in fiscal 2000 compared to $5.8 million in fiscal 1999.

Cost of restaurant sales was $215.8 million in fiscal 2000 compared to $210.8 million in fiscal 1999. Cost of restaurant sales as a percentage of restaurant sales increased to 80.9% in fiscal 2000 from 78.9% in fiscal 1999. This increase was primarily the result of the increased cost of food and paper and increased labor costs. Total food and paper costs were $81.4 million in fiscal 2000 as compared to $80.2 million in fiscal 1999. Food and paper costs as a percentage of restaurant sales increased to 32.1% in fiscal 2000 compared to 31.3% in fiscal 1999. This increase was primarily attributable to decreased efficiency due to lower sales combined with increases in the price of beef and pork. Direct labor cost was $61.3 million in fiscal 2000 versus $61.4 million in fiscal 1999. Direct labor cost as a percentage of restaurant sales was 24.2% for fiscal 2000 and 24.0% for fiscal 1999. This increase resulted primarily from reduced labor efficiency caused by lower same store sales. Other labor cost, which includes restaurant General Managers' and Assistant Managers' labor cost, was $19.9 million in fiscal 2000 compared to $19.6 million in fiscal 1999. Other labor cost as a percentage of restaurant sales was 7.8% in fiscal 2000 versus 7.7% in fiscal 1999.

Advertising expense was $11.4 million for fiscal 2000 and fiscal 1999.

Depreciation and amortization expenses were $14.6 million in fiscal 2000 as compared to $13.2 million in fiscal 1999. This increase was primarily due to capital expenditures related to refurbishing restaurant buildings, upgrading restaurant equipment, and opening new restaurants.

General and administrative expenses increased $2.6 million, approximately 19.9%, to $15.2 million in fiscal 2000 versus $12.6 million in fiscal 1999. The increase in general and administrative expenses resulted primarily from Management's increased emphasis in the newly created franchise development and operations departments and franchise advertising which supports the Company's growing franchise system, and the related recruiting and relocation expenses associated with these new hires.

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

Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $11.2 million at December 30, 2001, compared to a working capital deficit of $21.7 million at December 31, 2000.

Capital expenditures totaled approximately $5.8 million for the 12 months of fiscal 2001, compared to $22.1 million in fiscal 2000. Approximately $8.0 million is expected for capital expenditures during 2002. Capital expenditures will primarily be used for refurbishing of certain restaurants, technology and systems improvements and on-going capital improvements. The Company owns approximately 41.5% of its restaurant locations and leases the remainder.

At December 30, 2001, the Company had existing cash balances of $13.0 million and availability under its credit facility of $3.5 million. The Company expects these funds and funds from operations will be sufficient to meet its operating requirements and capital expenditures through 2002.

Subsequent to year-end, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 Company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. The net proceeds of this transaction (approximately $23.3 million) were primarily used to fund a portion of the purchase of $27.0 million aggregate principal value of the Company's 10.25% Senior Notes.

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

Recent Accounting Pronouncements--

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards will require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 will require that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company will be required to reduce goodwill through a charge to earnings. There will be no financial statement impact on the Company related to the Standards in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1,967,500 through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.

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

Item 7a. Quantitative and qualitative disclosures about market risks

Not applicable


Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)




                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Krystal Company:


We have audited the accompanying consolidated balance sheets of The Krystal Company (a Tennessee corporation) and Subsidiary as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Krystal Company and Subsidiary as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 8, 2002





                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)

                                           December 30,    December 31,
                                               2001          2000
                                           -----------    -----------
                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments             $ 13,042      $  4,979
   Receivables, net                              1,418         1,952
   Inventories                                   2,033         1,992
   Deferred income taxes                         2,877         2,785
   Prepayments and other                           823           802
                                              --------       -------
     Total current assets                       20,193        12,510
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $35,570
  at December 30, 2001 and $29,156 at
  December 31, 2000                            114,800       123,311
                                              --------       -------
LEASED PROPERTIES, net of accumulated
   amortization of $5,385 at December 30, 2001
   and $3,206 at December 31, 2000               9,144        11,323
                                              --------       -------
OTHER ASSETS:
   Goodwill, net                                40,759        42,794
   Prepaid pension asset                         8,754         8,358
   Deferred financing costs, net                 2,735         3,278
   Other                                         1,605         1,627
                                              --------       -------
     Total other assets                         53,853        56,057
                                              --------       -------
                                              $197,990      $203,201
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.






                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)

                                          December 30,     December 31,
                                              2001           2000
                                           -----------    -----------

        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                           $  5,175      $  7,445
   Accrued liabilities                          22,719        21,918
   Outstanding checks in excess
     of bank balance                                --         2,745
   Current portion of long-term debt             1,361           120
   Current portion of capital
     lease obligations                           2,133         1,962
                                              --------      --------
     Total current liabilities                  31,388        34,190
                                              --------      --------
LONG-TERM DEBT, excluding current portion      118,581       113,992
                                              --------      --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                               8,170        10,341
                                              --------      --------
DEFERRED INCOME TAXES                            8,912        10,279
                                              --------      --------
OTHER LONG-TERM LIABILITIES                      1,501         1,360
                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8,
   9 and 12)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at December 30, 2001
     and December 31, 2000                      35,000        35,000
   Accumulated deficit                         ( 5,562)      ( 1,961)
                                              --------      --------
     Total shareholder's equity                 29,438        33,039
                                              --------      --------

                                              $197,990      $203,201
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

                                               Fiscal Year Ended
                                    ----------------------------------------
                                    December 30,   December 31,   January 2,
                                       2001           2000           2000
                                     ----------    ----------    -----------
Revenues:
  Restaurant sales                   $246,898      $253,967      $256,384
  Franchise fees                        1,041           901           499
  Royalties                             5,958         4,927         4,380
  Other                                 6,781         6,924         5,755
                                     --------      --------       --------
                                      260,678       266,719       267,018
                                     --------      ---------      --------
Cost and Expenses:
  Cost of restaurant sales            206,498       215,835       210,767
  Advertising expense                  10,370        11,420        11,384
  Depreciation and
    amortization expense               14,457        14,571        13,235
  General and administrative
    expenses                           15,760        15,166        12,646
  Other expenses, net                   6,272         4,431         3,543
                                     --------      --------       --------
                                      253,357       261,423       251,575
                                     --------      --------       --------
Operating income                        7,321         5,296        15,443
Gain on sale of investments              --            --           1,349
Gain on sale of assets                    483           624          --
Interest expense, net                 (13,018)      (12,941)      (11,230)
                                     --------      --------       --------
Income (loss) before (provision
  for) benefit from income
  taxes                               ( 5,214)      ( 7,021)        5,562
(Provision for) benefit from
  income taxes                          1,613         1,710        (3,018)
                                     --------      --------       --------
Net income (loss)                    $( 3,601)     $( 5,311)     $  2,544
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

                                                   Retained
                                      Common       Earnings
                                       Stock       (Deficit)
                                      ------       --------

BALANCE, January 3, 1999             $35,000       $   806

  Net income                              --         2,544
                                     -------       -------
BALANCE, January 2, 2000              35,000         3,350

  Net loss                                --        (5,311)
                                     -------       -------
BALANCE, December 31, 2000            35,000        (1,961)

  Net loss                                          (3,601)
                                     -------       -------
BALANCE, December 30, 2001           $35,000       $(5,562)
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

                                                  Fiscal Year Ended
                                        ---------------------------------------
                                         December 30,  December 31,  January 2,
                                            2001          2000         2000
                                        ----------     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $(3,601)      $(5,311)      $ 2,544
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities-
     Depreciation and amortization         14,457        14,571        13,235
     Deferred income taxes                 (1,459)          509        (1,907)
     Gain on sale of assets                (  483)       (  624)          --
     Loss on impaired assets                2,145           --            --
  Changes in operating assets and
   liabilities:
     Receivables, net                         534        (  570)          923
     Inventories                           (   41)          107          (415)
     Prepayments and other                 (   21)          288          (370)
     Accounts payable                      (2,270)       (   37)        2,473
     Accrued liabilities                      801        (2,192)        1,857
     Other, net                               398         1,404        (1,091)
                                          -------       -------       -------
       Net cash provided by
         operating activities              10,460         8,145        17,249
                                          -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings
     and equipment                        ( 5,831)      (26,778)      (33,128)
   Proceeds from the sale of
     property, buildings and equipment      2,349         9,621         6,645
   Payments received on net
     investment in direct
     financing leases                          --            --            58
                                          -------       -------       -------
       Net cash used in investing
         activities                       ( 3,482)      (17,157)      (26,425)
                                          -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under
     revolving credit facility              6,000         9,539         2,551
   Proceeds from issuance of
     long-term debt                           --          2,000           --
   Outstanding checks in excess
     of bank balance                       (2,745)       (  956)        3,701
   Repayments of long-term debt            (  170)       (  103)       (   66)
   Principal payments of capital
     lease obligations                     (2,000)       (1,791)         (720)
                                          -------       -------       -------
       Net cash provided by
         financing activities               1,085         8,689         5,466
                                          -------       -------       -------
NET INCREASE(DECREASE) IN CASH AND
 TEMPORARY INVESTMENTS                      8,063        (  323)       (3,710)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                       4,979         5,302         9,012
                                          -------       -------       -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                           $13,042       $ 4,979       $ 5,302
                                          =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts
      capitalized                         $12,400       $12,353       $10,907
                                          =======       =======       =======
    Income taxes                          $    97       $   715       $ 2,477
                                          =======       =======       =======
The accompanying notes to consolidated financial statements are an integral part of these statements.






                    THE KRYSTAL COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACQUISITION BY PORT ROYAL HOLDINGS INC.

Effective September 29, 1997, Port Royal Holdings, Inc. ("Port Royal") acquired The Krystal Company (the "Company") for an aggregate purchase price of $112,009,000 (the "Acquisition").

The purchase price for the Acquisition was funded through (i) a $35 million equity contribution from Port Royal funded by a private equity placement,
(ii) borrowings under a revolving credit facility of $25 million with a bank and (iii) the sale of the Company's 10.25% senior notes due 2007 in the aggregate principal amount of $100 million (the "Notes").

The Acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition, with the remainder to goodwill. The fair value adjustments to the historical consolidated balance sheet were as follows:


                                                             (In thousands)

     Net assets acquired at historical cost                     $  46,279
     Revaluation of Krystal's property, buildings
       and equipment to estimated fair value                       15,797
     Adjustment to fair value of other
       assets acquired and liabilities assumed                      3,075
     Deferred income taxes associated with
       the revaluation of Krystal's assets
       and liabilities                                             (3,052)
     Goodwill                                                      49,910
                                                                 ---------
          Total purchase price allocated                        $ 112,009
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

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 were 52 week fiscal years.

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

Intangibles --

The consolidated balance sheet of the Company includes the allocation of purchase accounting goodwill of $49,190,000 (net of amounts written off in connection with the subsequent sale of certain assets) and deferred financing costs of $5,783,000. Deferred financing costs are amortized over the life of the debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the Company's Credit Facility are being amortized through May 2003. Goodwill is amortized over 25 years. Amortization expense for goodwill for the fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000 was $1,967,500,
$1,985,000, and $1,997,000 respectively. Amortization expense for deferred financing cost for the fiscal years ended December 30, 2001, December 31, 2000, and January 2, 2000 was $541,000, $657,000, and $823,000 respectively.
Accumulated amortization of goodwill at December 30, 2001 and December 31, 2000 was $8,431,000 and $6,464,000, respectively. Accumulated amortization of deferred financing costs at December 30, 2001 and December 31, 2000 was $3,048,000 and $2,507,000, respectively.

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. SFAS No. 141 will require companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards will require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 will require that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company will be required to reduce goodwill through a charge to earnings. There was no financial statement impact on the Company related to the Standards in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1,967,500 through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 30, 2001, there were 165 franchised or licensed restaurants of which 135 restaurants were operated under 33 multi-unit agreements. At December 31, 2000, there were 139 franchised or licensed restaurants of which 110 restaurants were operated under 28 multi-unit agreements.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 30, 2001 and December 31, 2000, total deferred franchise and license fees were approximately $1,023,000 and $898,000, respectively.

Fair Market Value of Financial Instruments --

Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying values of the Company's financial instruments approximate their fair values.

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and post retirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 6 to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in employee compensation and health care costs. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and and therefore, generally affect our recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post retirement obligations and future expenses.

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

Recent Accounting Pronouncements--

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS No. 133") was effective January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company does not currently hold any derivative financial instruments.

Reclassifications --

Certain reclassifications have been made to prior year financial statements to conform with the 2001 presentation.

3.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 30, 2001 and December 31, 2000, consisted of the following:
                                          Fiscal Year Ended
                                      ------------------------------
                                      December 30,   December 31,
                                         2001           2000
                                      -----------    -----------
                                            (In thousands)

         Land                         $  41,785      $  42,177
         Buildings and improvements      42,830         42,355
         Equipment                       47,875         48,583
         Leasehold improvements          17,033         16,125
         Construction in progress           847          3,227
                                      ---------      ---------
                                        150,370        152,467
         Accumulated depreciation
           and amortization             (35,570)       (29,156)
                                      ---------      ---------
                                      $ 114,800      $ 123,311
                                      =========      =========

The Company recorded depreciation expense of $10.3 million during fiscal 2001, $10.5 million during fiscal 2000 and $9.2 million during fiscal 1999.

During fiscal 2001, the Company recorded a charge of $2,145,000 to recognize an impairment in the value of certain operating properties. This charge is reflected in Other Expenses in the accompanying Consolidated Statement of Operations.

4.   ACCRUED LIABILITIES

Accrued liabilities at December 30, 2001 and December 31, 2000, consisted of the following:

                                         December 30,      December 31,
                                           2001              2000
                                        ------------      -----------
                                                (In thousands)

   Salaries, wages and benefits          $   5,613        $   5,200
   Workers' compensation                     4,152            4,241
   State sales taxes                         1,562            1,465
   Accrued interest                          2,782            2,643
   Deferred franchise advertising and fees   2,144            1,773
   Other                                     6,466            6,596
                                          --------         --------
                                         $  22,719        $  21,918
                                          ========         ========


5.   INDEBTEDNESS

Senior Secured Credit Agreement

In September 1997, the Company entered into a credit agreement with a bank for a $25 million credit facility, which was amended and restated in May 2000
(the "Credit Facility").

At December 30, 2001, the margin applicable to outstanding borrowings was 3.0% The weighted average interest rate for borrowings under the Credit Facility during 2001 was 8.1%. Availability under the Credit Facility at December 30, 2001 was $3.5 million which reflects $3.5 million in letters of credit issued primarily related to the Company's workers compensation plans and general liability insurance.

Subsequent to year-end, the credit facility was modified in an amendment that became effective on January 28, 2002. The amended credit facility provides for $10,000,000 in revolving loan commitments and a $15,000,000 term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

Borrowings under the revolving loan commitment bear interest rates, at the option of the Company, and depending on the certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.25% to 2.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.75% to 3.5% and is determined by certain financial covenants).

Borrowings under the term loan commitment bear interest rates equal to the rate offered in the Eurodollar market for 30 day borrowings, plus an applicable margin (which ranges from 3.5% to 4.0% and is determined by certain financial covenants).

The credit facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets.

Essentially all assets of the Company are pledged as collateral on the new credit facility. Additionally, the new credit facility is guaranteed by Port Royal through a secured pledge of all of the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the company.

Senior Notes

In September 1997, Port Royal issued $100,000,000 in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. Following the Acquisition of the Company by Port Royal, the Company became the obligor of the Notes.
The Notes pay interest semi-annually on April 1 and October 1 of each year.
The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition by Port Royal.

Long-term debt at December 30, 2001 and December 31, 2000, consisted of the following:

                                        December 30,     December 31,
                                           2001            2000
                                        -----------     -----------
                                              (In thousands)
    Revolving credit facility,
      due May 20, 2003 (subsequently
      amended to June 2004)              $ 18,000       $ 12,000

    10.25% senior notes,
      due October 2007                    100,000        100,000
    Other                                   1,942          2,112
                                        ---------       --------
                                          119,942        114,112
    Less--
      Current maturities                  ( 1,361)          (120)
                                        ---------       --------
                                         $118,581       $113,992
                                        =========       ========

Scheduled maturities of long-term debt (after reflecting the modification of the Credit Facility subsequent to year end), are as follows:

                                           (In thousands):

                         2002                 $ 1,361
                         2003                   1,483
                         2004                   4,482
                         2005                   1,485
                         2006                   1,495
                         Thereafter           109,636

At December 30, 2001, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at December 30, 2001 was $76,000,000. The fair value was estimated based upon quoted market prices for the same or similar issues.

Subsequent to year end, the Company purchased $27.0 million aggregate principal amount of its senior notes through a tender offer. These notes were retired resulting in an extraordinary gain of $2.7 million. The extraordinary gain resulted from retirement discounts of $5.4 million, offset by fees, taxes and other costs of approximately $2.7 million.

6.   BENEFIT PLANS

The Company maintains a defined benefit pension plan covering each employee who was participating in the plan on September 30, 1998 and each salaried employee or salaried benefits employee who is employed on or after October 1, 1998. The cost of the plan is borne by actuarially determined contributions made by the employer and by contributions made by the participants. The plan provides benefits of stated amounts based on years of service and the employee's compensation. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974.

The status of the pension benefits and other postretirement benefits as of December 30, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)
                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 30, Dec. 31,|  Dec. 30,   Dec. 31,
                                      2001    2000   |    2001      2000
                                    -------  --------|  -------   -------
Change in benefit obligation --                      |
  Benefit obligation at beginning                    |
  of period                         $27,235  $25,235 |  $ 1,684  $ 1,257
  Service costs                       1,144    2,077 |       86       77
  Interest cost                       2,105    1,955 |      129      119
  Plan participants' contributions      873      --  |       64       34
  Actuarial loss (gain)               2,353      264 |      323      365
  Benefits paid                      (2,436)  (2,296)|     (354)   ( 168)
                                    -------  ------- |  -------    ------
  Benefit obligation at                              |
      end of period                  31,274   27,235 |    1,932    1,684
                                    -------  ------- |  -------    ------
Change in plan assets --                             |
Fair value of plan assets at                         |
      beginning of period            39,085   38,986 |       --       --
  Actual return on plan assets        ( 488)   1,484 |       --       --
  Employer contributions                 --      --  |      289      134
  Plan participants' contributions      873      911 |       65       34
  Benefits paid                      (2,436)  (2,296)|     (354)   ( 168)
                                    -------  ------- |  -------   ------
  Fair value of plan assets at                       |
      end of period                  37,034   39,085 |       --       --
                                    -------  ------- |  -------   ------
                                                     |
Funded status                         5,760   11,850 |   (1,932)  (1,684)
                                                     |
  Unrecognized prior service cost    (2,111)  (2,347)|       --       --
  Unrecognized net loss (gain)        5,105   (1,146)|      867      652
                                    -------  ------- |  -------   ------
  Asset (liability) recognized                       |
    in the consolidated balance                      |
    sheets                          $ 8,754  $ 8,358 |  $(1,065) $(1,032)
                                    =======  ======= |  =======   ======
                                                     |

Weighted-average assumptions as                      |
   of the end of period --                           |
                                                     |
  Discount rate                       7.25%    8.0%  |    7.25%    8.0%
  Expected return on plan assets      9.0%     9.0%  |    n/a      n/a
  Rate of compensation increase       3.0%     3.0%  |    n/a      n/a




  For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2001 and assumed to remain constant thereafter.




Components of net periodic benefit cost --

                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 30, Dec. 31,|  Dec. 30,   Dec. 31,
                                      2001    2000   |    2001      2000
                                    -------  --------|  -------   -------

  Service cost                      $ 1,144  $ 2,077 |  $   86   $   77
  Interest cost                       2,105    1,955 |     129      119
  Expected return on plan assets     (3,410)  (3,431)|      --       --
  Net amortization and deferral      (  234)      -- |      40       39
                                     ------   ------ |  ------    -----
                                    $(  395)  $  601 |  $  255   $  235
                                     ======   ====== |  ======    =====

   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $  194       $  239

  Accumulated postretirement benefit obligation   1,776        2,112

During 1999, an insurer from which the Company held life insurance policies demutualized to form a publicly traded company. As a result of holding life insurance policies from the insurer, the Company was a stockholder of record in the insurance company. The Company elected to sell all of the shares it received in connection with the demutualization, and as a result realized a gain on sale of investments of $1,349,000. The gain is reflected as a sale of investments in the Consolidated Statements of Operations.

7.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:


                                       Fiscal Year Ended
                               -------------------------------
                                 Dec. 30,  Dec. 31,    Jan. 2,
                                  2001      2000       2000
                                 ------    ------    --------
                                       (In thousands)
      Current tax provision
       (benefit):
         Federal                $(  151)  $(1,905)   $4,629
         State                   (    3)   (  314)      296
                                  ------    ------    ------
                                 (  154)   (2,219)    4,925
      Deferred income taxes      (1,459)      509    (1,907)
                                  ------    ------    ------
      Provision for (benefit
         from) income taxes     $(1,613)  $(1,710)   $3,018
                                  ======    ======    ======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 30, 2001 and December 31, 2000, were as follows:

                                              Dec. 30,      Dec. 31,
                                                2001         2000
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Insurance reserves                          $ 1,578       $ 1,611
  Deferred franchise fees                         389           341
  Miscellaneous payables                          254           317
  Other                                           656           516
                                               ------        ------
      Current deferred tax asset              $ 2,877       $ 2,785
                                               ======        ======


Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Net operating loss carryforwards          $   962       $   659
    Tax credit carryforwards                    2,504         1,942
    Accrued postretirement benefit cost           405           392
    Other                                         554           515
                                              -------       -------
      Noncurrent deferred tax asset           $ 4,425       $ 3,508
                                              -------       -------
  Noncurrent deferred tax liability:
    Property, buildings and equipment        $(10,011)     $(10,611)
    Pension asset                             ( 3,326)      ( 3,176)
                                              -------       -------
      Noncurrent deferred tax liability       (13,337)      (13,787)
                                              -------       -------
      Noncurrent net deferred tax liability  $( 8,912)     $(10,279)
                                              =======       =======

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:

                                         Fiscal Year Ended
                                     ---------------------------
                                     Dec. 30,   Dec. 31,  Jan. 2,
                                      2001       2000      2000
                                     -------   -------    -------
                                            (In thousands)

   Computed "expected" tax
     provision (benefit)             $(1,773) $(2,387)  $1,892
   Goodwill amortization                 629      634      639
   State income taxes (net of
     federal income tax effect)       (  125)  (  207)     299
   Other, net                         (  344)     250      188
                                       -----    -----     -----
   Reported tax provision (benefit)  $(1,613) $(1,710)  $3,018
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

The future minimum lease payments under non-cancelable capital and operating leases (excluding real estate taxes, insurance and maintenance costs), together with the present value of such minimum lease payments as of December 30, 2001, are summarized as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
      Year                                           (In thousands)

      2002                                       $  2,822    $ 5,989
      2003                                          2,543      5,151
      2004                                          1,607      4,136
      2005                                          1,163      3,467
      2006                                            889      2,874
      Thereafter                                    4,825     10,364
                                                   ------    -------
      Total minimum lease payments                 13,849    $32,081
                                                             =======
      Less amount representing interest           ( 3,546)
                                                   ------
      Total obligations under capital leases       10,303
      Less current portion                        ( 2,133)
                                                   ------
      Long-term obligations under capital leases $  8,170
                                                   ======

Total capital leases consist of the following property, buildings and equipment:
                                        Fiscal Year Ended
                                   -----------------------------
                                   Dec. 30, 2001   Dec. 31, 2000
                                   -------------   -------------
                                          (In thousands)
    Buildings and improvements       $ 6,699         $ 6,699
    Equipment                          7,830           7,830
                                     -------         -------
                                      14,529          14,529
    Accumulated amortization          (5,385)         (3,206)
                                     -------          ------
       Total leased properties       $ 9,144         $11,323
                                     =======         =======

Rental expense under operating leases was $5,921,000, $5,423,000, and $4,940,000 for the periods ended December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

Rental expense includes contingent rentals of $253,000, $278,000 and $275,000 for the periods ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the minimum future rentals on operating leases/subleases as of December 30, 2001:

                                          Operating
                                            Leases
                                          ---------
          Year                         (In thousands)

          2002                             $ 1,303
          2003                                 931
          2004                                 633
          2005                                 631
          2006                                 594
          Thereafter                         1,845
                                            ------
          Total minimum lease
            payments to be received        $ 5,937
                                            ======

Rental income under operating leases was $1,669,000, $1,553,000, and $1,234,000 for the periods ended December 30, 2001, December 31, 2000, and
January 2, 2000, respectively, and is included in other expenses in the accompanying consolidated income statements.

Subsequent to year end, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23,317,000, net of expenses of $950,000. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases.

The gain that the Company realized on the above real estate transactions was approximately $4,101,000 and will be deferred and classified in the subsequent balance sheets as a deferred gain, and will be amortized as a reduction of rental expense over the life of the leases.

The following is a schedule of future minimum payments under operating leases that resulted from this transaction:

                                 Operating
        Year                       Leases
        ----                     ---------
        2002                    $ 2,644
        2003                      2,644
        2004                      2,644
        2005                      2,644
        2006                      2,644
        Thereafter               39,660
                                 ------
                                $52,880
                                 ======


9.   COMMITMENTS AND CONTINGENCIES

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

10.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee Stock Options Plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc., authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007, or upon a change of control of the Company. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions in 2001. No options were granted or exercised in 2001, 2000 or 1999.

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

                                                 2001    2000     1999
                                               ------   ------   ------
              Net Income (loss)(in thousands):
                  As reported                 $(3,601) $(5,311)  $2,544
                  Pro forma                    (3,694)  (5,444)   2,436





A summary of the Company's stock option activity is as follows:

                                           (shares in thousands)

                                             2001               2000                1999
                                      ------------------   ----------------   ----------------
                                                Weighted           Weighted          Weighted
                                      Shares     Average   Shares   Average   Shares  Average
                                       Under    Exercise    Under  Exercise   Under   Exercise
                                      Option     Price      Option   Price    Option   Price
                                      -------  ---------   ---------  -------  -------  ------
   Outstanding at beginning of year     700      $4.50       700      $4.50     700     $4.50
      Granted                            -          -         -          -       -         -
                                      -----      -----      -----     -----   -----     -----
   Outstanding at end of year           700      $4.50       700      $4.50     700     $4.50
                                      =====      =====      =====     =====   =====     =====
   Exercisable at end of year           230      $4.50       210      $4.50     115     $4.50


Of the 700,000 shares subject to options outstanding at December 30, 2001,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 6.7 years, of which 80,000 shares are exercisable; and (ii) options to purchase 600,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 6.6 years, of which 150,000 are exercisable.

11.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 2001
                               Operating      Net
                   Revenues      Income      Loss
                   --------    ---------    ------
Quarter Ended:
   April 1         $ 62,724      $   478   $( 1,925)
   July  1           66,758        2,552    (   175)
   October 3         65,015        1,472    ( 1,232)
   December 30       66,181        2,819    (   269)
                   --------      -------   --------
            Total  $260,678      $ 7,321   $( 3,601)
                   ========      =======   ========

      Fiscal 2000
                                Operating
                                 Income      Net
                   Revenues      (Loss)      Loss
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

Set forth below are condensed consolidating financial statements for the Company and the Subsidiary Guarantors for the years ended December 30, 2001, December 31, 2000, and January 2, 2000. The equity method has been used by the Company with respect to investments in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
At December 30, 2001
                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $ 12,965      $    77        $   --        $ 13,042
   Receivables, net                      (11,734)         234         12,918          1,418
   Inventories                             1,971           62            --           2,033
   Deferred income taxes                   2,876            1            --           2,877
   Prepayments and other                     756           67            --             823
                                        --------      -------        -------       --------
      Total current assets                 6,834          441         12,918         20,193
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       144,654        5,716            --         150,370
   Accumulated depreciation              (34,289)      (1,281)           --         (35,570)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   110,365        4,435            --         114,800
                                        --------      -------        -------       --------
Leased Properties, net                     9,144          --             --           9,144

Investment in Subsidiary                       1            1           (2)             --

Other Assets:
   Goodwill, net                          40,759          --             --          40,759
   Prepaid pension asset                   8,754          --             --           8,754
   Deferred financing costs, net           2,735          --             --           2,735
   Other                                   1,588           17            --           1,605
                                        --------      -------        -------       --------
      Total other assets                  53,836           17            --          53,853
                                        --------      -------        -------       --------
Total Assets                            $180,180      $ 4,894        $12,916       $197,990
                                        ========      =======        =======       ========
Current Liabilities:
   Accounts payable                     $ (6,795)     $ ( 948)       $12,918       $  5,175
   Accrued liabilities                    22,339          380            --          22,719
   Current portion of long-term debt       1,138          223            --           1,361
   Current portion of capital lease
      obligations                          2,133          --             --           2,133
                                        --------      -------        -------       --------
      Total current liabilities           18,815        ( 345)        12,918         31,388
                                        --------      -------        -------       --------
Long Term Debt, excluding current
   portion                               116,957        1,624            --         118,581
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                         8,170          --             --           8,170
                                        --------      -------        -------       --------
Deferred Income Taxes                      8,928         ( 16)                        8,912
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,501          --             --           1,501
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                      (9,191)       3,629            --          (5,562)
                                        --------      -------        -------       --------
      Total shareholder's equity          25,809        3,631             (2)        29,438
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $180,180      $ 4,894        $12,916       $197,990
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 31, 2000
                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $  4,554      $   425        $   --        $  4,979
   Receivables, net                       (6,411)         515          7,848          1,952
   Inventories                             1,942           50            --           1,992
   Deferred income taxes                   2,752           33            --           2,785
   Prepayments and other                     735           67            --             802
                                        --------      -------        -------       --------
      Total current assets                 3,572        1,090          7,848         12,510
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       146,917        5,550            --         152,467
   Accumulated depreciation              (28,381)        (775)           --         (29,156)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   118,536        4,775            --         123,311
                                        --------      -------        -------       --------
Leased Properties, net                    11,323          --             --          11,323

Investment in Subsidiary                       1            1           (2)             --

Other Assets:
   Goodwill, net                          42,794          --             --          42,794
   Prepaid pension asset                   8,358          --             --           8,358
   Deferred financing costs, net           3,278          --             --           3,278
   Other                                   1,608           19                         1,627
                                        --------      -------        -------       --------
      Total other assets                  56,038           19            --          56,057
                                        --------      -------        -------       --------
Total Assets                            $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========


Current Liabilities:
   Accounts payable                     $ (1,469)     $ 1,066        $ 7,848       $  7,445
   Accrued liabilities                    21,458          460                        21,918
   Outstanding checks in excess
      of bank balance                      2,745          --             --           2,745
   Current portion of long-term debt           5          115            --             120
   Current portion of capital lease
      obligations                          1,962          --             --           1,962
                                        --------      -------        -------       --------

      Total current liabilities           24,701        1,641          7,848         34,190
                                        --------      -------        -------       --------
Long Term Debt, excluding current
   portion                               112,095        1,897            --         113,992
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                        10,341          --             --          10,341
                                        --------      -------        -------       --------
Deferred Income Taxes                     10,808         (529)                       10,279
                                        --------      -------        -------       --------
Other Long-Term Liabilities                1,360          --             --           1,360
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                      (4,835)       2,874            --          (1,961)
                                        --------      -------        -------       --------
      Total shareholder's equity          30,165        2,876             (2)        33,039
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $189,470      $ 5,885        $ 7,846       $203,201
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 30, 2001

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant Sales                        $246,898      $    --        $   --        $246,898
Franchise fees                             1,041                         --           1,041
Royalties                                  5,958                         --           5,958
Other                                         -         6,781            --           6,781
                                        --------      -------        -------       --------
   Total Revenues                        253,897        6,781            --         260,678
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 206,498          --             --         206,498
Advertising expense                       10,370          --             --          10,370
Depreciation and amortization
   expense                                13,951          506            --          14,457
General and administrative
   expenses                               15,484          276            --          15,760
Other expenses, net                        1,622        4,650            --           6,272
                                        --------      -------        -------       --------
                                         247,925        5,432            --         253,357
                                        --------      -------        -------       --------
Operating Income                           5,972        1,349            --           7,321

Gain on sale of asset                        483          --             --             483

Interest expense, net                    (12,887)       ( 131)           --         (13,018)
                                        --------      -------        -------       --------
Income (loss) before (provision
   for) benefit from  income taxes        (6,432)        1,218           --          (5,214)

(Provision for) benefit from
   income taxes                            2,076         ( 463)          --           1,613
                                        --------       -------        -------       --------
Net income (loss)                       $ (4,356)     $    755       $   --        $ (3,601)
                                        ========       =======        =======       ========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant Sales                        $253,967      $    --        $   --        $253,967
Franchise fees                               901                         --             901
Royalties                                  4,927                         --           4,927
Other                                         -         6,924            --           6,924
                                        --------      -------        -------       --------
   Total Revenues                        259,795        6,924            --         266,719
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 215,835          --             --         215,835
Advertising expense                       11,420          --             --          11,420
Depreciation and amortization
   expense                                14,113          458            --          14,571
General and administrative
   expenses                               14,916          250            --          15,166
Other expenses, net                         (445)       4,876            --           4,431
                                        --------      -------        -------       --------
                                         255,839        5,584            --         261,423
                                        --------      -------        -------       --------
Operating Income                           3,956        1,340            --           5,296

Gain (loss) on sale of asset                 647          (23)           --             624

Interest expense, net                    (12,861)         (80)           --         (12,941)
                                        --------      -------        -------       --------
Income (loss) before (provision
   for) benefit from income taxes         (8,258)        1,237           --          (7,021)

(Provision for) benefit from
   income taxes                            1,798         (  88)          --           1,710
                                        --------       -------       -------       --------
Net income (loss)                       $ (6,460)     $  1,149       $   --        $ (5,311)
                                        ========      ========       =======       ========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended January 2, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant sales                        $256,384      $   --         $   --        $256,384
Franchise fees                               499          --             --             499
Royalties                                  4,380          --             --           4,380
Other                                         -         5,755            --           5,755
                                        --------      -------        -------       --------
   Total Revenues                        261,263        5,755            --         267,018
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                 210,767          --             --         210,767
Advertising expense                       11,384          --             --          11,384
Depreciation and amortization
   expense                                13,032          203            --          13,235
General and administrative
   expenses                               12,372          274            --          12,646
Other expenses, net                         (400)       3,943            --           3,543
                                        --------      -------        -------       --------
   Total Operating Expenses              247,155        4,420            --         251,575
                                        --------      -------        -------       --------
Operating income                          14,108        1,335            --          15,443

Gain on sale of investments                1,349          --             --           1,349

Interest income (expense), net           (11,245)          15            --         (11,230)
                                        --------      -------        -------       --------
Income before provision
   for income taxes                        4,212        1,350            --           5,562

Provision for income taxes               ( 2,496)       ( 522)           --         ( 3,018)
                                        --------      -------        -------       --------
Net income                              $  1,716      $   828        $   --        $  2,544
                                        ========      =======        =======       ========




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 30, 2001
                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (4,356)     $   755        $   --        $ (3,601)
Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities -
Depreciation and amortization             13,951          506            --          14,457
Deferred income taxes                     (2,004)         545            --          (1,459)
Gain on sale of asset                       (483)         --             --            (483)
Loss on impairment of assets               2,145          --             --           2,145
Changes in operating assets and liabilities:
   Receivables, net                        5,323          281         (5,070)           534
   Inventories                               (29)         (12)           --             (41)
   Prepayments and other                     (21)         --             --             (21)
   Accounts payable                       (5,326)      (2,014)         5,070         (2,270)
   Accrued liabilities                       881          (80)           --             801
   Other, net                                396            2            --             398
                                        --------      -------        -------       --------
Net cash provided by (used in)
   operating activities                   10,477          (17)           --          10,460
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                          (5,665)        (166)           --          (5,831)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 2,349          --             --           2,349
                                        --------      -------        -------       --------
Net cash used in investing
   activities                             (3,316)        (166)           --          (3,482)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
   revolving credit facility               6,000          --             --           6,000
Repayments of long-term debt                  (5)        (165)           --            (170)
Outstanding checks in excess of
   bank balance                           (2,745)         --             --          (2,745)
Principal payments of capital
   lease obligations                      (2,000)         --             --          (2,000)
                                        --------     --------        --------      --------
Net cash provided by (used in)
   financing activities                    1,250         (165)           --           1,085
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                   8,411         (348)           --           8,063

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                        $ 12,965      $    77        $   --        $ 13,042
                                        ========     ========         =======       ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (6,460)     $ 1,149        $   --        $ (5,311)
Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities -
Depreciation and amortization             14,178          393            --          14,571
Deferred income taxes                        509          --             --             509
Gain on sale of asset                       (624)         --             --            (624)
Changes in operating assets and
   liabilities:
   Receivables, net                        1,522         (260)        (1,832)          (570)
   Inventories                                97           10            --             107
   Prepayments and other                     307          (19)           --             288
   Accounts payable                       (1,654)        (215)         1,832            (37)
   Accrued liabilities                    (1,985)        (207)           --          (2,192)
   Other, net                              1,616         (212)           --           1,404
                                        --------      -------        -------       --------
Net cash provided by
   operating activities                    7,506          639            --           8,145
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         (24,721)      (2,057)           --         (26,778)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 9,621          --             --           9,621
                                        --------      -------        -------       --------
Net cash used in investing
   activities                            (15,100)      (2,057)           --         (17,157)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
   revolving credit facility               9,539          --             --           9,539
Proceeds from issuance of
   long-term debt                             98        1,902            --           2,000
Repayments of long-term debt                (103)         --             --            (103)
Outstanding checks in excess
   of bank balance                          (823)        (133)           --            (956)
Principal payments of capital
   lease obligations                      (1,791)         --             --          (1,791)
                                        --------     --------        --------      --------
Net cash provided by
   financing activities                    6,920        1,769            --           8,689
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                    (674)         351            --            (323)


CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     5,228           74            --           5,302
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  4,554      $   425        $   --        $  4,979
                                        ========     ========         =======       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended January 2, 2000

                                      The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  1,716      $   828        $   --        $  2,544
Adjustments to reconcile net
   income to net cash provided
   by operating activities -
Depreciation and amortization             13,032          203            --          13,235
Deferred income taxes                     (1,949)          42            --          (1,907)
Changes in operating assets and
   liabilities:
   Receivables, net                        5,058          (22)        (4,113)           923
   Inventories                              (398)         (17)           --            (415)
   Prepayments and other                    (350)         (20)           --            (370)
   Accounts payable                       (2,284)         644          4,113          2,473
   Income taxes payable                      (90)          90            --              -
   Accrued liabilities                     1,868          (11)           --           1,857
   Other, net                             (1,091)         --             --          (1,091)
                                        --------     --------        -------        -------
Net cash provided by
   operating activities                   15,512        1,737            --          17,249
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         (30,767)      (2,361)           --         (33,128)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                 6,645          --             --           6,645
Payments received on net
   investment in direct
   financing leases                           58          --             --              58
                                        --------      -------        -------        -------
Net cash used in investing
   activities                            (24,064)      (2,361)           --         (26,425)
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under
   revolving credit facility               2,520           31            --           2,551
Repayments of long-term debt                 (66)         --             --             (66)
Outstanding checks in excess
   of bank balance                         3,568          133            --           3,701
Principal payments of capital
   lease obligations                        (720)         --             --            (720)
                                        --------      -------        -------        -------
Net cash provided by
   financing activities                    5,302          164            --           5,466
                                        --------      -------        -------        -------
NET DECREASE IN CASH AND
   TEMPORARY INVESTMENTS                  (3,250)        (460)           --          (3,710)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     8,478          534            --           9,012
                                        --------      -------        -------        -------

CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  5,228      $    74        $   --        $  5,302
                                        ========      =======        =======        =======

13. Segment Reporting

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:

(in thousands)                                         2001           2000           1999
Revenues:
   Restaurants                                       $246,898       $253,967       $256,384
   Franchising                                          6,999          5,828          4,879
   FBO                                                  6,781          6,924          5,755
-------------------------------------------------------------------------------------------
Total segment revenues                               $260,678       $266,719       $267,018
===========================================================================================

Depreciation and Amortization:
   Restaurants                                       $ 13,847       $ 14,042       $ 12,966
   Franchising                                              4              4              3
   FBO                                                    309            274            156
-------------------------------------------------------------------------------------------
Total segment depreciation and amortization          $ 14,160       $ 14,320       $ 13,125
===========================================================================================

Earnings before Interest, Taxes, Depreciation,
  and Amortization ("EBITDA"):
   Restaurant                                        $ 15,409       $ 14,106       $ 24,110
   Franchising                                          4,474          4,165          3,979
   FBO                                                  1,771          1,691          1,514
-------------------------------------------------------------------------------------------
Total segment EBITDA                                 $ 21,654       $ 19,962       $ 29,603
===========================================================================================

Interest expense:
   Restaurant                                        $ 12,946       $ 13,197       $ 10,923
   Franchising                                              0              0              0
   FBO                                                      0              0              0
-------------------------------------------------------------------------------------------
Total segment interest expense                       $ 12,946       $ 13,197       $ 10,923
============================================================================================

Capital Expenditures:
   Restaurants                                       $  5,665       $ 22,463       $ 30,767
   Franchising                                              0              0              0
   FBO                                                    166          1,305            344
-------------------------------------------------------------------------------------------
Total segment capital expenditures                   $  5,831       $ 23,768       $ 31,111
===========================================================================================

Total Assets:
   Restaurants                                       $189,695       $194,326       $193,763
   Franchising                                          1,718          1,599            594
   FBO                                                  2,722          3,515          1,597
-------------------------------------------------------------------------------------------
Total segment assets                                 $194,135       $199,440       $195,954
===========================================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:

Segment depreciation and amortization                $ 14,160       $ 14,320       $ 13,125
Unreported segments (1)                                   297            251            110
-------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $ 14,457       $ 14,571       $ 13,235
===========================================================================================

A reconciliation of segment EBITDA to consolidated
  EBITDA is as follows:

Segment EBITDA                                       $ 21,654       $ 19,962       $ 29,603
Unreported segments (1)                                   607            529            424
-------------------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 22,261       $ 20,491       $ 30,027
===========================================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:

Total segment assets                                 $194,135       $199,440       $195,954
Unreported segments (1)                                 3,855          3,761          2,557
-------------------------------------------------------------------------------------------
Total consolidated assets                            $197,990       $203,201       $198,511
===========================================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in 2001.

Item 10.  Directors and Executive Officers of the Company

     The directors of the Company, which serve until the next annual meeting of shareholders or until their successors are elected and qualified or until their earlier resignation or removal, are:

       Name                          Age       Position
       ----                          ---       --------

  Philip H. Sanford                   48     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  45     President, Chief Operating Officer
                                             and Director
  Andrew G. Cope                      60     Director
  S. K. Johnston III                  48     Director
  W. A. Bryan Patten                  61     Director
  Richard C. Patton                   40     Director
  Benjamin R. Probasco                42     Director
  A. Alexander Taylor II              48     Director

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

     S. K. Johnston III has been a director of the Company since April 2001 and has been the Executive Vice President of Strategic Planning for Coca-Cola Enterprises, Inc. since January 2000. Prior to that, Mr. Johnston has served in a variety of executive management positions at Coca-Cola Enterprises, Inc. since 1993. Mr. Johnston is a director of SunTrust Bank.

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

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been a principal with Kinsey Probasco & Associates since
June, 2001. Prior to joining Kinsey Probasco, Mr. Probasco was employed by Gordon Biersch Brewery Restaurant Group, Inc. ("Biersch"), from April 1998 to June 2001. Prior to joining Biersch, Mr. Probasco was employed for two years at Probasco & Company, a real estate development company, six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group.

     A. Alexander Taylor II has been a Director of the Company since
April 22, 1998 and has been President and Chief Operating Officer of Chattem, Inc. since January 1998. Prior to joining Chattem, Inc. Mr. Taylor was a partner in the law firm of Miller & Martin LLP and was affiliated with that firm from 1978 to 1998. Mr. Taylor is a director of Chattem, Inc. (consumer products) and U.S. Xpress Enterprises, Inc. (transportation).


      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, each of whom serves at the discretion of the board of directors, are:

       Name                     Age        Position
       ----                     ---        --------
  Gordon L. Davenport, Jr.      42     Vice President, Marketing - Development
  Larry D. Bentley              45     Vice President and Chief Financial
                                            Officer
  Michael C. Bass               55     Vice President, Administration.
  Roger A. Rendin               53     Vice President, Human Resources
  Glen R. Griffiths             56     Vice President, Franchising

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

     Glen R. Griffiths was appointed Vice President, Franchising in June 2001. From 1998 to 2001, Mr. Griffiths served as Director of Business Development for AFC Enterprises, Inc. From 1997 to 1998, he served as a Regional Director for Shoney's, Inc. From 1995 to 1997, he served as a Regional Director for a BOSTON MARKET Area Director.

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

                             Summary Compensation Table

                                                                   Long-Term
                                Annual Compensation               Compensation
                           -------------------------------------- ------------
                                                         Other       Securities
                                                         Annual      underlying
Name and                                                 Compen-      Options
Principal Position          Year       Salary   Bonus    sation(1)   Awarded

Philip H. Sanford           2001      $387,500  $ --         --             0
  Chairman of the Board of  2000       387,500    --         --             0
  Directors and Chief       1999       375,521  153,974      --             0
  Executive Officer

James F. Exum, Jr.          2001       337,500    --         --             0
  President and Chief       2000       337,500    --         --             0
  Operating Officer         1999       325,555  133,475      --             0
  And Director

Larry D. Bentley            2001       187,500    --         --             0
  Vice President, Chief     2000       176,835    --         --             0
  Financial Officer         1999       161,725   46,905      --             0


Gordon L. Davenport, Jr.    2001       197,890    --         --             0
  Vice President Marketing  2000       191,163    --         --             0
  and Development           1999       181,836   68,842      --             0

Michael C. Bass             2001       152,414    --         --             0
  Vice President            2000       146,216    --         --             0
  Administration            1999       138,088   52,605      --             0

Roger A. Renden             2001       193,900    --         --             0
  Vice President            2000       182,000    --         --             0

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

OPTION EXERCISES AND HOLDINGS

     The option activity by the Company's chief executive officer and the other named executive officers during the fiscal year ended December 30, 2001, as well as the number and total value of unexercised in-the-money options at December 30, 2001, are shown in the following table. All references to options and shares refer to Port Royal Stock.

                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at December 30, 2001

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Dec. 30, 2001     In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
Philip H. Sanford            --        --         --/--            -/-

James F. Exum, Jr.           --        --   180,000/320,000       -/-

Larry D. Bentley             --        --     25,000/75,000        -/-

Gordon L. Davenport, Jr.     --        --     25,000/75,000        -/-

Michael C. Bass              --        --         --/--            -/-

Roger A. Rendin              --        --         --/--            -/-

Glen R. Griffiths            --       --         --/--             -/-


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


      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class (1)
   Directors
Philip H. Sanford(2)                      2,600,000                 26.0
James F. Exum, Jr.(3)                       180,000                  1.8
W. A. Bryan Patten(4)                       863,333(5)               8.6
Richard C. Patton(6)                      1,233,333(7)              12.3
Benjamin R. Probasco(8)                     863,333(9)               8.6
A. Alexander Taylor II                      123,333                  1.2
Andrew G. Cope(13)                          123,333                  1.2
S. K. Johnston III(14)                    1,233,334(15)             12.3
   Executive Officers
Larry D. Bentley(3)                          25,000                  0.3
Gordon L. Davenport, Jr.(3)                 291,667                  2.9
Michael C. Bass                                   0                    0
Roger A. Rendin                                   0                    0
Glen R. Griffiths                                 0                    0

   5% Shareholders
Katherine J. Johnston Trust(10)           1,233,333                 12.3
Ingram Investments, Inc.(11)              1,233,333                 12.3
P&P Port Royal Investors, LP(12)            863,333                  8.6
All Directors, Director Nominees and
     Executive Officers as a group
     (13 persons)                         7,536,666                 75.4

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to stock options held by such beneficial owner are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for this beneficial owner is The Krystal Building, One Union Square, Chattanooga, Tennessee 37402.
(3) Includes 200,000 shares for Mr. Exum, 25,000 shares for Mr. Bentley and 25,000 shares for Mr. Davenport, Jr. subject to purchase within sixty days of March 20, 2002 under the Company's Incentive Stock Plan.
(4) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc. Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Ingram Investments, Inc., an investment fund for which Mr. Patton is the President.
(8) The address for this beneficial owner is 100 East Tenth Street, Suite 600, Chattanooga, Tennessee 37402.
(9) Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(13) Includes shares held by High Hemlock Partners, an investment fund for which Mr. Cope is managing partner.
(14) The address for this beneficial owner is 2791 Twin Oaks Way, Wellington, Florida, 33414.
(15) Includes shares held by his wife, and a trust for the benefit of his daughter, the Louisa L. Johnston Trust. Mr. Johnston disclaims beneficial ownership of all but 468,667 of these shares.

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

    3.  Exhibits

        See exhibit index

(b)     Reports on Form 8-K -

        The registrant filed a Form 8-K during the fourth quarter of fiscal 2001 to report the tender offer for a portion of its senior notes.


Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Krystal Company

Dated: March 26, 2002                 By: /s/ Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/ Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 26, 2002
/s/ James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 26, 2002
/s/ Andrew G. Cope
----------------------
Andrew G. Cope          Director                          March 26, 2002

/s/ S. K. Johnston III
----------------------
S. K. Johnston III      Director                          March 26, 2002

/s/ W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 26, 2002

/s/ Richard C. Patton
----------------------
Richard C. Patton       Director                          March 26, 2002

/s/ Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 26, 2002

/s/ Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 26, 2002






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

        4.3     Form of Exchange Note (included in Exhibit 4.1). (2)

        4.4     Registration Rights Agreement, dated as of September 26,
                1997, between TKC Acquisition Corp. and UBS Securities, LLC. (2)

       10.1 Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998. (3)

       10.2 Sale-leaseback Agreement by and between Crystac Property I LLC and The Krystal Company dated as of December 31, 2001.

       10.3 Master lease dated as of December 31, 2001 by and between Crystac Property I LLC and The Krystal Company.

       10.4 Sale-leaseback Agreement by and between Crystac Property II LLC and The Krystal Company dated as of December 31, 2001.

       10.5 Master lease dated as of December 31, 2001 by and between Crystac Property II LLC and The Krystal Company.

       10.6 Credit Agreement dated as of January 28, 2002 among The Krystal Company, Krystal Aviation Co., Krystal Aviation Management Co. and Port Royal Holdings, Inc. and Bank of America, N.A. as administrative agent, and ORIX Financial Services, Inc. as documentation agent and the lenders listed therein.

       21.1     Subsidiaries of the Company. (2)

       99.1     Arthur Andersen representation letter dated March 26, 2002.

       (1)Incorporated by reference from the Definitive Proxy Statement of the Company filed on September 15, 1997.

       (2)Incorporated by reference from the Company's Registration Statement on Form S-4 filed November 25, 1997.

       (3)Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act. Reported on Form 10-K for the fiscal year ended January 3, 1999



Exhibit 99.1

March 26, 2002

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

Arthur Andersen LLP ("Andersen"), our independent public accountant, has represented to us that its audit of our consolidated financial statements as of December 30, 2001, was subject to Andersen's quality control system for its U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards and that there was appropriate continuity of Andersen personnel working on the audit and appropriate availability of national office consultation. The availability of personnel at foreign affiliates of Andersen was not relevant to our audit, and, thus, we received no assurance from Andersen regarding such availability.


Very truly yours,

/s/Larry D. Bentley
-------------------
Larry D. Bentley
Vice President and
  Chief Financial Officer
The Krystal Company



Exhibit 10.2-


                       SALE-LEASEBACK AGREEMENT

THIS SALE-LEASEBACK AGREEMENT (this "Agreement") is made as of December 31, 2001, by and between CRYSTAC PROPERTY I LLC, a Delaware limited liability company ("Buyer"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and THE KRYSTAL COMPANY, a Tennessee corporation ("Seller"), whose address is One Union Square, Chattanooga, Tennessee 37402.

                        PRELIMINARY STATEMENT:

Unless otherwise expressly provided herein, all defined terms used in this Agreement shall have the meanings set forth in Section 1. Seller owns or has an option or right to purchase the Properties. Buyer desires to purchase the Properties pursuant to this Agreement and lease the Properties to Seller pursuant to the Lease.

AGREEMENT: In consideration of the mutual covenants and provisions of this Agreement, the parties agree as follows:

1. Definitions. The following terms shall have the following meanings for all purposes of this Agreement:

"Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Agreement among Buyer, Seller, Lender and Remainderman, as the same may be amended from time to time. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property. Each Acknowledgement will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Affiliate" means any person or entity which directly or indirectly controls, is under common control with, or is controlled by any other person or entity. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person or entity, whether through ownership of voting securities or otherwise.

"Closing" shall have the meaning set forth in Section 5.

"Closing Date" shall have the meaning set forth in Section 5.

"Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

"Commitment" means that certain commitment letter between U.S. Realty Advisors, LLC and Seller, and any amendments or supplements thereto.

"Counsel" means one or more legal counsel to Seller licensed in the states in which (i) the Properties are located, (ii) Seller is incorporated or formed and
(iii) Seller maintains its chief executive offices, as selected by Seller and approved by Buyer.

"De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

"Environmental Condition" means any condition with respect to soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air and any environmental medium comprising or surrounding any of the Properties, whether or not yet discovered, which could or does result in any damage, loss, cost, expense, claim, demand, order or liability to or against Seller, Buyer or Lender by any third party (including, without limitation, any Governmental Authority), including, without limitation, any condition resulting from the operation of Seller's business and/or the operation of the business of any other property owner or operator in the vicinity of any of the Properties and/or any activity or operation formerly conducted by any person or entity on or off any of the Properties.

"Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Buyer.

"Environmental Laws" means any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases.

"Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like addressing similar issues: the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors
Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties.

"Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Buyer with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Buyer in its sole but reasonable discretion.

"Event of Default" has the meaning set forth in Section 12.

"Existing Leases" means those billboard and other leases affecting certain of the Properties, which are described on the attached Schedule I.

"Existing Lessees" means the lessees under the Existing Leases.

"Fee" means an expense deposit made to cover certain costs and expenses associated with the transactions contemplated hereby and by the Related Sale-Leaseback Agreement equal to $200,000.00 in the aggregate, which amount has been paid prior to the execution of this Agreement.

"Governmental Authority"
means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

"Hazardous Materials" means (i) any toxic substance or hazardous waste, substance, solid waste or related material, or any pollutant or contaminant;
(ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or becomes defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or becomes prohibited, limited or regulated by any Governmental Authority that asserts jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or is likely to pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties.

"Indemnified Parties" has the meaning set forth in Section 14.

"Lease" means the master lease agreement dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties, as the same may be amended from time to time.

"Lender" means GE Capital Franchise Finance Corporation, a Delaware corporation.

"License Agreement" means the license agreement dated as of the date of this Agreement between Buyer and Seller, as the same may be amended from time to time.

"Loan Agreement" means the Loan Agreement dated as of the date of this Agreement in effect between Buyer and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof.

"Material Adverse Effect" means a material adverse effect on (i) the business, condition, worth or operations of Seller, (ii) Seller's ability to perform its obligations under the Lease or any of the other Sale-Leaseback Documents, or
(iii) any of the Properties, including, without limitation, the operation of any of the Properties as a Permitted Facility and/or the value of any of the Properties.

"Memorandum" means the memorandum of master lease dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties, as the same may be amended from time to time. A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Mortgages" means, collectively, the mortgages, deeds of trust or deeds to secure debt, assignments of rents and leases, security agreements and fixture filings to be executed by Buyer for the benefit of Lender with respect to the Properties, as such instruments may be amended, restated and/or supplemented from time to time and any and all replacements or substitutions thereof.

"Non-Foreign Seller Certificate" means the non-foreign seller certificate to be executed and delivered by Seller to Buyer prior to or on the Closing Date.

"Permitted Exceptions" means those recorded easements, restrictions, liens and encumbrances set forth as exceptions in the title insurance policies issued by Title Company to Buyer and approved by Buyer in connection with this Agreement.

"Permitted Facility" means a restaurant operated under the brand name "Krystal"; provided, however, Seller may operate up to twenty percent (20%) of the Properties in the aggregate as another restaurant concept owned and operated by the Seller Entities, provided the Seller Entities either (i) own and operate five (5) or more units as such other restaurant concept (not taking into account any of the Properties or Related Properties) or (ii) own or operate such Properties as other nationally or regionally recognized brands as consented to by Buyer (whose consent shall not be unreasonably withheld).

"Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, walk-in coolers, walk-in freezers, supply fans, exhaust fans, air ducts, hoods, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, merchandise shelving, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties".

"Properties" means, collectively, the parcels of real estate described by address, FFC Number and Unit Number in Exhibit A attached hereto and legally described in Exhibit A-1 attached hereto, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty and inventory).

"Purchase Price" means the amount specified in Section 3.

"Questionnaires" means the environmental questionnaires completed by Seller with respect to each of the Properties and submitted to Environmental Insurer in connection with the issuance of the Environmental Policies. "Related Buyer" means Crystac Property II LLC, a Delaware limited liability company.

"Related Lease" means the lease between Related Buyer, as lessor, and Seller, as lessee, relating to the Related Properties.

"Related Properties" means any properties which are the subject of a lease between Related Buyer, as lessor, and Seller, as lessee.

"Related Sale-Leaseback Agreement" means the Sale-Leaseback Agreement dated as of the Closing Date between Related Buyer, as buyer, and Seller, as seller.

"Release" means any presence, release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials.

"Remainderman" shall have the meaning set forth in Section 15.

"Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials.

"Sale-Leaseback Documents" means this Agreement, the Lease, the Memorandum, the Acknowledgement, the License Agreement and all other documents executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Seller Entities" means, collectively, Seller and all Affiliates of Seller.

"Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release.

"Title Company" means the title insurance company described in Section 6. "UCC-1 Financing Statements" means such UCC-1 Financing Statements as Buyer shall require from Seller with respect to the transactions contemplated by this Agreement.

2.      Transaction.    On the terms and subject to the conditions set forth
herein:

(i) Seller shall sell, or cause to be conveyed, and Buyer shall purchase all of the Properties; and

(ii) Buyer shall lease all of the Properties to Seller pursuant to the Lease.

The sale and purchase of all of the Properties pursuant to this Agreement and the lease of all of the Properties to Seller pursuant to the Lease are not severable and shall be considered a single integrated transaction.

3. Purchase Price. The aggregate purchase price for all of the Properties shall be $12,870,904.96 (the "Purchase Price"). The Purchase Price has been allocated among the Properties as set forth on Exhibit A attached hereto. The Purchase Price shall be paid at the Closing in cash or its equivalent subject to any prorations and adjustments required by this Agreement. The Purchase Price shall be remitted at Closing to Seller or at Seller's direction. In addition to payment of the Purchase Price, Buyer shall be responsible to pay at Closing the following fees and costs: (i) any underwriting, site assessment, valuation, processing and commitment fee payable to Lender, (ii) any costs related to the procurement of residual value insurance policies by Buyer,
(iii) attorneys' fees of Kutak Rock LLP, counsel to Lender, (iv) attorneys' fees of Proskauer Rose LLP, counsel to Buyer, and (v) Buyer's reasonable out-of-pocket costs.

4. Expense Deposit. At Closing, the Fee shall be applied to the costs to be paid by Seller as contemplated by Section 6 of this Agreement and the Related Sale-Leaseback Agreement and the balance, if any, shall be refunded to Seller. In the event the transaction set forth in this Agreement fails to close, the Fee shall be applied as contemplated by the Commitment.

5. Closing Date. The purchase and sale of the Properties shall be closed (the "Closing") within 30 days following the satisfaction of all of the terms and conditions contained herein, but in no event shall the date of the Closing be extended beyond December 31, 2001, unless such extension shall be approved by Buyer in its sole discretion (the date on which the Closing shall occur is referred to herein as the "Closing Date").

6. Closing. Buyer has ordered a title insurance commitment for each of the Properties from Lawyers Title Insurance Corporation ("Title Company"). Prior to the Closing Date, the parties hereto shall deposit with Title Company all documents and moneys necessary to comply with their obligations under this Agreement. Title Company shall not cause the transaction to close unless and until it has received written instructions from Buyer to do so. Except for the fees and costs to be paid by Buyer pursuant to Section 3, all costs of such transaction shall be borne by Seller, including, without limitation, the cost of title insurance and endorsements, the attorneys' fees of Seller, local counsel attorneys' fees of Buyer and Lender, the cost of the environmental due diligence undertaken pursuant to Section 11.E, including, without limitation, the cost of the Environmental Policies, the cost of the surveys, stamp taxes, transfer fees and escrow and recording fees. All real and personal property and other applicable taxes and assessments and other charges relating to any of the Properties which are due and delinquent on or prior to the Closing Date shall be paid by Seller at or prior to the Closing, and all other taxes and assessments shall be paid by Seller in its capacity as lessee under the Lease in accordance with the terms of the Lease. The Closing documents shall be dated as of the Closing Date.

Seller and Buyer hereby employ Title Company to act as escrow agent in connection with this transaction. Seller and Buyer will deliver to Title Company all documents, pay to Title Company all sums and do or cause to be done all other things necessary or required by this Agreement, in the reasonable judgment of Title Company, to enable Title Company to comply herewith and to enable any title insurance policy provided for herein to be issued. Title Company is authorized to pay, from any funds held by it for Buyer's or Seller's respective credit all amounts necessary to procure the delivery of such documents and to pay, on behalf of Buyer and Seller, all charges and obligations payable by them, respectively. Seller will pay all charges payable by it to Title Company. Title Company is authorized, in the event any conflicting demand is made upon it concerning these instructions or the escrow, at its election, to hold any documents and/or funds deposited hereunder until an action shall be brought in a court of competent jurisdiction to determine the rights of Seller and Buyer or to interplead such documents and/or funds in an action brought in any such court. Deposit by Title Company of such documents and funds, after deducting therefrom its charges and its expenses and attorneys' fees incurred in connection with any such court action, shall relieve Title Company of all further liability and responsibility for such documents and funds. Title Company's receipt of this Agreement and opening of an escrow pursuant to this Agreement shall be deemed to constitute conclusive evidence of Title Company's agreement to be bound by the terms and conditions of this Agreement pertaining to Title Company. Disbursement of any funds shall be made by check, certified check or wire transfer, as directed by Buyer. Title Company shall be under no obligation to disburse any funds represented by check or draft, and no check or draft shall be payment to Title Company in compliance with any of the requirements hereof, until it is advised by the bank in which such check or draft is deposited that such check or draft has been honored. Title Company is authorized to act upon any statement furnished by the holder or payee, or a collection agent for the holder or payee, of any lien on or charge or assessment in connection with any of the Properties, concerning the amount of such charge or assessment or the amount secured by such lien without liability or responsibility for the accuracy of such statement. The employment of Title Company as escrow agent shall not affect any rights of subrogation under the terms of any title insurance policy issued pursuant to the provisions thereof.

7. Representations and Warranties of Buyer. The representations and warranties of Buyer contained in this Section are being made by Buyer as of the date of this Agreement and the Closing Date to induce Seller to enter into this Agreement and consummate the transactions contemplated herein, and Seller has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Buyer represents and warrants to Seller as follows:

A. Organization of Buyer. Buyer has been duly formed, is validly existing and has taken all necessary action to authorize the execution, delivery and performance by Buyer of this Agreement.

B. Authority of Buyer. The person who has executed this Agreement on behalf of Buyer is duly authorized so to do.

C. Enforceability. Upon execution by Buyer, this Agreement shall constitute the legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

All representations and warranties of Buyer made in this Agreement shall survive the Closing.

8. Representations and Warranties of Seller. The representations and warranties of Seller contained in this Section are being made as of the date of this Agreement and the Closing Date to induce Buyer to enter into this Agreement and consummate the transactions contemplated herein, and Buyer has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Seller represents and warrants to Buyer as follows:

A. Information and Financial Statements. Seller has delivered to Buyer financial statements (either audited financial statements or, if Seller does not have audited financial statements, certified financial statements) and certain other information concerning itself; and no material adverse change has occurred with respect to any such financial statements and other information provided to Buyer since the date such financial statements and other information were prepared or delivered to Buyer. Seller understands that Buyer is relying upon such financial statements and information and Seller represents that such reliance is reasonable. All such financial statements were prepared in accordance with generally accepted accounting principles consistently applied (other than the income statements for the business at each of the Properties) and fairly present, as of the date of this Agreement and the Closing Date, the results of operations and financial condition of each individual or entity to which they pertain.

B. Organization and Authority. (i) Seller is a duly organized or formed corporation, validly existing and in good standing under the laws of its state of incorporation, and qualified to do business in any jurisdiction where such qualification is required. All necessary corporate action has been taken to authorize the execution, delivery and performance of this Agreement and of the other documents, instruments and agreements provided for herein.

(ii) The person who has executed this Agreement on behalf of Seller is duly authorized so to do.

C. Enforceability of Documents. Upon execution by Seller, this Agreement and the other documents, instruments and agreements to be executed in connection with this Agreement, shall constitute the legal, valid and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

D. Litigation. There are no suits, actions or proceedings pending, or, to Seller's actual knowledge, threatened in writing against or involving Seller or any of the Properties before any arbitrator or Governmental Authority, except for such suits, actions or proceedings which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect.

E. Absence of Breaches or Defaults. Seller is not in default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, except for such defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not result in any breach or default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, except for such breaches or defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order.

F. Utilities. At the Closing Date, each of the Properties will be served by ample public utilities to permit full utilization of each of the Properties for their intended purposes and all utility connection fees and use charges will have been paid in full.

G. Intended Use and Zoning; Compliance With Laws. Seller intends to use each of the Properties solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and related ingress, egress and parking, and for no other purposes. To Seller's actual knowledge and except as may be shown on the surveys and title commitments for the Properties delivered by or on behalf of Seller to Buyer, each of the Properties is in compliance in all material respects with all applicable zoning requirements and the use of each of the Properties as a Permitted Facility does not constitute a nonconforming use under applicable zoning requirements. To Seller's actual knowledge, each of the Properties complies in all material respects with all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of any governmental agencies, departments, commissions, bureaus, boards or instrumentalities of the United States, the states in which the Properties are located and all political subdivisions thereof, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements, all applicable standards of the National Board of Fire Underwriters and the Americans With Disabilities Act of 1990, and all policies or rules of common law, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Seller. Notwithstanding the foregoing, Seller has advised Buyer of the settlement agreement relating to the civil action brought under the Americans With Disabilities Act of 1990, which civil action and settlement agreement are described more particularly on Schedule 16.C to the Lease.

H. Area Development; Wetlands. No condemnation or eminent domain proceedings affecting any of the Properties have been commenced or, to Seller's actual knowledge, are contemplated. To Seller's actual knowledge, the area where any of the Properties is located has not been declared blighted by any Governmental Authority. Each of the Properties and, to Seller's actual knowledge, the real property bordering any of the Properties is not designated by any Governmental Authority as wetlands.

I. Licenses and Permits; Access.  Prior to the Closing Date,
Seller shall have all required licenses and permits, both governmental and private, to use and operate each of the Properties as a Permitted Facility. There are adequate rights of access to public roads and ways available to each of the Properties to permit full utilization of each of the Properties for its intended purpose and all such public roads and ways have been completed and dedicated to public use.

J. Condition of Properties. As of the Closing Date, each of the Properties will be of good workmanship and materials, fully equipped and operational, in good condition and repair given their age and use and ordinary wear and tear excepted, free from structural defects, clean, orderly and sanitary, safe, well lit, landscaped, decorated, attractive and well maintained.

K. Environmental. Seller is fully familiar with the present use of each of the Properties. To Seller's actual knowledge and except as disclosed in the Questionnaires, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred or disposed of at or on any of the Properties, except in De Minimis Amounts or in compliance with all applicable Environmental Laws, and no Release or Threatened Release has occurred at or on any of the Properties, except in De Minimis Amounts or in compliance with all applicable Environmental Laws. To Seller's actual knowledge and except as disclosed in the Questionnaires, the activities, operations and business undertaken on, at or about each of the Properties, including, but not limited to, any past or ongoing alterations or improvements at each of the Properties, are and have been at all times, in compliance with all Environmental Laws. To Seller's actual knowledge and except as disclosed in the Questionnaires, no further action is required to remedy any Environmental Condition or violation of, or to be in compliance in all material respects with, any Environmental Laws, and no lien has been imposed on any of the Properties by any Governmental Authority in connection with any Environmental Condition, the violation or threatened violation of any Environmental Laws or the presence of any Hazardous Materials on or off any of the Properties.

To Seller's actual knowledge and except as disclosed in the Questionnaires, there is no pending or threatened (in writing) litigation or proceeding before any Governmental Authority in which any person or entity alleges the violation or threatened violation of any Environmental Laws or the presence, Release, Threatened Release or placement on or at any of the Properties of any Hazardous Materials, or of any facts which would give rise to any such action, nor has Seller (a) received any notice (and Seller has no actual knowledge) that any Governmental Authority or any employee or agent thereof has determined, threatens to determine or requires an investigation to determine that there has been a violation of any Environmental Laws at, on or in connection with any of the Properties or that there exists a presence, Release, Threatened Release or placement of any Hazardous Materials on or at any of the Properties in violation of any applicable Environmental Laws, or the use, handling, manufacturing, generation, production, storage, treatment, processing, transportation or disposal of any Hazardous Materials at or on any of the Properties in violation of any applicable Environmental Laws; (b) received any notice under the citizen suit provision of any Environmental Law in connection with any of the Properties or any facilities, operations or activities conducted thereon, or any business conducted in connection therewith; or
(c) received any request for inspection, request for information, notice, demand, administrative inquiry or any formal or informal complaint or claim with respect to or in connection with the violation or threatened violation of any Environmental Laws or existence of Hazardous Materials relating to any of the Properties or any facilities, operations or activities conducted thereon or any business conducted in connection therewith.

The information and disclosures in the Questionnaires are true, correct and complete in all material respects, Buyer and Environmental Insurer may rely on such information and disclosures, and the person or persons executing the Questionnaires were duly authorized to do so.

L. Title to Properties. Title to each of the Properties is vested in Seller. Upon Closing, title to each of the Properties shall be vested in Buyer and Remainderman, free and clear of all liens, encumbrances, charges and security interests of any nature whatsoever, except the Permitted Exceptions.

M. No Other Agreements and Options. Neither Seller nor, to Seller's actual knowledge, any of the Properties is subject to any commitment, obligation, or agreement, including, without limitation, any right of first refusal, option to purchase or lease granted to a third party, which would prevent Seller from completing or impair Seller's ability to complete the sale of any of the Properties under this Agreement or which would bind Buyer subsequent to consummation of the transaction contemplated by this Agreement.

N. No Mechanics' Liens. There are no outstanding accounts payable, mechanics' liens, or rights to claim a mechanics' lien in favor of any materialman, laborer, or any other person or entity in connection with labor or materials furnished to or performed on any portion of any of the Properties that will not have been fully paid for on or before the date such payment becomes delinquent; no work has been performed or is in progress nor have materials been supplied to any of the Properties or agreements entered into for work to be performed or materials to be supplied to any of the Properties prior to the date hereof, which will not have been fully paid for on or before the date such payment becomes delinquent; Seller shall be responsible for any and all claims for mechanics' liens and accounts payable that have arisen or may subsequently arise due to agreements entered into for and/or any work performed on, or materials supplied to any of the Properties prior to the Closing Date; and Seller shall and does hereby agree to defend, indemnify and forever hold Buyer and Buyer's designees harmless for, from and against any and all such mechanics' lien claims, accounts payable or other commitments relating to any of the Properties.

O. No Reliance. Seller acknowledges that Buyer did not prepare or assist in the preparation of any of the projected financial information used by Seller in analyzing the economic viability and feasibility of the transaction contemplated by this Agreement, and that Seller has not relied on any report or statement by Buyer in entering into this Agreement. Furthermore, Seller acknowledges that it has not relied upon, nor may it hereafter rely upon, the analysis undertaken by Buyer in determining the Purchase Price, and such analysis will not be made available to Seller.

P. Existing Leases. Seller has delivered to Buyer true, correct and complete copies of the Existing Leases. There are no leases, subleases or occupancy agreements affecting any of the Properties other than the Existing Leases. The Existing Leases have not been modified, amended, supplemented or otherwise revised and are the only leases or agreements with the Existing Lessees with respect to the Properties. None of the Existing Leases, and no interest therein, has been assigned, transferred, mortgaged, hypothecated or otherwise encumbered by Seller. No notice of default has been given by or to any of the Existing Lessees which has not been cured. To Seller's actual knowledge, no event has occurred and no condition exists which, with the giving of notice or the lapse of time or both, would constitute a default by Seller or the Existing Lessees under any of the Existing Leases.

All representations and warranties of Seller made in this Section 8 shall survive the Closing. Seller acknowledges and agrees that Environmental Insurer may rely on the environmental representations and warranties set forth in the preceding subsection K, that Environmental Insurer is an intended third-party beneficiary of such representations and warranties and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations and warranties, including, to the extent applicable, the right of subrogation.

9. Covenant and Agreements of Seller. Seller shall, at all reasonable times, upon reasonable advance notice from Buyer (i) provide Buyer and Buyer's officers, employees, agents, advisors, attorneys, accountants, architects, and engineers with access to each of the Properties, all drawings, plans, and specifications for each of the Properties in possession of Seller, all engineering reports relating to each of the Properties in the possession of Seller, the files and correspondence relating to each of the Properties, and the financial books and records, including lists of delinquencies, relating to the ownership, operation, and maintenance of each of the Properties, and (ii) allow such persons to make such inspections, tests, copies, and verifications as Buyer considers necessary. All such persons shall use reasonable efforts not to unduly interfere with the conduct of Seller's business.

10. Transaction Characterization. A. It is the intent of the parties that the conveyance of each of the Properties to Buyer be an absolute conveyance in effect as well as form, and the instruments of conveyance to be delivered at Closing are not intended to serve or operate as a mortgage, equitable mortgage, deed of trust, security agreement, trust conveyance or financing or trust arrangement of any kind, nor as a preference or fraudulent conveyance against any creditors of Seller. After the execution and delivery of the deeds described in Section 11.A, Seller will have no legal or equitable interest or any other claim or interest in any of the Properties other than as set forth in the Lease. Furthermore, the parties intend:

(i) for the Lease to be a true lease and not a transaction creating a financing lease, capital lease, equitable mortgage, mortgage, deed of trust, security interest or other financing arrangement, and the economic realities of the Lease are those of a true lease; and

(ii) for the Lease to constitute a single master lease of all, but not less than all, of the Properties, and to be a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties and that neither the Lease nor the duties, obligations or rights of Seller may be allocated or otherwise divided by Seller among the Properties.

Notwithstanding the existence of the Lease, neither party shall contest the validity, enforceability or characterization of the sale and purchase of any of the Properties by Buyer pursuant to this Agreement as an absolute conveyance, and both parties shall support the intent expressed herein that the purchase of all of the Properties by Buyer pursuant to this Agreement provides for an absolute conveyance and does not create a joint venture, partnership, equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

Seller and Buyer each stipulate that the Purchase Price is the fair market value of the Properties and was agreed to by Seller and Buyer solely on that basis.

B. This Agreement is a contract to extend a financial accommodation (as such term is used in the Code) for the benefit of Seller and may not be assumed over the objection of Buyer in the event Seller becomes a debtor or debtor in possession in any bankruptcy proceeding. The financial accommodation made through this Agreement is Buyer's acquisition of all of the Properties for the purpose of leasing all of the Properties to Seller pursuant to a true lease.

11. Conditions of Closing. The obligation of Buyer to consummate the purchase of the Properties pursuant to this Agreement is subject to the fulfillment or waiver of each of the following conditions:
A. Title. Seller shall convey each of the Properties to Buyer and Remainderman by general warranty deeds (collectively, the "Deeds"), free of all liens, encumbrances, restrictions, encroachments and easements, except the Permitted Exceptions.

B. Condition of Properties. Buyer shall have inspected and approved, in its sole discretion, each of the Properties.

C. Evidence of Title. Buyer shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where any of the Properties is located) issued by Title Company showing good and marketable fee title in Seller, committing to insure Buyer's fee simple ownership in each of the Properties subject only to Permitted Exceptions and containing such endorsements as Buyer may reasonably require.

D. Survey; Flood Hazard. Buyer shall have received a current ALTA survey of each of the Properties, the form and substance of which shall be satisfactory to Buyer in its sole discretion. Seller shall have provided Buyer with evidence satisfactory to Buyer that the location of each of the Properties is not within the 100-year flood plain or identified as a Special Flood Hazard Area by the Federal Emergency Management Agency, or if any of the Properties is in such a Special Flood Hazard Area, Seller shall provide Buyer with evidence of flood insurance maintained on such Properties in amounts and on terms and conditions satisfactory to Buyer.

E. Environmental. Buyer shall have completed such environmental due diligence of each of the Properties as it deems necessary or advisable in its sole discretion, including, without limitation, receiving an Environmental Policy with respect to each of the Properties, and Buyer shall have approved the environmental condition of each of the Properties in its sole discretion.

F. Zoning. If requested by Buyer, Seller shall have provided Buyer with evidence satisfactory to Buyer to confirm that each of the Properties is properly zoned for its use as a Permitted Facility and that such use constitutes a legal, conforming use under applicable zoning requirements.

G. Utilities. Buyer shall have received evidence satisfactory to Buyer in its sole discretion that all utilities and roads necessary for the operation of each of the Properties as a Permitted Facility are available and that all necessary consents to the use of such utilities and roads have been obtained.

H. Compliance With Representations, Warranties and Covenants. (i) All obligations of Seller under this Agreement shall have been complied with in all material respects, and no event shall have occurred or condition shall exist which would, upon the Closing Date, or, upon the giving of notice and/or passage of time, constitute a breach or default by Seller hereunder or under the Lease or any other agreement between or among Buyer or Seller pertaining to the subject matter hereof, and no event shall have occurred or condition hall exist or information shall have been disclosed by Seller or discovered by Buyer which has had or would have a material adverse effect on any of the Properties, Seller or Buyer's willingness to consummate the transaction contemplated by this Agreement, as determined by Buyer in its sole and absolute discretion.

(ii) Buyer shall have received such evidence satisfactory to Buyer in its reasonable discretion that the representations and warranties of Seller under this Agreement are true, correct and complete as of the Closing Date.

I. Proof of Insurance. Seller shall have delivered to Buyer copies of insurance policies, showing that all insurance required by the Lease and providing coverage and limits satisfactory to Buyer is in full force and effect.

J. Opinions of Counsel to Seller. Seller shall have caused Counsel to prepare and deliver opinions in form and substance reasonably satisfactory to Buyer and its counsel.

K. Closing of Loan Agreement and Related Sale-Leaseback Agreement. All of the transactions described in the Loan Agreement and the Related Sale-Leaseback Agreement shall have closed prior to, or simultaneously with, the Closing of the transaction described in this Agreement.

L. License Agreement. Buyer and Seller shall have executed and delivered the License Agreement.

M. Existing Leases. Buyer and Lender shall have approved each Existing Lease in its sole discretion.

N. Closing Documents. On or prior to the Closing Date, Buyer and/or Seller, as may be appropriate, shall execute and deliver or cause to be executed and delivered to Title Company or Buyer, as may be appropriate, all documents required to be delivered by this Agreement, and such other documents, payments, instruments and certificates, as Buyer may require in form acceptable to Buyer, including, without limitation, the following:

       (i)    Deeds;
       (ii)   Lease;
       (iii)  Memorandum;
       (iv)   Acknowledgement;
       (v)    License Agreement;
       (vi)   Proof of Insurance;
       (vii)  Opinions of Counsel to Seller;
       (viii) Non-Foreign Seller Certificate;
       (ix)   UCC-1 Financing Statements; and
       (x)    Closing settlement statement prepared by Title Company.

Upon fulfillment or waiver of all of the above conditions, Buyer shall deposit funds necessary to close this transaction with the Title Company and this transaction shall close in accordance with the terms and conditions of this Agreement.

12. Default and Remedies. A. Each of the following shall be deemed an event of default by Seller (each, an "Event of Default"):

(i) If any representation or warranty of Seller set forth in any of the Sale-Leaseback Documents is false in any material respect or if Seller renders any statement or account which is false in any material respect;

(ii) If Seller fails to keep or perform in any material respect any of the terms or provisions of this Agreement;

(iii) If Seller is or becomes insolvent within the meaning of the Code, files or notifies Buyer that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

(iv) If there is an "Event of Default" under the Lease; or

(v) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document.

B. In the event of any Event of Default, Buyer shall be entitled to exercise, at its option, concurrently, successively or in any combination, all remedies available under the Lease or at law or in equity, including without limitation any one or more of the following:

(i) To terminate this Agreement by giving written notice to Seller in which case neither party shall have any further obligation or liability, except such liabilities as Seller may have for such breach or default;

(ii) To proceed with the Closing and direct Title Company to apply such portion of the Purchase Price as Buyer may deem reasonably necessary to cure any such breach or default;

(iii) To bring an action for damages against Seller, which, in the event Buyer proceeds to close, may include an amount equal to the difference between the value of the Properties as conveyed to Buyer and the value such Properties would have had if all representations and warranties of Seller were true and Seller had complied with all of its obligations;

(iv) To bring an action to require Seller specifically to perform its obligations hereunder; and/or

(v) To recover from Seller all costs and expenses, including attorneys' fees, paid or incurred by Buyer in connection with the transaction contemplated by this Agreement and all costs and expenses incurred or paid by Buyer as a result of such breach or default.

13. Assignments. A. Buyer may assign in whole or in part its rights under this Agreement. In the event of any unconditional assignment of Buyer's entire right and interest hereunder and provided Buyer's assignee shall have assumed in writing all of the duties and obligations of Buyer hereunder, Buyer shall automatically be relieved, from and after the date of such assignment, of liability for the performance of any obligation of Buyer contained herein.

B. Seller shall not, without the prior written consent of Buyer, which consent may be withheld in Buyer's sole discretion, sell, assign, transfer, mortgage, convey, encumber or grant any easements or other rights or interests of any kind in any of the Properties, any of Seller's rights under this Agreement or any interest in Seller, whether voluntarily, involuntarily or by operation of law or otherwise, including, without limitation, by merger, consolidation, dissolution or otherwise, except as expressly permitted by the Lease.
14. Indemnity. Seller agrees to indemnify, protect, hold harmless and defend Buyer, Lender and their respective directors, officers, shareholders, members, employees, successors, assigns, agents, lenders, contractors, subcontractors, experts, licensees, affiliates, lessees, mortgagees, trustees and invitees, as applicable (collectively, the "Indemnified Parties"), for, from and against any and all losses, costs, claims, liabilities, damages and expenses (collectively, "Losses") (including, without limitation, Buyer's reasonable attorneys' fees and consequential damages but excluding Losses suffered by an Indemnified Party arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Buyer's interest in any of the Properties or Seller's failure to act in respect of matters which are the obligation of Seller under the Lease) arising as the result of an Environmental Condition and/or a breach of any of the representations, warranties, covenants, agreements or obligations of Seller set forth in this Agreement. Without limiting the generality of the foregoing, such indemnity shall include, without limitation, any damages incurred with respect to any engineering, governmental inspection and reasonable attorneys' fees and expenses that the Indemnified Parties may incur by reason of any Environmental Condition and/or any representation or warranty set forth in Section 8.K being false, or by reason of any investigation or claim of any Governmental Authority in connection therewith. The provisions of this Section 14 shall survive the Closing.

15. Remainderman. Notwithstanding anything to the contrary contained herein, Seller acknowledges that Buyer may only obtain title to an estate for years in each of the Properties, and that Buyer may arrange for a remainderman ("Remainderman") to obtain title to the remainder of the estate of the Properties (the "Remainder Interest"). Seller agrees to cooperate in such event, which cooperation shall include, without limitation (1) the granting of deeds for the estate for years in each of the Properties to Buyer and separate deeds for the Remainder Interest to the Remainderman (or its designee), (2) the execution of a tripartite agreement among Seller, Buyer and the Remainderman relating to, inter alia, the extension terms under the Lease,
(3) delivering appropriate title insurance policies to the Remainderman, and
(4) delivery of such other documents as may be reasonably required. Seller acknowledges that Remainderman is an approved assignee of this Agreement to the extent of the Remainder Interest.

16.      Miscellaneous Provisions.

A. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Agreement shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon
(a) receipt, if hand delivered, (b) transmission, if delivered by facsimile,
(c) the next business day, if delivered by express overnight delivery service, or (d) the third business day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

        If to Seller:   The Krystal Company
                One Union Square
                Chattanooga, TN 37402
Attention:      Mr. Larry D. Bentley
Telephone:      (423) 757-1500
Telecopy:       (423) 757- 5773

With a copy to: Miller & Martin LLP
        1000 Volunteer Building
        832 Georgia Avenue
        Chattanooga, TN 37402
        Attention:  Hugh F. Sharber, Esq.
Telephone:      (423) 785-8212
Telecopy:       (423) 785- 8480

If to Buyer:    Crystac Property I LLC
        c/o U.S. Realty Advisors, LLC
        1370 Avenue of the Americas
New York, NY 10019
        Attention:  Mr. David M. Ledy
Telephone:      (212) 581-4540
Telecopy:       (212) 581-4950

With a copy to: Proskauer Rose LLP
        1585 Broadway
New York, NY 10036
        Attention:  Kenneth S. Hilton, Esq.
Telephone:      (212) 969-3000
Telecopy:       (212) 969-2900

B. Risk of Loss. As between Buyer and Seller, Seller shall be responsible for the risk of loss, damage or destruction of any of the Properties or any part thereof prior to the Closing Date.

C. Condemnation. In the event of a taking of all or any part of any of the Properties prior to the Closing, Buyer at its sole option shall have the right to either (i) receive the proceeds of any condemnation award and, proceed to close this transaction or (ii) terminate this Agreement with respect to any Property which is subject to such taking. Buyer and Seller agree to execute such amendments to this Agreement as may be reasonably required by Buyer to evidence any such termination.

D. Real Estate Commission. Buyer and Seller represent and warrant to each other that they have dealt with no real estate broker, agent, finder or other intermediary in connection with the transactions contemplated by this Agreement. Buyer and Seller shall indemnify and hold each other harmless for, from and against any costs, claims or expenses, including attorneys' fees, arising out of the breach of their respective representations and warranties contained within this Section. Seller has been advised by Banc of America Securities LLC, whose fees shall be paid by Seller.

E. Waiver and Amendment. No provisions of this Agreement shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion.

F. Captions. Captions are used throughout this Agreement for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

G. Buyer's Liability. Notwithstanding anything to the contrary provided in this Agreement, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Agreement by Buyer, that (i) there shall be absolutely no personal liability on the part of Buyer, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors and assigns, to Seller with respect to any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, provided that Seller shall have recourse to the Properties and Buyer to the extent expressly provided below, (ii) Seller waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors or assigns in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, and (iii) Seller shall look solely to the Properties for the satisfaction of each and every remedy of Seller in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, or any other matter in connection with this Agreement, the other Sale-Leaseback Documents or any of the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to affirmative acts of Buyer which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Seller and its shareholders, officers, directors, employees and agents shall not be imputed to Buyer), Seller shall have the right to look to other assets of Buyer, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of
Buyer.

H. Severability. The provisions of this Agreement shall be deemed severable. If any part of this Agreement shall be held unenforceable, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

I. Construction Generally. This is an agreement between parties who are experienced in sophisticated and complex matters similar to the transaction contemplated by this Agreement and is entered into by both parties in reliance upon the economic and legal bargains contained herein and shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Seller and Buyer were each represented by legal counsel competent in advising them of their obligations and liabilities hereunder.

J. Other Documents. Each of the parties agrees to sign such other and further documents as may be necessary or reasonably requested by the other party in order to carry out the intentions expressed in this Agreement.

K. Attorneys' Fees. Notwithstanding anything in this Agreement to the contrary, in the event of any judicial or other adversarial proceeding between the parties concerning this Agreement, the prevailing party shall be entitled to recover all of its attorneys' fees and other costs in addition to any other relief to which it may be entitled. References in this Agreement to Buyer's attorneys' fees and/or costs shall mean the fees and costs of independent counsel retained by Buyer with respect to this transaction.

L. Entire Agreement. This Agreement, together with any other certificates, instruments or agreements to be delivered hereunder, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements, written or oral, between Seller and Buyer with respect to the subject matter of this Agreement. Notwithstanding anything in this Agreement to the contrary, upon the execution and delivery of this Agreement by Seller and Buyer, the Commitment shall be deemed null and void and of no further force and effect and the terms and conditions of this Agreement shall control notwithstanding that such terms and conditions are inconsistent with or vary from those set forth in the Commitment.

M. Recording. At the election of Buyer, this Agreement may be recorded in the appropriate governmental office so as to impart constructive notice of the terms and provisions hereof.

N. Forum Selection; Jurisdiction; Venue; Choice of Law. Seller acknowledges that this Agreement was partially negotiated in the State of Arizona, the Agreement was delivered by Seller and Buyer in the State of Arizona, all payments under the Lease will be delivered in the State of Arizona (unless otherwise directed by Buyer or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Agreement, the parties hereto hereby expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona and Seller consents that it may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Seller waives and agrees not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. It is the intent of the parties hereto that all provisions of this Agreement shall be governed by and construed under the laws of the State of Arizona. To the extent that a court of competent jurisdiction finds Arizona law inapplicable with respect to any provisions hereof, then, as to those provisions only, the law of the states in which the Properties are located, as applicable, shall be deemed to apply. Nothing in this Section shall limit or restrict the right of Buyer to commence any proceeding in the federal or state courts located in the states in which the Properties are located, as applicable, to the extent Buyer deems such proceeding necessary or advisable to exercise remedies available under this Agreement.

O. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

P. Binding Effect. This Agreement shall be binding upon and inure to the benefit of Seller and Buyer and their respective successors and permitted assigns, including, without limitation, any United States trustee, any debtor-in-possession or any trustee appointed from a private panel.

Q. Survival. Except for the conditions of Closing set forth in Section 11, which shall be satisfied or waived as of the Closing Date, all representations, warranties, agreements, obligations and indemnities of Seller and Buyer set forth in this Agreement (including, without limitation, the provisions of Sections 7, 8 and 14) shall survive the Closing.

R. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. BUYER AND SELLER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED
AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, SELLER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO
SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM BUYER AND ANY OF BUYER'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY SELLER AGAINST BUYER OR ANY OF BUYER'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORSWITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THE WAIVER
BY SELLER OF ANY RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

S. Reliance By Lender. Seller acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Agreement, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.


IN WITNESS WHEREOF, Seller and Buyer have entered into this Agreement as of the date first above written.

BUYER:
CRYSTAC PROPERTY I LLC,
a Delaware limited liability company

By  Crystac Equity I LLC,
      a Delaware limited liability company,
      its member manager


By:
      Jamie Grossman
      Its Vice President, Assistant Secretary and
       Assistant Treasurer

SELLER:
THE KRYSTAL COMPANY,
a Tennessee corporation


By:
       Larry D. Bentley
               Its Vice President and Chief Financial Officer




STATE OF ARIZONA        ]
                ] SS.
COUNTY OF MARICOPA      ]


        The foregoing instrument was acknowledged before me on December ____, 2001 by Jamie Grossman, Vice President, Assistant Secretary and Assistant Treasurer of Crystac Equity I LLC, a Delaware limited liability company, member manager of Crystac Property I LLC, a Delaware limited liability company, on behalf of the limited liability company.



Notary Public
My Commission Expires:






STATE OF ARIZONA        ]
                ] SS.
COUNTY OF MARICOPA      ]


The foregoing instrument was acknowledged before me on December 31, 2001 by Larry D. Bentley, Vice President and Chief Financial Officer of The Krystal Company, a Tennessee corporation, on behalf of the corporation.




Notary Public
My Commission Expires:



EXHIBIT A
PROPERTIES












EXHIBIT A-1

LEGAL DESCRIPTIONS OF PROPERTIES

SCHEDULE I

EXISTING LEASES



1.      FFC No. 8001-3571, Store No. KIM001, 106 Highway 72, South Pittsburg, TN

        Lease dated as of April 16, 1996 between Lessee, as landlord, and Citizens State Bank, a Tennessee banking corporation, as tenant, as renewed by letter from Citizens State Bank dated February 10, 1999.











































Exhibit 10.3-
                             MASTER LEASE

THIS MASTER LEASE (this "Lease") is made as of December 31, 2001 (the "Effective Date"), by and between CRYSTAC PROPERTY I LLC, a Delaware limited liability company ("Lessor"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and THE KRYSTAL COMPANY, a Tennessee corporation ("Lessee"), whose address is One Union Square, Chattanooga, Tennessee 37402.

                        W I T N E S S E T H :

THAT, in consideration of the mutual covenants and agreements herein contained, Lessor and Lessee hereby covenant and agree as follows:

1. Certain Defined Terms. The following terms shall have the following meanings for all purposes of this Lease:

"Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Lease among Lessor, Lessee, Lender and Remainderman, as the same may be amended from time to time. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property.

"Action" has the meaning set forth in Section 23.A(iv).

"ADA" has the meaning set forth in Section 16.C.

"Additional Rental" has the meaning set forth in Section 5.C.

"Adjustment Date" means the first day of the month following the month in which the first anniversary of the Effective Date occurs, and every first anniversary thereafter during the Lease Term (including the extension periods if Lessee exercises its option pursuant to Section 27).

"Affiliate" means any Person which directly or indirectly controls, is under common control with, or is controlled by any other Person. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or otherwise.

"Aggregate Assumed Base Annual Rental" means the aggregate amount of Base Annual Rental required to be paid by Lessee during the Assumed Base Annual
 Rental Period. "Aggregate Fixed Charge Coverage Ratio" shall have the meaning set forth in Section 8.A.

"Aggregate Rent Refund" means the positive difference, if any, between the Aggregate Assumed Base Annual Rental and the CPI-Adjusted Rent.

"Applicable Regulations" means all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of each Governmental Authority having jurisdiction over Lessee and/or any of the Properties, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements and all applicable standards of the National Board of Fire Underwriters and the ADA, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Lessee.

"Applicable Rent Reduction Percentage" means, with respect to any Property, a fraction, the numerator of which shall be the Purchase Price for such Property, and the denominator of which shall be the sum of the Purchase Price for all of the Properties then subject to this Lease, including such Property. "Assumed Base Annual Rental Period" means the period commencing on January 1, 2002 and ending on December 31, 2021.

"Base Annual Rental" means $1,392,979.92, subject to the increases provided in
Section 5.B. "Base Monthly Rental" means an amount equal to 1/12 of the applicable Base Annual Rental. "Business Day" means a day on which banks located in Phoenix, Arizona are not required or authorized to remain closed.

"Casualty" has the meaning set forth in Section 21.A.

"Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

"CPI" means the Consumer Price Index which is designated for the applicable month of determination as the United States City Average for All Urban Consumers, All Items, Not Seasonally Adjusted, with a base period equaling 100 in 1982-1984, as published by the United States Department of Labor's Bureau of Labor Statistics or any successor agency.

"CPI-Adjusted Rent" means the aggregate amount of Base Annual Rental that would have been paid during the entire Assumed Base Annual Rental Period had the Base Annual Rental on each CPI Adjustment Date been increased over the Base Annual Rental immediately preceding such CPI Adjustment Date by two times the applicable CPI Increase.

"CPI Adjustment Date" means the first day of the month following the month in which the first anniversary of the Effective Date occurs, and every first anniversary thereafter during the Lease Term.

"CPI Increase" means the quotient (expressed as a percentage) of (a) the positive difference, if any, between (i) the CPI for the month which is one month prior to the month of the applicable CPI Adjustment Date and (ii) the CPI for the month which is thirteen months prior to the month of such CPI Adjustment Date (the "Base CPI"), and (b) the Base CPI. In the event the statistics are not available or in the event that publication of the CPI is modified or discontinued in its entirety, the CPI Increase shall be determined on the basis of an index chosen by Lessor as a reasonably comparable and recognized index of the purchasing power of the United States consumer dollar published by the United States Department of Labor or other similar governmental agency. In the event that the CPI contemplated herein is not reported for the months required for the calculation set forth above, the parties agree to utilize the CPI reported for the month(s) nearest preceding the month(s) required for such calculation.

"De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

"Default Rate" means 18% per annum or the highest rate permitted by law, whichever is less.

"Disclosures" has the meaning set forth in Section 8.C. "Early Termination Date" has the meaning set forth in Section 21.B. "Effective Date" has the meaning set forth in the Preamble.

"Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Lessor.

"Environmental Laws" means any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases. "Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like addressing similar issues: the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties.

"Environmental Liens" has the meaning set forth in Section 16.D(ix).

"Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Lessor with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Lessor in its sole but reasonable discretion.

"Event of Default" has the meaning set forth in Section 23.

"Excluded Personalty" means (i) any Personalty which is leased by Lessee from third parties as of the Effective Date, as described more particularly in
Schedule III attached hereto, but only during such time as the applicable lease is in effect, and (ii) any Personalty purchased or acquired after the Effective Date which is subject to a purchase money security interest granted by Lessee or which Lessee leases from a third party, but only during such time as the applicable security interest or lease is in effect; provided, however, in no event shall the aggregate value of the Excluded Personalty relating to any individual Property exceed the Excluded Personalty Cap.

"Excluded Personalty Cap" means (i) prior to January 1, 2012, $36,000, and
(ii) from and after January 1, 2012, $50,000.

"Existing Leases" means those billboard and other leases affecting certain of the Properties, which are described on Schedule I to the Sale-Leaseback Agreement.

"Existing Lessees" means the lessees under the Existing Leases.

"Extended Term" means the period subsequent to the expiration of the Primary Term during which this Lease is actually in effect.

"FCCR Period" means the twelve month period of time immediately preceding the date on which Lessee gives written notice to Lessor that Lessee is proposing to substitute a Substitute Property as permitted by Section 57.A.

"Fixed Charge Coverage Ratio" has the meaning set forth in Section 57.B(i)(2).

"Forced Sale Election" has the meaning set forth in Section 57.A.

"GAAP" means generally accepted accounting principles consistently applied.

"Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

"Hazardous Materials" means (i) any toxic substance or hazardous waste, substance, solid waste, or related material, or any pollutant or contaminant;
(ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or becomes defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or becomes prohibited, limited or regulated by any Governmental Authority that asserts jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or is likely to pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties.

"Indemnified Parties"
means Lessor, Environmental Insurer, Remainderman, and Lender and their directors, officers, shareholders, trustees, beneficial owners, partners, members, and any directors, officers, shareholders, trustees, beneficial owners, partners, members of any beneficial owners, partners or members of Lessor, Environmental Insurer, Remainderman or Lender, and all employees, agents, servants, representatives, contractors, subcontractors, affiliates, subsidiaries, participants, successors and assigns of any of the foregoing, including, but not limited to, any successors by merger, consolidation or acquisition of all or a substantial portion of the assets and business of Lessor, Environmental Insurer, Remainderman or Lender, as applicable.

"Lease Term" shall have the meaning described in Section 4.

"Lease Year" means the 12-month period commencing on the first day of the calendar year or any other 12-month period as may be approved in writing by Lessor after the commencement of the Lease Term and each successive 12-month period thereafter.

"Lender" means GE Capital Franchise Finance Corporation, a Delaware corporation, its successors and assigns, any successor lender in connection with any loan secured by Lessor's interest in any of the Properties, and any servicer of any loan secured by Lessor's interest in any of the Properties.

"Lessee Entities" means, collectively, Lessee and all Affiliates of Lessee.

"License Agreement" means the license agreement dated as of the date of this Lease between Lessor and Lessee, as the same may be amended from time to time.

"Loan Agreement" means the Loan Agreement dated as of the date of this Lease in effect between Lessor and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof.

"Loan Documents" means, collectively, the Loan Agreement, the Notes, the Mortgages and all other documents, instruments and agreements executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Losses" means any and all claims, suits, liabilities (including, without limitation, strict liabilities), actions, proceedings, obligations, debts, damages, losses, costs, expenses, diminutions in value, fines, penalties, charges, fees, expenses, judgments, awards, amounts paid in settlement and damages of whatever kind or nature (including, without limitation, attorneys' fees, court costs and other costs of defense).

"Material Adverse Effect" means a
material adverse effect on (i) the business, condition, worth or operations of Lessee, (ii) Lessee's ability to perform its obligations under this Lease or any of the other Sale-Leaseback Documents, or (iii) any of the Properties, including, without limitation, the operation of any of the Properties as a Permitted Facility and/or the value of any of the Properties.

"Maturity Date" means January 1, 2022.

"Memorandum" means the memorandum of master lease dated as of the date of this Lease between Lessor and Lessee with respect to the Properties, as the same may be amended from time to time. A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Mortgages" means, collectively, the mortgages, deeds of trust or deeds to secure debt, assignments of rents and leases, security agreements and fixture filings dated as of even date herewith executed by Lessor for the benefit of Lender with respect to the Properties, as such instruments may be amended, restated and/or supplemented from time to time and any and all replacements or substitutions thereof.

"Net Award" has the meaning set forth in Section 21.B.

"Net Restoration Amount" has the meaning set forth in Section 21.D.

"Notes" means, collectively, the promissory notes dated as of the date of this Lease executed by Lessor and payable to Lender with respect to the Properties, as such notes may be amended, restated and/or substituted from time to time.

"Partial Casualty" has the meaning set forth in Section 21.D. "Partial Taking" has the meaning set forth in Section 21.D.

"Participation" means the granting of any participations in any document evidencing loan obligations or any or all servicing rights with respect thereto.

"Permitted Facility" means a restaurant operated under the brand name "Krystal"; provided, however, Lessee may operate up to twenty percent (20%) of the Properties in the aggregate as another restaurant concept owned and operated by the Lessee Entities, provided the Lessee Entities either (i) own and operate five (5) or more units as such other restaurant concept (not taking into account any of the Properties or Related Properties) or (ii) own or operate such Properties as other nationally or regionally recognized brands as consented to by Lessor (whose consent shall not be unreasonably withheld).

"Person" means any individual, corporation, partnership, limited liability company, trust, unincorporated organization, Governmental Authority or any other form of entity.

"Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, walk-in coolers, walk-in freezers, supply fans, exhaust fans, air ducts, hoods, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, merchandise shelving, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties".

"Prepayment Charges" means, for purposes of this Lease, an amount equal to any prepayment premium or charge, yield maintenance payment, or other cost or expense imposed on Lessor by the applicable Lender in connection with the payment of the applicable Note(s) or promissory note(s) prior to the Maturity Date.

"Primary Term" means the period commencing on the Effective Date and expiring on January 31, 2022.

"Properties" means, collectively, the parcels of real estate described by address, FFC Number and Unit Number in Exhibit A attached hereto, as the same may be modified from time to time to reflect removed and substituted Properties, and legally described in Exhibit A-1 attached hereto, as the same may be modified from time to time to reflect removed and substituted Properties, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty).

"Property" means any one of the Properties.

"Purchase Price" means, with respect to any Property, the amount of the purchase price corresponding to such Property as set forth on Exhibit A to the Sale-Leaseback Agreement.

"Questionnaires" means the environmental questionnaires completed by Lessee with respect to each of the Properties and submitted to Environmental Insurer in connection with the issuance of the Environmental Policies. "Rejectable Offer" has the meaning set forth in Section 21.B. "Rejectable Purchase Offer" has the meaning set forth in Section 58.A.

"Rejectable Substitution Offer" has the meaning set forth in Section 57.A.

"Related Lease" means the lease between Related Lessor, as lessor, and Lessee, as lessee, relating to the Related Properties.

"Related Lessor" means Crystac Property II LLC, a Delaware limited liability company.

"Related Properties" means any properties which are the subject of a lease between Related Lessor, as lessor, and Lessee, as lessee.

"Release" means any presence, release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials.

"Remainderman" means Snowflake Remainder I LLC, a Delaware limited liability company, which owns a remainder interest in the parcels of real estate described by address, Lessor Number and Unit Number in Exhibit A attached hereto and legally described in Exhibit A-1 attached hereto and all rights, privileges and appurtenances associated therewith, together with its successors and assigns.

"Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials.

"Sale-Leaseback Agreement" means that certain Sale-Leaseback Agreement dated as of the date hereof between Lessor and Lessee with respect to the Properties, as the same may be amended from time to time.

"Sale-Leaseback Documents" means the Sale-Leaseback Agreement, this Lease, the Memorandum, the Acknowledgement, the License Agreement and all other documents executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Securitization" means one or more sales, dispositions, transfers or assignments by Lender or any Affiliate of Lender to a special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender of notes evidencing obligations to repay secured or unsecured loans owned by Lender or any Affiliate of Lender (and, to the extent applicable, the subsequent sale, transfer or assignment of such notes to another special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender), and the issuance of bonds, certificates, notes or other instruments evidencing interests in pools of such loans, whether in connection with a permanent asset securitization or a sale of loans in anticipation of a permanent asset securitization. Each Securitization shall be undertaken in accordance with all requirements which may be imposed by the investors or the rating agencies involved in each such sale, disposition, transfer or assignment or which may be imposed by applicable securities, tax or other laws or regulations.

"Stipulated Loss Value" has the meaning set forth in Section 21.B.

"Subject Transfer" shall mean (i) a change in control of Lessee, whether through a direct or indirect transfer of beneficial ownership of the voting stock of Lessee, a merger or consolidation by Lessee with any other entity, or any other means, or (ii) a sale or other transfer of all or substantially all of the assets of Lessee. For purposes of this definition, "a change in control of Lessee" means a transaction or series of transactions in which there has occurred a direct or indirect change in beneficial ownership of fifty percent (50%) or more of the voting stock of Lessee from the ownership of such voting stock as of the Effective Date, other than as a result of a public offering of securities in Lessee or its parent company.

"Substitute Property" means one or more parcels of real estate substituted for any of the Properties in accordance with the requirements of Section 57, together with all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements located thereon (excluding Personalty). For purposes of clarity, where two or more parcels of real property comprise a Substitute Property, such parcels shall be aggregated and deemed to constitute the Substitute Property for all purposes of this Lease.

"Successor Lessor" has the meaning set forth in Section 24.

"Taking" has the meaning set forth in Section 21.A.

"Tax Contest Permitted Amount" means (i) prior to January 1, 2012, $25,000, and
(ii) from and after January 1, 2012, $50,000. "Temporary Taking" has the meaning set forth in Section 21.C. "Termination Notice" has the meaning set forth in
Section 21.B.

"Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release.

"Title Company" means Lawyers Title Insurance
Corporation, or such other nationally recognized title insurance company reasonably acceptable to Lessor.

"Total Casualty" has the meaning set forth in
Section 21.B.

"Total Taking" has the meaning set forth in Section 21.B.

"Transfer" means any sale, transfer or assignment of any document evidencing loan obligations, or any or all servicing rights with respect thereto.

2. Demise of Properties. In consideration of the rentals and other sums to be paid by Lessee and of the other terms, covenants and conditions on Lessee's part to be kept and performed, Lessor hereby leases to Lessee, and Lessee hereby takes and hires, the Properties. The Properties are leased to Lessee
"AS IS" and "WHERE IS" without representation or warranty by Lessor and subject to the rights of parties in possession, to the existing state of title, any state of facts which an accurate survey or physical inspection might reveal, and all Applicable Regulations now or hereafter in effect. Lessee has examined each of the Properties and title to each of the Properties and has found all of the same satisfactory for all of Lessee's purposes.

3. Characterization of Lease. A. Lessor and Lessee intend that:

(i) this Lease constitutes a single master lease of all, but not less than all, of the Properties and that Lessor and Lessee have executed and delivered this Lease with the understanding that this Lease constitutes a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties, and that neither this Lease nor the duties, obligations or rights of Lessee may be allocated or otherwise divided among the Properties by Lessee;

(ii) this Lease is a "true lease" and not a financing lease, capital lease, mortgage, equitable mortgage, deed of trust, trust agreement, security agreement or other financing or trust arrangement, and the economic realities of this Lease are those of a true lease; and

(iii) the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein.

B. Lessor and Lessee acknowledge and agree that the Lease Term, including any term extensions provided for in this Lease, is less than the remaining economic life of each of the Properties.

C. Lessee and Lessor each waive any claim or defense based upon the characterization of this Lease as anything other than a true lease and irrevocably waive any claim or defense which asserts that this Lease is anything other than a true lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a true lease. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a true lease and further stipulate and agree that nothing contained in this Lease creates or is intended to create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like. Lessee and Lessor each shall support the intent of the parties that the lease of the Properties pursuant to this Lease is a true lease and does not create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

D. Lessee and Lessor each waive any claim or defense based upon the characterization of this Lease as anything other than a master lease of all of the Properties and irrevocably waive any claim or defense which asserts that this Lease is anything other than a master lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each shall support the intent of the parties that this Lease is a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties, if, and to the extent that, any challenge occurs.

E. Lessee represents and warrants to Lessor that (i) the Base Annual Rental is the fair market value for the use of the Properties and was agreed to by Lessor and Lessee on that basis, and (ii) the execution, delivery and performance by Lessee of this Lease does not constitute a transfer of all or any part of the Properties, other than the leasehold interest evidenced by this Lease.

F. The expressions of intent, the waivers, the representations and warranties, the covenants, the agreements and the stipulations set forth in this Section are a material inducement to Lessor entering into this Lease.

4. Lease Term. The Lease Term for all of the Properties shall commence as of the Effective Date and shall expire on January 31, 2022, unless terminated sooner as provided in this Lease and as may be extended for four additional successive periods of five years each as set forth in Section 27 below. The time period (inclusive of any extension periods exercised in accordance with the terms hereof) during which this Lease shall actually be in effect is referred to herein as the "Lease Term."

5. Rental and Other Payments. A. If the Effective Date is a date other than the first day of the month, Lessee shall pay Lessor on the Effective Date the Base Monthly Rental prorated on the basis of the ratio that the number of days from the Effective Date through the last day in the month containing the Effective Date bears to the number of days in such month. Thereafter, on or before the first day of each succeeding calendar month, Lessee shall pay Lessor in advance the Base Monthly Rental.

B. Commencing on the first Adjustment Date and on each Adjustment Date thereafter, the Base Annual Rental shall increase by an amount equal to the product of the then-current Base Annual Rental multiplied by 1.00%, which increase shall be compounded. The increased Base Annual Rental shall constitute the Base Annual Rental due and payable until the next Adjustment Date.

C. All sums of money required to be paid by Lessee under this Lease which are not specifically referred to as rent ("Additional Rental") shall be considered rent although not specifically designated as such. Lessor shall have the same remedies for nonpayment of Additional Rental as those provided herein for the nonpayment of Base Annual Rental.

D. (i) Lessor hereby agrees that, to the extent that the Aggregate Assumed Base Annual Rental exceeds the CPI-Adjusted Rent, Lessor shall be required to pay Lessee the Aggregate Rent Refund in accordance with the provisions of this Section 5.D. In no event shall Base Annual Rental be deemed reduced as of any Adjustment Date from the Base Annual Rental which would have been payable during the year immediately preceding such Adjustment Date. In addition, if the Aggregate Assumed Base Annual Rental is less than or equal to the aggregate CPI-Adjusted Rent, then no additional amounts shall be payable by Lessee to Lessor and the payments of Base Annual Rental otherwise contemplated by this Lease for the Primary Term shall become the final amounts payable as Base Annual Rental for the Primary Term. Anything contained herein to the contrary notwithstanding, in no event shall Lessor be required to pay the Aggregate Rent Refund in the event of any termination of this Lease resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee.

(ii) Within thirty (30) days after the end of the Primary Term (other than a termination resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee), Lessor shall
(x) provide Lessee with a statement setting forth Lessor's calculation of the amount of the Aggregate Rent Refund and each CPI Increase used in calculating the Aggregate Rent Refund and (y) pay the Aggregate Rent Refund to Lessee; provided, however, the obligation of Lessor to pay the Aggregate Rent Refund to Lessee shall not excuse or reduce Lessee's obligation to pay any Base
Annual Rental or Additional Rental payable in respect of the Primary Term or, except as provided in subsection (iii) below, the Extended Term, or any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any other amount (including, without limitation, indemnification payments or damages) payable hereunder during or with respect to the Primary Term or the Extended Term, and Lessee shall not have any right to set-off the Aggregate Rent Refund or any part thereof against its obligation to pay any such Base Annual Rental, Additional Rental, any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any such other amount, except as provided in subsection

(iii) below. If this Lease is terminated as a result of an Event of Default or if this Lease is rejected in a bankruptcy case involving Lessee, or if an Event of Default shall have occurred and be continuing at the expiration of the Primary Term, Lessor may, but shall not be required to, in exercising its rights hereunder, use, apply or retain the whole or any part of the Aggregate Rent Refund for the payment of any rent or other sum (including damages) to which Lessor may be entitled by reason of such Event of Default or rejection.

(iii) In the event Lessee exercises its option to extend this Lease as set forth in Section 27 below, Lessor may elect to apply the Aggregate Rent Refund, if any, as a credit against the Base Annual Rental first accruing for the Extended Term, until the balance of the Aggregate Rent Refund shall be reduced to zero. Lessor shall evidence its election by giving notice thereof to Lessee no later than the due date of the first installment of rent due in the first Extended Term; provided, however, if Lessor fails to deliver such notice, Lessor shall be deemed to have elected to so credit the Aggregate Rent Refund.

(iv) Notwithstanding anything contained herein to the contrary, the obligation created by this Section 5.D shall be subordinate in all respects to the loans secured by the Mortgages. Without limiting the generality of the preceding sentence, in the event that Lender succeeds to the interest of Lessor in this Lease whether by a foreclosure of the Mortgages or the delivery to Lender of deeds-in-lieu of foreclosure, the preceding subsections of this
Section 5.D shall be of no force or effect, Lender shall have no obligation to pay Lessee the Aggregate Rent Refund, and Lessee shall have no right to receive a credit for the Aggregate Rent Refund against the Base Annual Rental due for the Extended Term.

6. Representations and Warranties of Lessor. The representations and warranties of Lessor contained in this Section are being made to induce
Lessee to enter into this Lease and Lessee has relied and will continue to rely upon such representations and warranties. Lessor represents and warrants to Lessee as of the Effective Date as follows:

A. Organization, Authority and Status of Lessor. (i) Lessor has been duly organized and is validly existing and in good standing under the laws of the State of Delaware. All necessary limited liability company action has been taken to authorize the execution, delivery and performance by Lessor of this Lease and the other documents, instruments and agreements provided for herein.

(ii) The person who has executed this Lease on behalf of Lessor is duly authorized to do so.

B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessor, enforceable against Lessor in accordance with its terms.

7. Representations and Warranties of Lessee. The representations and warranties of Lessee contained in this Section are being made to induce Lessor to enter into this Lease and Lessor has relied, and will continue to rely, upon such representations and warranties. Lessee represents and warrants to Lessor as of the Effective Date as follows:

A. Organization, Authority and Status of Lessee. (i) Lessee has been duly organized or formed, is validly existing and in good standing under the laws of its state of incorporation and is qualified to do business in the jurisdictions where the Properties are located. All necessary corporate action has been taken to authorize the execution, delivery and performance by Lessee of this Lease and of the other documents, instruments and agreements provided for herein. Lessee is not a "foreign corporation", "foreign partnership", "foreign trust", "foreign limited liability company" or "foreign estate", as those terms are defined in the Internal Revenue Code and the regulations promulgated thereunder. Lessee's United States tax identification number is correctly set forth on the signature page of this Lease.

(ii) The person who has executed this Lease on behalf of Lessee is duly authorized to do so.

B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessee, enforceable against Lessee in accordance with its terms.

C. Litigation. There are no suits, actions or proceedings pending, or, to Lessee's actual knowledge, threatened in writing against or involving Lessee or any of the Properties before any arbitrator or Governmental Authority, except for such suits, actions or proceedings which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect.

D. Absence of Breaches or Defaults. Lessee is not in default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound, except for such defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not result in any breach of or default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound, except for such breaches or defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order. E. Liabilities of Lessor. Lessee is not liable for any indebtedness for money borrowed by Lessor and has not guaranteed any of the debts or obligations of Lessor.

8. Covenants. Lessee covenants to Lessor for so long as this Lease is in effect as follows:

A. Aggregate Fixed Charge Coverage Ratio. Lessee shall maintain an Aggregate Fixed Charge Coverage Ratio at all of the Properties of at least 1.25:1, determined as of the last day of each fiscal year of Lessee. For purposes of this Lease, the term "Aggregate Fixed Charge Coverage Ratio" shall mean with respect to the twelve month period of time immediately preceding the date of determination, the ratio calculated for such period of time, each as determined in accordance with GAAP, of (a) the sum of Net Income, Depreciation and Amortization, Interest Expense and Operating Lease Expense, less a corporate overhead allocation in an amount equal to 5.00% of Gross Sales, to (b) the sum of the Operating Lease Expense and the Equipment Payment Amount. For purposes of this Section 8.A, the following terms shall be defined as set forth below:

"Capital Lease" shall mean any lease of any property (whether real, personal or mixed) by Lessee with respect to one or more of the Properties which lease would, in conformity with GAAP, be required to be accounted for as a capital lease on the balance sheet of Lessee. The term "Capital Lease" shall not include any operating lease or this Lease.

"Debt" shall mean as directly related to all of the Properties and the period of determination (i) indebtedness of Lessee for borrowed money,
(ii) obligations of Lessee evidenced by bonds, indentures, notes or similar instruments, (iii) obligations of Lessee to pay the deferred purchase price of property or services, (iv) obligations of Lessee under leases which should be, in accordance with GAAP, recorded as Capital Leases, and (v) obligations of Lessee under direct or indirect guarantees in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (iv) above. The term "Debt" shall not include (x) Lessor's debt with respect to the Properties or otherwise or (y) any corporate debt of Lessee which is not secured by any of the Properties or any Personalty. "Depreciation and Amortization" shall mean with respect to all of the Properties the depreciation and amortization accruing during any period of determination with respect to Lessee as determined in accordance with GAAP. The term

"Depreciation and Amortization" shall not include Lessor's depreciation and amortization with respect to the Properties or otherwise. "Equipment Payment Amount" shall mean for any period of determination the sum of all amounts payable during such period of determination under all (x) leases entered into by Lessee for equipment located at one or more of the Properties and (y) all loans made to Lessee secured by Lessee's interest in the equipment located at one or more of the Properties.

"Net Income" shall mean with respect to the period of determination, the net income or net loss of Lessee allocable to all of the Properties by Lessee. In determining the amount of Net Income, (i) adjustments shall be made for nonrecurring gains and losses allocable to the period of determination, (ii) deductions shall be made for, among other things, Depreciation and Amortization, Interest Expense and Operating Lease Expense allocable to the period of determination, and (iii) no deductions shall be made for
(x) income taxes or charges equivalent to income taxes allocable to the period of determination, as determined in accordance with GAAP, or
(y) corporate overhead expense allocable to the period of determination.

"Gross Sales" means the sales or other income arising from all business conducted at all of the Properties by Lessee during the period of determination, less sales tax paid by Lessee in connection with the business conducted at each of the Properties during such period.

Interest Expense" shall mean for any period of determination, the sum of all interest accrued or which should be accrued in respect of all Debt of Lessee allocable to one or more of the Properties and all business operations thereon during such period (including interest attributable to Capital Leases), as determined in accordance with GAAP.

"Operating Lease Expense" shall mean the expenses incurred by Lessee under any operating leases with respect to one or more of the Properties (including this Lease, but excluding any permitted subleases) and the business operations thereon during the period of determination, as determined in accordance with GAAP.

B. Nonconsolidation Covenants. (i) Lessee will not assume liability for any indebtedness for money borrowed by Lessor and does not, and will not, guarantee any of the debts or obligations of Lessor. Lessee will not hold itself out as being liable for any obligations or indebtedness of Lessor.

(ii) Lessee shall not, and shall use its best efforts to cause its Affiliates not to, hold Lessor out to the public or to any individual creditors as being a unified entity with assets and liabilities in common with Lessee.

(iii) Lessee shall conduct its business so as not to mislead others as to the separate identity of Lessor, and particularly will avoid the appearance of conducting business on behalf of Lessor. Without limiting the generality of the foregoing, no oral and written communications of Lessee, including, without limitation, letters, invoices, purchase orders, contracts, statements and loan applications, will be made in the name of Lessor which to the extent that to do otherwise would materially bear upon the maintenance of Lessor's separate identity.

(iv)    Lessee will not act in Lessor's name.

(v) Where necessary and appropriate, Lessee shall disclose the independent business status of Lessor to creditors of Lessee, if any.

(vi) The resolutions, agreements and other instruments of Lessee, if any, underlying the transactions described in this Lease will be maintained by Lessee. (vii) All transactions between Lessee and Lessor will be no less fair to each party than they could obtain on an arm's-length basis.

(viii) The books, records and accounts of Lessee shall at all times be maintained in a manner permitting the assets and liabilities of Lessor to be easily separated and readily ascertained from those of Lessee.

(ix) Lessee will not direct, or otherwise control, the ongoing business decisions of Lessor.

(x) Lessee will not file or cause to be filed a voluntary or involuntary petition in bankruptcy on behalf of or against Lessor.

C. Transfer, Participation and Securitization Covenants. (i) Lessee agrees to cooperate in good faith with Lessor and Lender in connection with any Transfer, Participation and/or Securitization of any of the Notes, Mortgages and/or any of the Loan Documents, or any or all servicing rights with respect thereto, including, without limitation, (x) providing such documents, financial and other data, and other information and materials (the "Disclosures") which would typically be required with respect to Lessee by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable; provided, however, Lessee shall not be required to make Disclosures of any confidential information or any information which has not previously been made public unless required by applicable federal or state securities laws; and
(y) amending the terms of this Lease to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfer, Participation or Securitization, so long as such amendments would not have a material adverse effect upon Lessee or the transactions contemplated by this Lease.

(ii) Lessee consents to Lessor and Lender providing the Disclosures, as well as any other information which Lessor and Lender may now have or hereafter acquire with respect to the Properties or the financial condition of Lessee to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable, provided that, Lessor or Lender informs each such purchaser, transferee, assignee, servicer and participant of the confidential nature of such information. In connection with the performance of Lessee's obligations under this Section 8.C: (x) Lessor and/or Lender shall prepare, at the expense of Lessor and/or Lender, all documents evidencing the amendments referred to in clause (y) of Section 8.C(i) as well as the documents contemplated by Section 8.C(iii); and (y) Lessee shall pay its own attorney fees and other out-of-pocket expenses incurred in connection with the review and negotiation of such documents, provided that Lessor shall pay or cause Lender to pay any such reasonable attorney fees and other out-of-pocket expenses in excess of $5,000.00.

(iii) At the request of Lessor made prior to January 1, 2004, Lessor and Lessee shall amend and restate this Lease and the Related Lease into a single Master Lease (the "Master Lease") covering the Properties and the Related Properties, but with such modifications as may be reasonably required to reflect such amendment and restatement (e.g., a change to the amount listed in the Base Annual Rental definition so that such amount equals the sum of the applicable amount for this Lease and the Related Lease, a change to the number of Properties listed in Section 27.B so that such number equals 90% of the aggregate number of Properties and Related Properties, and a change to the number of Properties listed in the second paragraph of Section 57.A so that such number equals 20% of the aggregate number of Properties and Related Properties). Lessee agrees to take such additional actions and execute such additional documents as Lessor may reasonably require with respect to the execution and delivery of the Master Lease.

D. Compliance Certificate. Within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor such compliance certificates as Lessor may reasonably require in order to establish that Lessee is in compliance in all material respects with all of the obligations, duties and covenants imposed on Lessee pursuant to this Lease.

9. Rentals To Be Net to Lessor. The Base Annual Rental payable hereunder shall be net to Lessor, so that this Lease shall yield to Lessor the rentals specified during the Lease Term, and that all costs, expenses and obligations of every kind and nature whatsoever relating to the Properties shall be performed and paid by Lessee.

10. Taxes and Assessments. Lessee shall pay, prior to the earlier of delinquency or the accrual of interest on the unpaid balance, all taxes and assessments of every type or nature assessed against, imposed upon or arising with respect to Lessee, Lessor, any of the Properties, this Lease, the rental or other payments due under this Lease during the Lease Term which affect in any manner the net return realized by Lessor under this Lease, including, without limitation, the following:

A. All taxes and assessments upon any of the Properties or any part thereof and upon any Personalty, whether belonging to Lessor or Lessee, or any tax or charge levied in lieu of such taxes and assessments;

B. All taxes, charges, license fees and or similar fees imposed by reason of the use of any of the Properties by Lessee; and

C. All excise (other than the Tennessee excise tax), transaction, privilege, license, sales, use and other taxes upon the rental or other payments due under this Lease, the leasehold estate of either party or the activities of either party pursuant to this Lease, including, without limitation, the Alabama business privilege tax, the Florida sales and use tax and the Tennessee franchise tax.

Notwithstanding the foregoing, but without limiting the preceding obligation of Lessee to pay all taxes which are imposed on the rental or other payments due under this Lease, in no event will Lessee be required to pay any net income taxes (i.e., taxes which are determined taking into account deductions for depreciation, interest, taxes and ordinary and necessary business expenses) or franchise taxes of Lessor (unless imposed in lieu of other taxes that would otherwise be the obligation of Lessee under this Lease or constituting the Tennessee franchise tax, any "gross receipts tax" or any similar tax based upon gross income or receipts of Lessor with respect to this Lease which does not take into account deductions from depreciation, interest, taxes and/or ordinary or necessary business expenses), any transfer taxes of Lessor, or any tax imposed with respect to the sale, exchange or other disposition by Lessor, in whole or in part, of any of the Properties or Lessor's interest in this Lease (other than transfer or recordation taxes imposed in connection with the transfer of any of the Properties to Lessee, the substitution of a Substitute Property or the termination of this Lease pursuant to the provisions of this Lease).

All taxing authorities shall be instructed to send all tax and assessment invoices to Lessee and Lessee shall promptly provide Lessor and Lender with copies of all tax and assessment invoices received by Lessee. Upon request, Lessee shall also provide Lessor and Lender with evidence that such invoices were paid in a timely fashion. Lessee may, at its own expense, contest or cause to be contested (in the case of any item involving more than the Tax Contest Permitted Amount, after prior written notice to Lessor), by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any item specified in this Section or lien therefor, provided that (i) such proceeding shall suspend the collection thereof from the applicable Properties or any interest therein,
(ii) neither such Properties nor any interest therein would be in any danger of being sold, forfeited or lost by reason of such proceedings, (iii) no Event of Default has occurred and is continuing, and (iv) Lessee shall have deposited with Lessor adequate reserves for the payment of the taxes, together with all interest and penalties thereon, unless paid in full under protest, or Lessee shall have furnished the security as may be required in the proceeding or as may be required by Lessor to ensure payment of any contested taxes.

11. Utilities. Lessee shall contract, in its own name, for and pay when due all charges for the connection and use of water, gas, electricity, telephone, garbage collection, sewer use and other utility services supplied to the Properties during the Lease Term. Under no circumstances shall Lessor be responsible for any interruption of any utility service.

12. Insurance. Throughout the Lease Term, Lessee shall maintain with respect to each of the Properties, at its sole expense, the following types and amounts of insurance (which may be included under a blanket insurance policy if all the other terms hereof are satisfied):

A. Insurance against loss, damage or destruction by fire and other casualty, including theft, vandalism and malicious mischief, flood (for each of the Properties which is in a location designated by the Federal Emergency Management Administration as a Special Flood Hazard Area), earthquake (for each of the Properties which is in an area subject to destructive earthquakes within recorded history), boiler explosion (for each of the Properties with a boiler), plate glass breakage, sprinkler damage (for each of the Properties which has a sprinkler system), all matters covered by a standard extended coverage endorsement, all matters covered by a special coverage endorsement commonly known as an "all-risk" endorsement and such other risks as Lessor may reasonably require, insuring each of the Properties for not less than 100% of their full insurable replacement cost.

B. Commercial general liability and property damage insurance, including a products liability clause, covering Lessor, Remainderman and Lessee against bodily injury liability, property damage liability and automobile bodily injury and property damage liability, including without limitation any liability arising out of the ownership, maintenance, repair, condition or operation of the Properties or adjoining ways, streets or sidewalks and, if liquor, beer or wine is sold on the Properties, insurance covering Lessor, Remainderman and Lessee against liability arising from the sale of liquor, beer or wine on the Properties. Such insurance policy or policies shall contain a broad form contractual liability endorsement under which the insurer agrees to insure Lessee's obligations under Section 19 hereof to the extent insurable, and a "severability of interest" clause or endorsement which precludes the insurer from denying the claim of Lessee, Remainderman or Lessor because of the negligence or other acts of the other, shall be in amounts of not less than $1,000,000.00 per injury and occurrence with respect to any insured liability, whether for personal injury or property damage, or such higher limits as Lessor or Remainderman may reasonably require from time to time, and shall be of form and substance reasonably satisfactory to Lessor and Remainderman.

C. State Worker's compensation insurance in the statutorily mandated limits, employer's liability insurance with limits not less than $500,000 or such greater amount as Lessor or Remainderman may from time to time require and such other insurance as may be necessary to comply with applicable laws.

D. Such other insurance as may from time to time be reasonably required by Lessor, Remainderman or Lender in order to protect their respective interests with respect to the Properties.

All insurance policies shall:

   (i) Provide for a waiver of subrogation by the insurer as to claims against Lessor, Remainderman, Lender and their respective employees and agents;

   (ii) Provide that any "no other insurance" clause in theinsurance policy shall exclude any policies of insurance maintained by Lessor, Remainderman or Lender and that the insurance policy shall not be brought into contribution with insurance maintained by Lessor, Remainderman or Lender;

   (iii) Contain a standard without contribution mortgage clause endorsement in favor of Lender and any other party designated by Lessor;

   (iv) Provide that the policy of insurance shall not be terminated, cancelled or substantially modified without at least thirty (30) days' prior written notice to Lessor, Remainderman, Lender and to any other party covered by any standard mortgage clause endorsement;

   (v) Provide that the insurer shall not have the option to restore the applicable Properties if Lessor or Lessee elects to terminate this Lease in accordance with the terms hereof; and

(vi) Be issued by insurance companies licensed to do business in the states in which the Properties are located and which are rated A:VI or better by A.M. Best's Insurance Guide or are otherwise approved by Lessor and Remainderman.

It is expressly understood and agreed that the foregoing minimum limits of insurance coverage shall not limit the liability of Lessee for its acts or omissions as provided in this Lease. All insurance policies (with the exception of worker's compensation insurance to the extent not available under statutory law), shall designate Lessor, Remainderman and Lender as additional named insureds as their interests may appear and shall be payable as set forth in
Section 21 hereof. All such policies shall be written as primary policies, with deductibles not to exceed 10% of the amount of coverage, except that earthquake insurance may have a deductible not to exceed $100,000 per Property. Any other policies, including any policy now or hereafter carried by Lessor, Remainderman or Lender, shall serve as excess coverage. Notwithstanding the foregoing, at all times while Lessee maintains a net worth determined in accordance with GAAP of at least $20,000,000, Lessee may maintain the following deductibles: (x) a deductible not to exceed $200,000 per claim for liability insurance, and (y) deductibles not to exceed 20% of the amount of coverage for all other insurance (except that earthquake insurance may have a deductible not to exceed $100,000 per Property). Lessee shall procure policies for all insurance for periods of not less than one year and shall provide to Lessor, Remainderman and Lender certificates of insurance or, upon the request of Lessor, Remainderman or Lender, duplicate originals of insurance policies evidencing that insurance satisfying the requirements of this Lease is in effect at all times. In the event of any transfer by Lessor of Lessor's interest in any of the Properties or any financing or refinancing of Lessor's interest in any of the Properties, or by Remainderman of Remainderman's interest in any of the Properties, Lessee shall, upon not less than ten (10) days' prior written notice, deliver to Lessor and Remainderman or any Lender providing such financing or refinancing, as the case may be, certificates of all insurance required to be maintained by Lessee hereunder naming such transferee or such Lender, as the case may be, as an additional named insured to the extent required herein effective as of the date of such transfer, financing or refinancing.

13. Tax and Insurance Impound. Upon the occurrence of an Event of Default, Lessor may require Lessee to pay to Lessor sums which will provide an impound account (which shall not be deemed a trust fund) for paying up to the next one year of taxes, assessments and/or insurance premiums for each of the Properties. Upon such requirement, Lessor will estimate the actual amounts needed for such purposes and will notify (which notice shall also include the method of calculation) Lessee to pay the same to Lessor in equal monthly installments, as nearly as practicable, in addition to all other sums due under this Lease. Should additional funds be required at any time, Lessee shall pay the same to Lessor on demand. Lessee shall advise Lessor of all taxes and insurance bills which are due and shall cooperate fully with Lessor in assuring that the same are paid timely. Lessor may deposit all impounded funds in accounts insured by any federal or state agency and may commingle such funds with other funds and accounts of Lessor. Interest or other gains from such funds, if any, shall be added to the impounded funds. During the continuance of any default by Lessee, Lessor may apply all impounded funds (including any interest) against any sums due from Lessee to Lessor. Any collected impound funds which are not applied pursuant to the previous sentence against any sums due from Lessee to Lessor shall be used to pay the taxes and insurance premiums for which they were collected. Lessor shall give to Lessee an annual accounting showing all credits and debits to and from such impounded funds received from Lessee.

14. Payment of Rental and Other Sums. All rental and other sums which Lessee is required to pay hereunder shall be the unconditional obligation of Lessee and shall be payable in full when due without any setoff, abatement, deferment, deduction or counterclaim whatsoever. Upon execution of this Lease, Lessee shall establish arrangements whereby payments of the Base Monthly Rental and impound payments, if any, are transferred by Automated Clearing House Debit directly from Lessee's bank account to such account as Lessor may designate. Any delinquent payment (that is, any payment not made within five calendar days after the date when due) shall, in addition to any other remedy of Lessor, incur a late charge of 5% (which late charge is intended to compensate Lessor for the cost of handling and processing such delinquent payment and should not be considered interest) and bear interest at the Default Rate, such interest to be computed from and including the date such payment was due through and including the date of the payment; provided, however, in no event shall Lessee be obligated to pay a sum of late charge and interest higher than the maximum legal rate then in effect.

15. Use. Except as set forth below, each of the Properties shall be used solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and for no other purpose. Lessee shall occupy the Properties promptly following the Effective Date and, except as set forth below and except during periods when any of the Properties is untenantable by reason of fire or other casualty or condemnation (provided, however, during all such periods while any of the Properties is untenantable, Lessee shall strictly comply with the terms and conditions of
Section 21 of this Lease), Lessee shall at all times during the Lease Term occupy each of the Properties and shall continuously (during normal business hours) operate each of the Properties as a Permitted Facility. Lessee may cease continuous operation of business at any of the Properties for a period not to exceed 90 days and may do so only once with respect to each Property within any five-year period during the Lease Term. If Lessee does discontinue operation as permitted by this Section, Lessee shall (i) give written notice to Lessor within 10 days after Lessee elects to cease operation, (ii) provide adequate protection and maintenance of any such Properties during any period of vacancy,
(iii) comply with all Applicable Regulations and otherwise comply with the terms and conditions of this Lease other than the continuous use covenant set forth in this Section, and (iv) pay all costs necessary to restore such Properties to substantially the same condition on the day operation of the business ceased at such time as such Properties are reopened for Lessee's business operations. In addition, Lessee may also cease continuous operation of business at any Property for up to fourteen (14) consecutive days without notice to Lessor or Lender, provided that no more than one Property may be closed at any one time pursuant to this sentence unless such closure is in order to perform the renovations contemplated by Schedule 16.C.
Notwithstanding anything herein to the contrary, Lessee shall pay the Base Monthly Rental on the first day of each month during any period in which Lessee discontinues operation.

Lessee shall not, by itself or through any assignment, sublease or other type of transfer, convert any of the Properties to a use other than a Permitted Facility during the Lease Term without Lessor's consent, which consent may be withheld or conditioned by Lessor in its sole discretion. Without limiting Lessor's right to withhold or condition its consent in its sole discretion, Lessor may consider, among other things, the following in determining whether to grant its consent:(i) whether the converted use will be consistent with the highest and best use of the Properties, (ii) whether the converted use will increase Lessor's risks or decrease the value of the Properties, and
(iii) whether Lender is willing to grant its consent to such change in use.

16.      Compliance with Laws, Restrictions, Covenants and Encumbrances.

A. Lessee's use and occupation of each of the Properties, and the condition thereof, shall, at Lessee's sole cost and expense, comply fully with all Applicable Regulations and all restrictions, covenants and encumbrances of record with respect to each of the Properties. In addition to the other requirements of this Section, Lessee shall, at all times throughout the Lease Term, comply with all Applicable Regulations, including, without limitation, in connection with any maintenance, repairs and replacements of the Properties undertaken by Lessee as required by Section 17 of this Lease.

B. Lessee will not knowingly permit any act or condition to exist on or about any of the Properties which will increase in any material respect any insurance rate thereon, except when such acts are required in the normal course of its business and Lessee shall pay for such increase.

C. Without limiting the generality of the other provisions of this Section, Lessee agrees that it shall be responsible for complying in all material respects with all applicable provisions of the Americans with Disabilities Act of 1990, as such act may be amended from time to time, and all regulations promulgated thereunder (collectively, the "ADA"), as it affects the Properties, including, but not limited to, making required "readily achievable" changes to remove any architectural or communications barriers, and providing auxiliary aides and services within the Properties. Lessee further agrees that any and all alterations made to the Properties during the Lease Term will comply with the requirements of the ADA. Except for the renovations contemplated by
Schedule 16.C, all plans for alterations which must be submitted to Lessor under the provisions of Section 18 must include a statement from a licensed architect or engineer certifying that they have reviewed the plans, and that the plans comply with all applicable provisions of the ADA. Any subsequent approval or consent to the plans by Lessor shall not be deemed to be a representation of Lessor's part that the plans comply with the ADA, which obligation shall remain with Lessee. Lessee agrees that it will defend, indemnify and hold harmless the Indemnified Parties from and against any and all Losses caused by, incurred or resulting from Lessee's failure to comply in any respect (whether material or immaterial) with the ADA.

D. Lessee represents and warrants to Lessor and Environmental
Insurer as follows:

(i) To Lessee's actual knowledge and except as disclosed in the Questionnaires, none of the Properties nor Lessee are in violation of, or subject to, any pending or threatened investigation or inquiry by any Governmental Authority or to any remedial obligations under any Environmental Laws.

(ii) To Lessee's actual knowledge and except as disclosed in the Questionnaires, all permits, licenses or similar authorizations to construct, occupy, operate or use any buildings, improvements, fixtures and equipment forming a part of any of the Properties by reason of any Environmental Laws have been obtained.

(iii) To Lessee's actual knowledge and except as disclosed in the Questionnaires, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred, disposed of or otherwise Released in, on, under, from or about any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws.

(iv) To Lessee's actual knowledge and except as disclosed in the Questionnaires, the Properties do not contain Hazardous Materials, other than in De Minimis Amounts or in compliance with Environmental Laws, or underground storage tanks.

(v) To Lessee's actual knowledge and except as disclosed in the Questionnaires, there is no threat of any Release migrating to any of the Properties.

(vi) To Lessee's actual knowledge and except as disclosed in the Questionnaires, there is no past or present non-compliance with Environmental Laws, or with permits issued pursuant thereto, in connection with any of the Properties.

(vii) Lessee has not received any written or oral notice or other communication from any person or entity (including but not limited to a Governmental Authority) relating to Hazardous Materials or Remediation thereof, of possible liability of any person or entity pursuant to any Environmental Law, other environmental conditions in connection with any of the Properties, or any actual or potential administrative or judicial proceedings in connection with any of the foregoing.

(viii) Lessee has truthfully and fully provided to Lessor, in writing, any and all information relating to environmental conditions in, on, under or from the Properties that is known to Lessee, as of the Effective Date, and that is contained in Lessee's files and records, including but not limited to any reports relating to Hazardous Materials in, on, under or from any of the Properties.

(ix) To Lessee's actual knowledge and except as disclosed in the
Questionnaires: all uses and operations on or of the Properties, whether by Lessee or any other person or entity, have been in compliance with all Environmental Laws and permits issued pursuant thereto; there have been no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; there are no Hazardous Materials in, on, or under any of the Properties, except in De Minimis
Amounts or in compliance with Environmental Laws; and the Properties have been kept free and clear of all liens and other encumbrances imposed pursuant to any Environmental Law (the "Environmental Liens"). Lessee has not knowingly allowed any tenant or other user of any of the Properties to do any act that materially increased the dangers to human health or the environment, posed an unreasonable risk of harm to any person or entity (whether on or off the Properties), impaired the value of any of the Properties, is contrary to any requirement of any insurer, constituted a public or private nuisance, constituted waste, or violated any covenant, condition, agreement or easement applicable to any of the Properties.

E. Lessee covenants to Lessor and Environmental Insurer during the Lease
Term that: (i) the Properties shall not be in violation of or subject to any investigation or inquiry by any Governmental Authority or to any remedial obligations under any Environmental Laws except for such violations or investigations or inquiries which relate to Hazardous Materials in De Minimis Amounts. If any investigation or inquiry is initiated by any Governmental Authority (except for investigations or inquiries which relate to Hazardous Materials in De Minimis Amounts), Lessee shall promptly notify Lessor; (ii) all uses and operations on or of each of the Properties, whether by Lessee or any other person or entity, shall be in compliance with all Environmental Laws and permits issued pursuant thereto;
(iii) there shall be no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; (iv) there shall be no Hazardous Materials in, on, or under any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; (v) Lessee shall keep each of the Properties free and clear of all Environmental Liens, whether due to any act or omission of Lessee or any other person or entity; (vi) Lessee shall, at its sole cost and expense, fully and expeditiously cooperate in all activities pursuant to subsection F below, including but not limited to providing all relevant information and making knowledgeable persons available for interviews; (vii) in the event that Lessor notifies Lessee that it has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred, Lessee shall, at its sole cost and expense, perform any environmental site assessment or other investigation of environmental conditions in connection with any of the Properties as may be reasonably requested by Lessor (including but not limited to sampling, testing and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas), and share with Lessor and Environmental Insurer the reports and other results thereof, and Lessor, Environmental Insurer and the other Indemnified Parties shall be entitled to rely on such reports and other results thereof;
(viii) Lessee shall, at its sole cost and expense, comply with all reasonable written requests of Lessor to (1) reasonably effectuate Remediation of any condition (including but not limited to a Release) in, on, under or from any of the Properties; (2) comply with any Environmental Law; (3) comply with any directive from any Governmental Authority; and (4) take any other reasonable action necessary or appropriate for protection of human health or the environment; (ix) Lessee shall not do or allow any tenant or other user of any of the Properties to do any act that materially increases the dangers to human health or the environment, poses an unreasonable risk of harm to any person or entity (whether on or off any of the Properties), impairs or may impair the value of any of the Properties, is contrary to any requirement of any insurer, constitutes a public or private nuisance, constitutes waste, or violates any covenant, condition, agreement or easement applicable to any of the Properties; and (x) Lessee shall immediately notify Lessor in writing of (A) any presence of Releases or Threatened Releases in, on, under, from or migrating towards any of the Properties; (B) any non-compliance with any Environmental Laws related in any way to any of the Properties; (C) any actual or potential Environmental Lien; (D) any required or proposed Remediation of environmental conditions relating to any of the Properties; and (E) any written or oral notice or other communication of which Lessee becomes aware from any source whatsoever (including but not limited to a Governmental Authority) relating in any way to Hazardous Materials or Remediation thereof, asserted liability of Lessee with respect to the Properties pursuant to any Environmental Law, other environmental conditions in connection with any of the Properties, or any actual or potential administrative or judicial proceedings in connection with anything referred to in this Section.

F. Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor, including but not limited to any receiver, any representative of a Governmental Authority, and any environmental consultant, shall have the right, but not the obligation, to enter upon the Properties at all reasonable times (including, without limitation, in connection with any Securitization, Participation or Transfer or in connection with a proposed sale or conveyance of any of the Properties or a proposed financing or refinancing secured by any of the Properties or in connection with the exercise of any remedies set forth in this Lease, the Mortgages or the other Loan Documents, as applicable) to assess any and all aspects of the environmental condition of the Properties and its use, including but not limited to conducting any environmental assessment or audit (the scope of which shall be determined in the sole and absolute discretion of the party conducting the assessment) and taking samples of soil, groundwater or other water, air, or building materials, and conducting other invasive testing; provided, however, that any such persons (except in emergencies) shall use reasonable efforts to undertake any such assessments or investigations so as to minimize the impact on Lessee's business operations at the Properties. Lessee shall cooperate with and provide access to Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor. Any such assessment and investigation shall be at Lessor's sole cost and expense unless at the time of any such assessment or investigation Lessor has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred or an Event of Default has occurred and is continuing, in which case Lessee shall be responsible for the cost of any such assessment or investigation.

G. Lessee shall, at its sole cost and expense, protect, defend, indemnify, release and hold harmless each of the Indemnified Parties for, from and against any and all Losses (excluding Losses suffered by an Indemnified Party directly arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) and costs of Remediation (whether or not performed voluntarily), engineers' fees, environmental consultants' fees, and costs of investigation (including but not limited to sampling, testing, and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas) imposed upon or incurred by or asserted against any Indemnified Parties, and directly or indirectly arising out of or in any way relating to any one or more of the following: (i) any presence of any Hazardous Materials in, on, above, or under any of the Properties; (ii) any past or present Release or Threatened Release in, on, above, under or from any of the Properties; (iii) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual, proposed or threatened use, treatment, storage, holding, existence, disposition or other Release, generation, production, manufacturing, processing, refining, control, management, abatement, removal, handling, transfer or transportation to or from any of the Properties of any Hazardous Materials at any time located in, under, on or above any of the Properties; (iv) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual or proposed Remediation of any Hazardous Materials at any time located in, under, on or above any of the Properties, whether or not such Remediation is voluntary or pursuant to court or administrative order, including but not limited to any removal, remedial or corrective action; (v) any past, present or threatened non-compliance or violations of any Environmental Laws (or permits issued pursuant to any Environmental Law) in connection with any of the Properties or operations thereon, including but not limited to any failure by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties to comply with any order of any Governmental Authority in connection with any Environmental Laws; (vi) the imposition, recording or filing or the threatened imposition, recording or filing of any Environmental Lien encumbering any of the Properties; (vii) any administrative processes or proceedings or judicial proceedings in any way connected with any matter addressed in this Section; (viii) any past, present or threatened injury to, destruction of or loss of natural resources in any way connected with any of the Properties, including but not limited to costs to investigate and assess such injury, destruction or loss; (ix) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties in arranging for disposal or treatment, or arranging with a transporter for transport for disposal or treatment, of Hazardous Materials owned or possessed by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, at any facility or incineration vessel owned or operated by another person or entity and containing such or similar Hazardous Materials; (x) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, in accepting any Hazardous Materials for transport to disposal or treatment facilities, incineration vessels or sites selected by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, from which there is a Release, or a Threatened Release of any Hazardous Materials which causes the incurrence of costs for Remediation; (xi) any personal injury, wrongful death, or property damage arising under any statutory or common law or tort law theory relating to any of the Properties, including but not limited to damages assessed for the maintenance of a private or public nuisance or for the conducting of an abnormally dangerous activity on or near any of the Properties; and (xii) any misrepresentation or inaccuracy in any representation or warranty or material breach or failure to perform any covenants or other obligations pursuant to this Section. H. The obligations of Lessee and the rights and remedies of the Indemnified Parties under the foregoing subsections D through G shall survive the termination, expiration and/or release of this Lease but only with respect to matters arising or occurring prior to or during the Lease Term.

17. Condition of Properties; Maintenance. Lessee, at its own expense, will maintain all parts of each of the Properties in good repair and sound condition, except for ordinary wear and tear, and will take all action and will make all structural and non-structural, foreseen and unforeseen and ordinary and extraordinary changes and repairs or replacements which may be required to keep all parts of each of the Properties in good repair and sound condition. Lessee waives any right to (i) require Lessor to maintain, repair or rebuild all or any part of any of the Properties or (ii) make repairs at the expense of Lessor, pursuant to any Applicable Regulations at any time in effect; provided that, the foregoing provisions shall not limit any obligations Lessor may have under Section 21.D with respect to the disbursement of the Net Restoration Amount.

18. Waste; Alterations and Improvements. Lessee shall not commit actual or constructive waste upon any of the Properties. Without the prior written consent of Lessor, which consent shall not be unreasonably withheld or conditioned, Lessee shall not (a) make any additions to or alter the structural elements of the improvements at any of the Properties, which shall mean additions or alterations which would either affect the foundation or "footprint" of any building located at any of the Properties or involve load-bearing walls, structural beams, columns or supports, or the roof, provided that, adding or replacing windows shall not be deemed an addition or alteration to the structural elements of the improvements at any of the Properties, (b) alter any material part of any building system of any of the Properties in any manner, other than replacements of parts of any building system with parts of like kind and of equal or greater value, or
(c) make any other change or related series of other changes to any Property that is estimated to cost in excess of $50,000 per Property, other than changes in the color or style of wall colors/coverings, floor coverings or treatments or changes to (or alterations of) exterior colors (any of (a), (b) or (c) being hereinafter referred to as a "Material Alteration" and any alteration that does not constitute a Material Alteration is hereinafter referred to as a "Non-Material Alteration"). Lessee may undertake a Non-Material Alteration to any Property without Lessor's consent. Lessor hereby consents to Lessee undertaking the alterations to the Properties described on
Schedule 16.C to comply with the requirements of the settlement disclosed on
Schedule 16.C. If Lessor's consent is required hereunder to any alterations and Lessor consents to the making of any such alterations, the same shall be made according to plans and specifications approved by Lessor and subject to such other conditions as Lessor shall require. All alterations shall be made by Lessee at Lessee's sole expense by licensed contractors and in accordance with all applicable laws governing such alterations. Any work at any time commenced by Lessee on any of the Properties shall be prosecuted diligently to completion, shall be of good workmanship and materials and shall comply fully with all the terms of this Lease. Upon completion of any Material Alteration, Lessee shall promptly provide Lessor with (i) evidence of full payment to all laborers and materialmen contributing to the alterations, (ii) an architect's certificate certifying the alterations to have been completed in conformity with the plans and specifications, (iii) a certificate of occupancy (if the alterations are of such a nature as would require the issuance of a certificate of occupancy), and (iv) any other documents or information reasonably requested by Lessor. Upon completion of any Non-Material Alteration for which a permit was issued, Lessee shall promptly provide Lessor with a copy of such permit and evidence that the Governmental Authority which issued the permit has signed off on the work done pursuant to such permit (to the extent such sign off is required by Applicable Regulations). Any addition to or alteration of any of the Properties shall automatically be deemed a part of the Properties and belong to Lessor, and Lessee shall execute and deliver to Lessor such instruments as Lessor may require to evidence the ownership by Lessor of such addition or alteration. Lessee shall execute and file or record, as appropriate, a "Notice of Non-Responsibility," or any equivalent notice permitted under applicable law in the states where the applicable Properties are located.

19. Indemnification. Lessee shall indemnify, protect, defend and hold harmless each of the Indemnified Parties from and against any and all Losses (excluding Losses suffered by an Indemnified Party arising out of the gross negligence or willful misconduct of such Indemnified Party; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) caused by, incurred or resulting from Lessee's operations of or relating in any manner to any of the Properties, whether relating to their original design or construction, latent defects, alteration, maintenance, use by Lessee or any person thereon, supervision or otherwise, or from any breach of, default under, or failure to perform, any term or provision of this Lease by Lessee, its officers, employees, agents or other persons, or to which any Indemnified Party is subject because of Lessor's or Remainderman's interest in any of the Properties, including, without limitation, Losses arising from (1) any accident, injury to or death of any person or loss of or damage to property occurring in, on or about any of the Properties or portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways, (2) any use, non-use or condition in, on or about, or possession, alteration, repair, operation, maintenance or management of, any of the Properties or any portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways,
(3) any representation or warranty made herein by Lessee, in any certificate delivered in connection herewith or in any other agreement to which Lessee is a party or pursuant thereto being false or misleading in any material respect as of the date of such representation or warranty was made, (4) performance of any labor or services or the furnishing of any materials or other property in respect to any of the Properties or any portion thereof, (5) any taxes, assessments or other charges which Lessee is required to pay under Section 10,
(6) any lien, encumbrance or claim arising on or against any of the Properties or any portion thereof under any Applicable Regulation or otherwise which Lessee is obligated hereunder to remove and discharge, or the failure to comply with any Applicable Regulation, (7) the claims of any invitees, patrons, licensees or subtenants of all or any portion of any of the Properties or any Person acting through or under Lessee or otherwise acting under or as a consequence of this Lease or any sublease, (8) any act or omission of Lessee or its agents, contractors, licensees, subtenants or invitees, (9) any contest referred to in Section 10, (10) the sale of liquor, beer or wine on any of the Properties, and (11) any failure of Lessee to comply with any obligation of the lessor in any Existing Lease and any claim made by the lessee under any Existing Lease. It is expressly understood and agreed that Lessee's obligations under this Section shall survive the expiration or earlier termination of this Lease for any reason but only with respect to matters arising or occurring prior to or during the Lease Term.

20. Quiet Enjoyment. So long as Lessee shall pay the rental and other sums herein provided and shall keep and perform all of the terms, covenants and conditions on its part herein contained, Lessee shall have, subject and subordinate to Lessor's rights herein, the right to the peaceful and quiet occupancy of the Properties. Notwithstanding the foregoing, however, in no event shall Lessee be entitled to bring any action against Lessor to enforce its rights hereunder if an Event of Default shall have occurred and be continuing.

21. Condemnation or Destruction. A. In the event of a taking of all or any part of any of the Properties for any public or quasi-public purpose by any lawful power or authority by exercise of the right of condemnation or eminent domain or by agreement between Lessor, Lessee and those authorized to exercise such right ("Taking") or the commencement of any proceedings or negotiations which might result in a Taking or any material damage to or destruction of any of the Properties or any part thereof (a "Casualty"), Lessee will promptly give written notice thereof to Lessor, generally describing the nature and extent of such Taking, proceedings, negotiations or Casualty and including copies of any documents or notices received in connection therewith. Thereafter, Lessee shall promptly send Lessor copies of all correspondence and pleadings relating to any such Taking, proceedings, negotiations or Casualty. During all periods of time following a Casualty, Lessee shall ensure that the subject Property is secure and does not pose any risk of harm to adjoining property owners or occupants or third-parties.

B. In the event of (i) a Taking of all of any of the Properties, other than for temporary use, (ii) a Taking of substantially all of any of the Properties (other than for temporary use) that results in Lessee making a good faith determination that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic (each of (i) and (ii), a "Total Taking"), or (iii) a Casualty of all or substantially all of any of the Properties that results in Lessee making a good faith determination that the restoration and continued use of such Property as a Permitted Facility would be uneconomic (a "Total Casualty"), Lessor shall be entitled to receive the entire award, insurance proceeds or payment in connection therewith without deduction for any estate vested in Lessee by this Lease. Lessee hereby expressly assigns to Lessor all of its right, title and interest in and to every such award, insurance proceeds or payment and agrees that Lessee shall not be entitled to any award, insurance proceeds or payment for the value of Lessee's leasehold interest in this Lease. Lessee shall be entitled to claim and receive any award or payment from the condemning authority expressly granted for the taking of Personalty, the interruption of its business and moving expenses, but only if such claim or award does not adversely affect or interfere with the prosecution of Lessor's claim for the Total Taking or otherwise reduce the amount recoverable by Lessor for the Total Taking. Lessee shall be entitled to claim and receive any insurance proceeds with respect to the Personalty, the interruption of its business and moving expenses, but only if such claim or proceeds does not adversely affect or interfere with the prosecution of Lessor's claim for the Total Casualty or otherwise reduce the amount recoverable by Lessor for the Total Casualty.

In the event of a Total Taking or Total Casualty, Lessee shall have the right to terminate this Lease with respect to the applicable Property by notice (the "Termination Notice") given to Lessor not later than 30 days after the Total Taking or Total Casualty, as applicable. The Termination
Notice must: (i) specify a date on which this Lease with respect to such Property shall terminate, which date shall be the last day of a calendar month occurring not earlier than 120 days and not later than 150 days after the delivery of such notice (the "Early Termination Date"); (ii) contain a certificate executed by the president, chief financial officer or treasurer of Lessee which (X) describes the Total Taking or Total Casualty, (Y) represents and warrants that either the whole of such Property has been taken, or that substantially all of such Property has been taken and Lessee has determined in good faith that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic, or that either the whole or substantially all of such Property has been damaged or destroyed and Lessee has determined in good faith that the restoration and continued use of such Property as a Permitted Facility would be uneconomic, and (Z) contains a covenant by Lessee that neither Lessee or any Affiliate of Lessee will use such Property for a period of 2 years following the Early Termination Date; and
(iii) if the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, contain either (X) an irrevocable rejectable written offer (the "Rejectable Offer") of Lessee to purchase Lessor's interest in such Property and in the net award for such Total Taking or net insurance proceeds for such Total Casualty, as applicable, after deducting all costs, fees and expenses incident to the collection thereof, including all costs and expenses incurred by Lessor and Lender in connection therewith (the "Net Award") on the Early Termination Date for a purchase price equal to the Stipulated Loss Value (as defined below) for such Property, or (Y) a Rejectable Substitution Offer to substitute a Substitute Property satisfying the applicable requirements of Section 57.A for such Property and Lessor's interest in the Net Award. As used herein, the term "Stipulated Loss Value" shall mean the sum of (a) the product of the percentage specified on Schedule I attached hereto which corresponds to the Early Termination Date multiplied by the Purchase Price for such Property, plus (b) all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, plus (c) in the event of a Total Casualty only, the Prepayment Charges corresponding to such Property. In the event of a termination of this Lease with respect to a Property pursuant to this Section 21.B which does not involve the acceptance (or deemed acceptance) of a Rejectable Substitution Offer, the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect.

If the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, Lessor shall have 90 days from the delivery of the Termination Notice to deliver to Lessee written notice of its election to either accept or reject any Rejectable Offer or Rejectable Substitution Offer contained in the Termination Notice. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of the applicable Rejectable Offer or Rejectable Substitution Offer. If the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer or Rejectable Substitution Offer by Lessor shall not be effective unless it is consented to in writing by the Lender and such written consent is delivered to Lessee within such 90-day period.

If Lessor accepts the Rejectable Offer or is deemed to have accepted the Rejectable Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessor shall sell and convey, and Lessee shall purchase for the applicable Stipulated Loss Value, Lessor's interest in such Property and the Net Award. Lessee's obligations under this Lease with respect to such Property shall not be terminated until the applicable Stipulated Loss Value is paid in full. Upon such payment, (i) Lessor shall convey such Property to Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to such Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), and (ii) all obligations of either party hereunder with respect to such Property shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties. If Lessor accepts the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessee shall complete such substitution, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57. Upon such substitution (i) Lessee shall be entitled to claim and receive the Net Award and (ii) all obligations of either party hereunder with respect to the Property being replaced shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties.

Lessee shall be solely responsible for the payment of all costs and expenses incurred in connection with the conveyance of a Property to Lessee pursuant to this Section 21, including, without limitation, to the extent applicable, the cost of title insurance, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, taxes imposed on Lessor as a result of such conveyance, taxes imposed in connection with the transfer of a Property to Lessee or the termination of this Lease with respect to a Property pursuant to the provisions of this Section 21, Lessee's attorneys' fees and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender.

If Lessor rejects the Rejectable Offer or Rejectable Substitution Offer and, as long as the Mortgage corresponding to the Property subject to such Rejectable Offer or Rejectable Substitution Offer is still outstanding, such rejection is consented to in writing by Lender (and such written consent delivered to Lessee within the applicable 90-day period), or if the Early Termination Date shall occur after the commencement of any extension options exercised pursuant to
Section 27, then (i) the Net Award shall be paid to and belong to Lessor, (ii) on the Early Termination Date, Lessee shall pay to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, and (iii) all obligations of either party hereunder shall cease as of the Early Termination Date with respect to the applicable Property, provided, however, Lessee's obligations to the Indemnified Parties with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease. This Lease shall, however, continue in full force and effect with respect to all other Properties.

C. In the event of a Taking of all or any part of any of the Properties for a temporary use ("Temporary Taking"), this Lease shall remain in full force and effect without any reduction of Base Annual Rental, Additional Rental or any other sum payable hereunder. Except as provided below, Lessee shall be entitled to the entire award for a Temporary Taking, whether paid by damages, rent or otherwise, unless the period of occupation and use by the condemning authorities shall extend beyond the date of expiration of this Lease, in which case the award made for such Taking shall be apportioned between Lessor and Lessee as of the date of such expiration. At the termination of any such Temporary Taking, Lessee will, at its own cost and expense and pursuant to the terms of Section 18 above, promptly commence and complete the restoration of the Property affected by such Temporary Taking; provided, however, Lessee shall not be required to restore such Property if the Lease Term shall expire prior to, or within one year after, the date of termination of such Temporary Taking, and in such event Lessor shall be entitled to recover the entire award relating to the Temporary Taking.

D. In the event of a Taking which is not a Total Taking or a Temporary Taking ("Partial Taking") or of a Casualty which is not a Total Casualty (a "Partial Casualty"), all awards, compensation or damages shall be paid to Lessor, and Lessor shall have the option to (i) terminate this Lease with respect to the Property affected, provided that, as long as the Mortgage corresponding to the applicable Property is still outstanding, Lessor shall have obtained Lender's prior written consent, by notifying Lessee within 60 days after Lessee gives Lessor notice of such Partial Casualty or that title has vested in the taking authority or (ii) continue this Lease in effect, which election may be evidenced by either a notice from Lessor to Lessee or Lessor's failure to notify Lessee that Lessor has elected to terminate this Lease with respect to such Property within such 60-day period. Lessee shall have a period of 60 days after Lessor's notice that it has elected to terminate this Lease with respect to such Property during which to elect to continue this Lease with respect to such Property on the terms herein provided. If Lessor elects to terminate this Lease with respect to such Property and Lessee does not elect to continue this Lease with respect to such Property or shall fail during such 60-day period to notify Lessor of Lessee's intent to continue this Lease with respect to such Property, then this Lease shall terminate with respect to such Property as of the last day of the month during which such period expired. Lessee shall then immediately vacate and surrender such Property, all obligations of either party hereunder with respect to such Property shall cease as of the date of termination (provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay Base Annual Rental, Additional Rental and all other sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the date of termination shall survive such termination) and Lessor may retain all such awards, compensation or damages. The Lease shall continue in full force and effect with respect to all other Properties. If Lessor elects not to terminate this Lease with respect to such Property, or if Lessor elects to terminate this Lease with respect to such Property but Lessee elects to continue this Lease with respect to such Property, then this Lease shall continue in full force and effect on the following terms: (i) all Base Annual Rental, Additional Rental and other sums and obligations due under this Lease shall continue unabated, and (ii) Lessee shall promptly commence and diligently prosecute restoration of such Property to the same condition, as nearly as practicable, as prior to such Partial Taking or Partial Casualty as approved by Lessor. Subject to reasonable conditions for disbursement imposed by Lessor, Lessor shall promptly make available in installments as restoration progresses an amount up to but not exceeding the amount of any award, compensation or damages received by Lessor after deducting all costs, fees and expenses incident to the collection thereof, including all costs and expenses incurred by Lessor and Lender in connection therewith (the "Net Restoration Amount"), upon request of Lessee accompanied by evidence reasonably satisfactory to Lessor that such amount has been paid or is due and payable and is properly a part of such costs and that Lessee has complied with the terms of Section 18 above in connection with the restoration. Prior to the disbursement of any portion of the Net Restoration Amount with respect to a Partial Casualty, Lessee shall provide evidence reasonably satisfactory to Lessor of the payment of restoration expenses by Lessee up to the amount of the insurance deductible applicable to such Partial Casualty. Lessor shall be entitled to keep any portion of the Net Restoration Amount which may be in excess of the cost of restoration, subject to the rights of Lender under the Loan Documents, and Lessee shall bear all additional costs, fees and expenses of such restoration in excess of the Net Restoration Amount. If this Lease is terminated with respect to any Property as a result of a Partial Casualty, simultaneously with such termination Lessee shall pay Lessor an amount equal to the insurance deductible applicable to such Partial Casualty.

E. Any loss under any property damage insurance required to be maintained by Lessee shall be adjusted by Lessor and Lessee. Any award relating to a Total Taking or a Partial Taking shall be adjusted by Lessor or, at Lessor's election, Lessee. Notwithstanding the foregoing or any other provisions of this Section to the contrary, if at the time of any Taking or any Casualty or at any time thereafter Lessee shall be in default under this Lease and such default shall be continuing, Lessor is hereby authorized and empowered, upon written notice to Lessee, but shall not be obligated, in the name and on behalf of Lessee and otherwise, to file and prosecute Lessee's claim, if any, for an award on account of such Taking or for insurance proceeds on account of such Casualty and to collect such award or proceeds and apply the same, after deducting all costs, fees and expenses incident to the collection thereof, to the curing of such default and any other then existing default under this Lease and/or to the payment of any amounts owed by Lessee to Lessor under this Lease, in such order, priority and proportions as Lessor in its discretion shall deem proper.

F. Notwithstanding the foregoing, nothing in this Section 21 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

22. Inspection. Lessor and its authorized representatives shall, at its and their sole cost and expense (except as otherwise provided in this Lease), have the right, upon reasonable advance notice, to enter any of the Properties or any part thereof during normal business hours in order to inspect the same and make photographic or other evidence concerning Lessee's compliance with the terms of this Lease or in order to show the Properties to prospective purchasers and lenders. Lessee hereby waives any claim for damages for any injury or inconvenience to or interference with Lessee's business, any loss of occupancy or quiet enjoyment of any of the Properties and any other loss occasioned by such entry so long as Lessor shall have used reasonable efforts not to unreasonably interrupt Lessee's normal business operations. Lessee shall keep and maintain at the Properties or Lessee's corporate headquarters full, complete and appropriate books of account and records of Lessee's business relating to the Properties in accordance with Lessee's standard accounting practices. Lessee's books and records shall be open for inspection at reasonable times and upon reasonable notice by Lessor, Lender and their respective auditors or other authorized representatives and shall show such information as is reasonably necessary to determine compliance with Lessor's obligations under the Loan Documents.

23. Default, Remedies and Measure of Damages. A. Each of the following shall be an event of default under this Lease (each, an "Event of Default"):

(i) If any representation or warranty of Lessee set forth in this Lease is false in any material respect, or if Lessee renders any statement or account which is false in any material respect;

(ii) If any rent or other monetary sum due under this Lease is not paid within five days from the date when due; provided, however, notwithstanding the occurrence of such an Event of Default, (x) Lessor shall not be entitled to exercise its remedies set forth below unless and until Lessor shall have given Lessee notice thereof and a period of five days from the delivery of such notice shall have elapsed without such Event of Default being cured, and
(y) if such Event of Default is solely because of Lessee's failure to pay any monetary sum due to Lessor under this Lease (other than rent), Lessee shall not lose any of its rights under this Lease unless and until Lessor shall have given Lessee notice thereof and a period of five days from the delivery of such notice shall have elapsed without such Event of Default being cured;

(iii) If Lessee fails to pay, prior to delinquency, any taxes, assessments or other charges, the failure of which to pay will result in the imposition of a lien against any of the Properties or the rental or other payments due under this Lease or a claim against Lessor, unless Lessee is contesting such taxes, assessments or other charges in accordance with the provisions of Section 10 of this Lease;

(iv) If Lessee becomes insolvent within the meaning of the Code, files or notifies Lessor that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, hereinafter, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

(v) If Lessee vacates or abandons any of the Properties other than in accordance with the provisions of Section 15 of this Lease;

(vi) If Lessee fails to observe or perform any of the other covenants (except with respect to a breach of the Aggregate Fixed Charge Coverage Ratio, which breach is addressed in subitem (ix) below), conditions or obligations of this Lease; provided, however, if any such failure does not involve the payment of any monetary sum, is not willful or intentional, does not place any rights or property of Lessor in immediate jeopardy, and is within the reasonable power of Lessee to promptly cure after receipt of notice thereof, all as determined by Lessor in its reasonable discretion, then such failure shall not constitute an Event of Default hereunder, unless otherwise expressly provided herein, unless and until Lessor shall have given Lessee notice thereof and a period of 30 days shall have elapsed, during which period Lessee may correct or cure such failure, upon failure of which an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required. If such failure cannot reasonably be cured within such 30 day period, as determined by Lessor in its reasonable discretion, and Lessee is diligently pursuing a cure of such failure, then Lessee shall have a reasonable period to cure such failure beyond such 30 day period, which shall in no event exceed 90 days after receiving notice of such failure from Lessor. If Lessee shall fail to correct or cure such failure within such 90-day period, an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required;

(vii) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document;

(viii) If a final, nonappealable judgment is rendered by a court against Lessee which has a material adverse effect on either the ability to conduct business at any of the Properties for its intended use or Lessee's ability to perform its obligations under this Lease, or is in the amount of $250,000.00 or more, and in either event is not discharged or provision made for such discharge within 60 days from the date of entry thereof;

(ix) If there is a breach of the Aggregate Fixed Charge Coverage
Ratio requirement and Lessor shall have given Lessee notice thereof and Lessee shall have failed within a period of 10 days from the delivery of such notice to either:

(1) deliver a Rejectable Substitution Offer to Lessor for the substitution of such Substitute Properties satisfying the applicable requirements of Section 57.A for the Properties (starting with the Property with the lowest "Fixed Charge Coverage Ratio" (determined as contemplated in the following sentence) and proceeding in ascending order to the Property with the next lowest Fixed Charge Coverage Ratio) as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement;

(2) deliver a Rejectable Purchase Offer to Lessor to purchase such of the Properties (starting with the Property with the lowest Fixed Charge Coverage Ratio and proceeding in ascending order to the Property with the next lowest Fixed Charge Coverage Ratio) as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement; or

(3) deliver notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount (as hereinafter defined) on the first day of the calendar month immediately following the date such notice is delivered.

For purposes of the preceding subitems (1) and (2), the definitions set forth in
Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect. If Lessee makes a Rejectable Substitution Offer or Rejectable Purchase Offer as contemplated by subitems (1) and (2) above, unless Lessor rejects such Rejectable Substitution Offer or Rejectable Purchase Offer or elects a Forced Sale Election as contemplated by Section 57 or 58, as applicable, the failure of Lessee to complete such substitutions or purchases within the time period contemplated by Section 57 or 58, as applicable, shall be deemed an Event of Default without further notice or demand of any kind being required. If Lessee delivers notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount as provided in subitem (3) above, the failure of Lessee to pay Lessor the FCCR Rent Prepayment Amount on the first day of the calendar month immediately following the date such notice is delivered shall be deemed an Event of Default without further notice or demand of any kind being required. In the event Lessee elects to pay Lessor the FCCR Rent Prepayment Amount as provided in subitem (3) above, Base
Monthly Rental beginning with the calendar month in which such payment is made shall be equal to the Base Monthly Rental then in effect reduced by the FCCR Rent Reduction Amount (as hereinafter defined). For purposes of this
Section 23.A(ix), the following terms shall be defined as set forth below:

"FCCR Rent Prepayment Amount" means the present value, discounted on a monthly basis at 9.7% per annum, of the FCCR Rent Reduction Amount for each month beginning with the calendar month in which the FCCR Rent Prepayment Amount is paid and ending with the calendar month of January, 2022, inclusive.

"FCCR Rent Reduction Amount" the product of (x) the Base Monthly Rental for the last month of the fiscal year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred and (y) the Fixed Charge Coverage Shortfall Percentage. For purposes of illustration and not limitation, if (i) Lessee's Aggregate Fixed Charge Coverage Ratio for the fiscal year ending January 31, 2010 was 1.0:1 (which results in a Fixed Charge Coverage Shortfall Percentage of 20%), (ii) Lessee paid the FCCR Rent Prepayment Amount on September 1, 2010, and (iii) the Base Monthly Rental for January, 2010 was $100, then the Base Monthly Rental payment beginning on September 1, 2010 shall be equal to the Base Monthly Rental for August, 2010 reduced by the sum of $20.

"Fixed Charge Coverage Shortfall Percentage" means the percentage represented by (x) 1 minus (y) a fraction, the numerator of which shall be the Aggregate Fixed Charge Coverage Ratio for the fiscal year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred, and the denominator of which shall be 1.25:1.

Notwithstanding the foregoing, if, within a 30 day period after the delivery of Lessor's notice to Lessee of Lessee's breach of the Aggregate Fixed Charge Coverage Ratio requirement, Lessee provides evidence satisfactory to Lessor that the Aggregate Fixed Charge Coverage Ratio is at least 1.25:1 for the twelve calendar month period immediately preceding the delivery to Lessor of such evidence, no Event of Default shall be deemed to have occurred as a result of such breach of the Aggregate Fixed Charge Coverage Ratio requirement; or

(x) If Lessee shall fail to maintain insurance in accordance with the requirements of Section 12 of this Lease.

B. Upon the occurrence of an Event of Default, with or without notice or demand, except the notice prior to default required under certain circumstances by subsection A. above or such other notice as may be required by statute and cannot be waived by Lessee (all other notices being hereby waived), Lessor shall be entitled to exercise, at its option, concurrently, successively, or in any combination, all remedies available at law or in equity, including without limitation, any one or more of the following:

(i) To terminate this Lease, whereupon Lessee's right to possession of the Properties shall cease and this Lease, except as to Lessee's liability, shall be terminated.

(ii) To reenter and take possession of any or all of the Properties and, to the extent permissible, all licenses, permits and other rights or privileges of Lessee pertaining to the use and operation of any or all of the Properties and to expel Lessee and those claiming under or through Lessee, without being deemed guilty in any manner of trespass or becoming liable for any loss or damage resulting therefrom, without resort to legal or judicial process, procedure or action. No notice from Lessor hereunder or under a forcible entry and detainer statute or similar law shall constitute an election by Lessor to terminate this Lease unless such notice specifically so states. If Lessee shall, after an Event of Default, voluntarily give up possession of any of the Properties to Lessor, deliver to Lessor or its agents the keys to any of the Properties, or both, such actions shall be deemed to be in compliance with Lessor's rights and the acceptance thereof by Lessor or its agents shall not be deemed to constitute a termination of this Lease. Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

(iii) If Lessee has not removed the Personalty within fifteen (15) days after written notice from Lessor to Lessee and repaired all damage to the Properties caused by such removal, Lessor shall have the immediate right to cause all Personalty located on or at any or all of the Properties to be stored in a public warehouse or elsewhere at Lessee's sole expense, without becoming liable for any loss or damage resulting therefrom and without resorting to legal or judicial process, procedure or action.

(iv) To bring an action against Lessee for any damages sustained by Lessor or any equitable relief available to Lessor.

(v) To relet any or all of the Properties or any part thereof for such term or terms (including a term which extends beyond the original Lease Term), at such rentals and upon such other terms as Lessor, in its sole discretion, may determine, with all proceeds received from such reletting being applied to the rental and other sums due from Lessee in such order as Lessor may, in it sole discretion, determine, which other sums include, without limitation, all repossession costs, brokerage commissions, attorneys' fees and expenses, employee expenses, alteration, remodeling and repair costs and expenses of preparing for such reletting. Except to the extent required by applicable law, Lessor shall have no obligation to relet any of the Properties or any part thereof and shall in no event be liable for refusal or failure to relet any of the Properties or any part thereof, or, in the event of any such reletting, for refusal or failure to collect any rent due upon such reletting, and no such refusal or failure shall operate to relieve Lessee of any liability under this Lease or otherwise to affect any such liability. Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

(vi) (x) To recover from Lessee all rent and other monetary sums then due and owing under this Lease and (y) to accelerate and recover from Lessee all rent and other monetary sums scheduled to become due and owing under this Lease after the date of such breach for the entire original scheduled Lease Term.

(vii) To recover from Lessee all reasonable costs and expenses, including reasonable attorneys' fees, court costs, expert witness fees, costs of tests and analyses, travel and accommodation expenses, deposition and trial transcripts, copies and other similar costs and fees, paid or incurred by Lessor as a result of such breach, regardless of whether or not legal proceedings are actually commenced.

(viii) To immediately or at any time thereafter, and with or without notice, at Lessor's sole option but without any obligation to do so, correct such breach or default and charge Lessee all costs and expenses incurred by Lessor therein. Any sum or sums so paid by Lessor, together with interest at the Default Rate, shall be deemed to be Additional Rental hereunder and shall be immediately due from Lessee to Lessor. Any such acts by Lessor in correcting Lessee's breaches or defaults hereunder shall not be deemed to cure said breaches or defaults or constitute any waiver of Lessor's right to exercise any or all remedies set forth herein.

(ix) To immediately or at any time thereafter, and with or without notice, except as required herein, set off any money of Lessee held by Lessor under this Lease against any sum owing by Lessee hereunder. (x) To exercise its rights under the License Agreement.

(xi) To seek any equitable relief available to Lessor, including, without limitation, the right of specific performance.

Upon the occurrence and during the continuance of an Event of Default, Lessor shall also have the option to purchase any Personalty (other than the Excluded Personalty) for an amount equal to the then fair market salvage value for such Personalty. If Lessor exercises such option, upon the payment of such amount, Lessee shall, at Lessee's sole cost and expense, execute and deliver to Lessor any documents or instruments necessary to transfer ownership of such Personalty to Lessor. Lessor shall have the right to offset any amounts owed by Lessee under this Lease against the purchase price for such Personalty.

All powers and remedies given by this Section to Lessor, subject to applicable law, shall be cumulative and not exclusive of one another or of any other right or remedy or of any other powers and remedies available to Lessor under this Lease, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements of Lessee contained in this Lease, and no delay or omission of Lessor to exercise any right or power accruing upon the occurrence of any Event of Default shall impair any other or subsequent Event of Default or impair any rights or remedies consequent thereto. Every power and remedy given by this Section or by law to Lessor may be exercised from time to time, and as often as may be deemed expedient, by Lessor, subject at all times to Lessor's right in its sole judgment to discontinue any work commenced by Lessor or change any course of action undertaken by Lessor.

If Lessee shall fail to observe or perform any of its obligations under this Lease or in the event of an emergency, then, without waiving any Event of Default which may result from such failure or emergency, Lessor may, but without any obligation to do so, take all actions, including, without limitation, entry upon any or all of the Properties to perform Lessee's obligations, immediately and without notice in the case of an emergency and upon five days written notice to Lessee in all other cases. All expenses incurred by Lessor in connection with performing such obligations, including, without limitation, reasonable attorneys' fees and expenses, together with interest at the Default Rate from the date any such expenses were incurred by Lessor until the date of payment by Lessee, shall constitute Additional Rental and shall be paid by Lessee to Lessor upon demand.

C. Notwithstanding anything in this Section 23 or elsewhere in this Lease to the contrary, it is understood and agreed that Lessor and its successors and assigns shall have no right to operate as a franchisee of Lessee, except as contemplated by the License Agreement.

24. Liens; Mortgages, Subordination, Nondisturbance and Attornment. Lessor's interest in this Lease and/or any of the Properties shall not be subordinate to any liens or encumbrances placed upon any of the Properties by or resulting from any act of Lessee, and nothing herein contained shall be construed to require such subordination by Lessor. Lessee shall keep the Properties free from any liens for work performed, materials furnished or obligations incurred by Lessee. NOTICE IS HEREBY GIVEN THAT LESSEE IS NOT AUTHORIZED TO PLACE OR ALLOW TO BE PLACED ANY LIEN, MORTGAGE, DEED OF TRUST, SECURITY INTEREST OR ENCUMBRANCE OF ANY KIND UPON ALL OR ANY PART OF ANY OF THE PROPERTIES OR LESSEE'S LEASEHOLD INTEREST THEREIN, AND ANY SUCH PURPORTED TRANSACTION WHICH IS NOT APPROVED BY LESSOR SHALL BE VOID. FURTHERMORE, ANY SUCH PURPORTED TRANSACTION SHALL BE DEEMED A TORTIOUS INTERFERENCE WITH LESSOR'S RELATIONSHIP WITH LESSEE AND LESSOR'S INTEREST IN THE PROPERTIES.

This Lease at all times shall automatically be subordinate to the Mortgages and to the lien of any and all ground leases, mortgages, trust deeds and deeds to secure debt now or hereafter placed upon any of the Properties by Lessor, and Lessee covenants and agrees to execute and deliver, upon demand, such further instruments subordinating this Lease to the lien of the Mortgages and any or all such ground leases, mortgages, trust deeds or deeds to secure debt as shall be desired by Lessor, or any present or proposed mortgagees or lenders under trust deeds or deeds to secure debt, upon the condition that Lessee shall have the right to remain in possession of the Properties under the terms of this Lease, notwithstanding any default in the Mortgages or any or all such ground leases, mortgages, trust deeds or deeds to secure debt or after foreclosure of any or all such Mortgages, mortgages, trust deeds or deeds to secure debt or termination of any or all such ground leases, so long as no Event of Default has occurred and is continuing.

If any landlord, mortgagee, receiver, Lender or other secured party elects to have this Lease and the interest of Lessee hereunder be superior to any of the Mortgages or any such ground lease, mortgage, trust deed or deed to secure debt and evidences such election by notice given to Lessee, then this Lease and the interest of Lessee hereunder shall be deemed superior to any such Mortgage, ground lease, mortgage, trust deed or deed to secure debt, whether this Lease was executed before or after such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and in that event such landlord, mortgagee, receiver, Lender or other secured party shall have the same rights with respect to this Lease as if it had been executed and delivered prior to the execution and delivery of such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and had been assigned to such landlord, mortgagee, receiver, Lender or other secured party.

Although the foregoing provisions shall be self-operative and no future instrument of subordination shall be required, upon request by Lessor, Lessee shall execute and deliver whatever instruments may be reasonably required for such purposes, and in the event Lessee fails so to do within 10 days after demand, Lessee does hereby make, constitute and irrevocably appoint Lessor as its agent and attorney-in-fact and in its name, place and stead so to do, which appointment shall be deemed coupled with an interest.

In the event any purchaser or assignee of Lender at a foreclosure sale acquires title to any of the Properties, or in the event Lender or any assignee otherwise succeeds to the rights of Lessor as landlord under this Lease, Lessee shall attorn to Lender or such purchaser or assignee, as the case may be (a "Successor Lessor"), and recognize the Successor Lessor as lessor under this Lease, and this Lease shall continue in full force and effect as a direct lease between the Successor Lessor and Lessee, provided that the Successor Lessor shall only be liable for any obligations of the lessor under this Lease which accrue after the date that such Successor Lessor acquires title. The foregoing provision shall be self operative and effective without the execution of any further instruments.

25. Estoppel Certificate. A. At any time, and from time to time, Lessee shall, promptly and in no event later than 10 days after a request from Lessor or Lender, execute, acknowledge and deliver to Lessor or Lender a certificate in the form supplied by Lessor, Lender or any present or proposed mortgagee or purchaser designated by Lessor, certifying: (i) that Lessee has accepted the Properties (or, if Lessee has not done so, that Lessee has not accepted the Properties, and specifying the reasons therefor); (ii) that this Lease is in full force and effect and has not been modified (or if modified, setting forth all modifications), or, if this Lease is not in full force and effect, the certificate shall so specify the reasons therefor; (iii) the commencement and expiration dates of the Lease Term, including the terms of any extension options of Lessee; (iv) the date to which the rentals have been paid under this Lease and the amount thereof then payable; (v) whether there are then any existing defaults by Lessor in the performance of its obligations under this Lease, and, if there are any such defaults, specifying the nature and extent thereof; (vi) that no notice has been received by Lessee of any default under this Lease which has not been cured, except as to defaults specified in the certificate; (vii) the capacity of the person executing such certificate, and that such person is duly authorized to execute the same on behalf of Lessee;
(viii) that neither Lessor nor Lender has actual involvement in the management or control of decision making related to the operational aspects or the day-to-day operations of the Properties; and (ix) any other information reasonably requested by Lessor, Lender or such present or proposed mortgagee or purchaser.

B. If Lessee shall fail or refuse to sign a certificate in accordance with the provisions of this Section within 10 days following a request by Lessor, Lessee irrevocably constitutes and appoints Lessor as its attorney-in-fact to execute and deliver the certificate to any such third party, it being stipulated that such power of attorney is coupled with an interest and is irrevocable and binding; provided, however, that Lessor's execution and delivery of such certificate on behalf of Lessee shall not cure any default arising by reason of Lessee's failure to execute and deliver such certificate.

26. Assignment; Subletting. A. Lessor shall have the right to sell or convey all, but not less than all, of the Properties or to assign its right, title and interest as Lessor under this Lease in whole, but not in part; provided, however, the prohibition on Lessor's right to sell or convey less than all of the Properties shall not restrict Lessor's right to sell or convey Properties to Lessee pursuant to the provisions of Sections 21.B, 23.A(ix), 57 or 58 hereof. In the event of any such sale or assignment other than a security assignment, provided Lessee receives written notice that such purchaser or assignee has assumed all of Lessor's obligations under this Lease and such assignment does not increase Lessee's obligations under this Lease, Lessee shall attorn to such purchaser or assignee and Lessor shall be relieved, from and after the date of such transfer or conveyance, of liability for the performance of any obligation of Lessor contained herein, except for obligations or liabilities accrued prior to such assignment or sale.

B. Lessee acknowledges that Lessor has relied both on the business experience and creditworthiness of Lessee and upon the particular purposes for which Lessee intends to use the Properties in entering into this Lease. Except as provided below, without the prior written consent of Lessor: (i) Lessee shall not assign, transfer or convey this Lease or any interest therein, whether by operation of law or otherwise; (ii) no Subject Transfer shall occur; (iii) no interest in the Properties shall be pledged, encumbered or mortgaged by Lessee; and (iv) Lessee shall not sublet all or any part of any of the Properties. It is expressly agreed that Lessor may withhold or condition such consent based upon such matters as Lessor may in its reasonable discretion determine, including, without limitation, the experience and creditworthiness of any assignee, the assumption by any assignee of all of Lessee's obligations hereunder by undertakings enforceable by Lessor, payment to Lessor of any rentals owing under a sublease which are in excess of the rentals owing hereunder, the transfer to any assignee of all necessary licenses to continue operating the Properties for the purposes herein provided, receipt of such representations and warranties from any assignee as Lessor may request, including such matters as its organization, existence, good standing and finances and other matters, whether or not similar in kind. At the time of any assignment of this Lease which is approved by Lessor, the assignee shall assume all of the obligations of Lessee under this Lease pursuant to Lessor's standard form of assumption agreement. No such assignment nor any subletting of any of the Properties shall relieve Lessee of its obligations respecting this Lease. Any assignment, transfer, conveyance, pledge, mortgage or subletting in violation of this Section shall be voidable at the sole option of Lessor.

C. Notwithstanding the provisions of Section 26.B, Lessee shall have the right to sublease up to ten percent any of the Properties, without the prior written consent of Lessor or Lender, if each of the following conditions are satisfied:

(1) no Event of Default shall have occurred and be continuing under this Lease as of the effective date of the applicable sublease;

(2) any such sublease shall be subordinate to this Lease and the Mortgage corresponding to the Property to which such sublease relates;

(3) Lessee shall remain liable under this Lease notwithstanding such subleases;

(4) the Properties subject to such subleases shall be used as Permitted Facilities and shall otherwise be operated and maintained in accordance with the terms and conditions of this Lease; and

(5) the form of sublease is reasonably acceptable to Lessor and Lender.

Within 10 days after the execution of each sublease, Lessee shall provide Lessor and Lender with a notice of such sublease and a photocopy of the fully executed sublease.

27. Option To Extend; New Lease. A. Lessee shall have the option to continue this Lease in effect for four additional successive periods of five years each, provided that, at the time of exercise of such option or at the expiration of the Lease Term or, if applicable, the preceding extension of the Lease Term, no Event of Default shall have occurred and be continuing. If Lessee exercises such option, this Lease shall continue for the applicable period in accordance with the terms and provisions of this Lease then in effect, except that the Base Annual Rental during the applicable period shall be determined as set forth below.

Lessee may only exercise the first extension option by giving notice to Lessor of Lessee's intention to do so not later than July 31, 2020. If the first extension option is exercised by Lessee, Lessee may only exercise the second extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2026. If the first two extension options are exercised, Lessee may only exercise the third extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2031. If the first three extension options are exercised, Lessee may only exercise the fourth extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2036.

Notwithstanding the foregoing, Lessee's failure to deliver notice of the exercise of its options under this Section by the applicable outside dates set forth above shall not terminate the applicable option unless and until Lessor shall, following the applicable outside date, give written notice of the applicable option to Lessee, and Lessee shall fail to exercise the applicable option within thirty (30) days after such notice is given.

The Base Annual Rental during each extension period shall be determined as follows:

(i) if Lessee delivers to Lessor prior to or simultaneously with the exercise of the applicable extension option a Useful Life Opinion (as hereinafter defined), the Base Annual Rental for the first year of such extension period shall be equal to the Base Annual Rental in effect immediately prior to the commencement of such extension period, and such Base Annual Rental shall increase on each Adjustment Date occurring during such extension period in accordance with the provisions of Section 5.B.

As used herein, the term "Useful Life Opinion" shall mean an opinion from an independent MAI appraiser that, with respect to each Property then subject to this Lease, the sum of (A) the estimated economic useful life for such Property as of the Effective Date as set forth on Schedule 27 attached hereto plus (B) the additional estimated remaining economic useful life of such Property as of the commencement date of the applicable extension period multiplied by 90% is greater than the number of years in the period commencing with the Effective Date and ending with the date on which the applicable extension period would expire.

(ii) if Lessee does not deliver a Useful Life Opinion to Lessor prior to or simultaneously with the exercise of the applicable extension option, the Base Annual Rental during such extension period shall be an amount equal to 95% of the annual fair market rental value during such extension period of the Properties then subject to this Lease, to be determined as follows:

Lessor and Lessee shall exercise reasonable efforts to agree in good faith on the annual fair market rental value of the Properties for the applicable extension period within thirty (30) days after Lessor is notified of the exercise of such option. If Lessor and Lessee shall agree upon the annual fair market rental value of the Properties for such extension period, Lessor and Lessee shall within five (5) days thereafter mutually execute and deliver an acknowledgment of such fair market value which shall be binding upon Lessor and Lessee and any persons claiming by or through any of them during such extension period.

If Lessor and Lessee are unable to agree in writing upon the annual fair market rental value of the Properties for such extension period within such thirty
(30) day period, then not later than forty-five (45) days following the date Lessor is notified of the exercise of such option (the "Appraiser Selection Date"), Lessor will select an independent MAI appraiser and Lessee will select another independent MAI appraiser (each, a "Selected Appraiser"); and each of Lessor and Lessee will notify the other in writing thereof on or prior to the Appraiser Selection Date. If only Lessor shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If only Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If neither Lessor nor Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then, upon application of either Lessor or Lessee, the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by an independent
MAI appraiser selected by the American Arbitration Association or any successor organization. Each Selected Appraiser shall deliver a signed appraisal of the annual fair market rental value of the Properties for such extension period (an "Appraisal") to Lessee and Lessor on or before the date that is forty-five (45) days after the Appraiser Selection Date or such later date that such Selected Appraiser is designated pursuant to this Section 27.A. The annual fair market rental value of the Properties for such extension period shall then be obtained by averaging the values determined by each Appraisal delivered by the two Selected Appraisers if the higher value determination of one of the Selected Appraisers is not more than five percent (5%) in excess of the lower value determination of the other Selected Appraiser and such annual fair market rental value shall be final and binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period.
If the higher value determination is more than five percent (5%) in excess of the lower value determination, the two Selected Appraisers shall appoint a third independent MAI appraiser within fifteen (15) days after the date such Appraisals are delivered by the two Selected Appraisers to Lessee and Lessor, provided that, if the two Selected Appraisers fail to agree on the selection of a third independent MAI appraiser within such time period, either Lessor or Lessee may petition the American Arbitration Association, or any successor organization, for a determination of the third appraiser. The annual fair market value of the Properties for such extension period shall, in such case, be determined by the third appraiser selecting, within thirty (30) days thereafter, which of the first two appraisals is closest to the annual fair market rental value of the Properties for such extension period as determined by such third appraiser, and such determination of the annual fair market rental value by such third appraiser shall be binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period. Lessee shall be obligated to pay the costs of all three appraisers and the American Arbitration Association (to the extent applicable).

B. In addition and provided that Lessee shall not have exercised its option for the first renewal term set forth in Section 27.A, Lessee shall also have the right, by notice delivered to Lessor not later than July 31, 2020, to enter into a new master lease with Lessor, to commence at the end of the Primary Term, for not less than fourteen (14) of the Properties, provided that, at the time of exercise of such option or at the expiration of the Primary Term, no Event of Default shall have occurred and be continuing. Such new master lease shall be for a five year primary term, have three (3) five-year renewal options and otherwise be on the same terms and conditions as this Lease, except that the Base Annual Rental shall be determined as follows:

The Base Annual Rental for the five year primary term shall be equal to the amount of Base Annual Rental that would have been applicable had Lessee exercised its option for the first renewal term set forth in Section 27.A, provided, however, if subsection (i) of Section 27.A would have been applicable, the Base Annual Rental for the first year of the five year primary term shall be equal to the product of (x) the Base Annual Rental determined pursuant to subsection (i) of Section 27.A multiplied by (y) a fraction, the numerator of which shall be the sum of the Purchase Price for all of the Properties which will be the subject of the new master lease, and the denominator of which shall be the sum of the Purchase Price for all of the Properties which were the subject of this Lease immediately prior to the expiration of the Primary Term, and such Base Annual Rental shall increase on each Adjustment Date occurring during such five year primary term in accordance with the provisions of Section 5.B. The Base Annual Rental for the first, second and third renewal periods under such new master lease shall be equal to the amount of Base Annual Rental that would have been applicable under Section 27.A had Lessee exercised its option under such Section for the second, third and fourth renewal terms, respectively.

Lessee shall be solely responsible for the payment of all reasonable costs and expenses incurred in connection with the execution of such new master lease, including, without limitation, Lessee's attorneys' fees and reasonable attorneys' fees and expenses of counsel to Lessor and Lender. 28. State Specific Provisions. The provisions and/or remedies which are set forth on
Schedule II shall be deemed a part of and included within the terms and conditions of this Lease.

29. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Lease shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered, (b) transmission, if delivered by facsimile, (c) the next Business Day, if delivered by express overnight delivery service, or (d) the third Business Day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

        If to Lessee:   The Krystal Company
                One Union Square
                Chattanooga, TN 37402
Attention:      Mr. Larry D. Bentley
Telephone:      (423) 757-1500
Telecopy:       (423) 757- 5773

With a copy to: Miller & Martin LLP
        1000 Volunteer Building
        832 Georgia Avenue
        Chattanooga, TN 37402
        Attention:  Hugh F. Sharber, Esq.
Telephone:      (423) 785-8212
Telecopy:       (423) 785- 8480

If to Lessor:   Crystac Property I LLC
c/o U.S. Realty Advisors, LLC
1370 Avenue of the Americas
New York, NY 10019
Attention:      Mr. David M. Ledy
Telephone:      (212) 581-4540
Telecopy:       (212) 581-4950
With a copy to: Proskauer Rose LLP
1585 Broadway
New York, NY 10036
Attention:      Kenneth S. Hilton, Esq.
Telephone:      (212) 969-3000
Telecopy:       (212) 969-2900

or to such other address or such other person as either party may from time to time hereafter specify to the other party in a notice delivered in the manner provided above. No such notices, consents, approvals or other communications shall be valid unless Lender receives a duplicate original thereof at the following address:

Dennis L. Ruben, Esq.
Executive Vice President, General Counsel and Secretary
GE Capital Franchise Finance Corporation
17207 North Perimeter Drive
Scottsdale, AZ 85255
Telephone:      (480) 585-4500
Telecopy:       (480) 585-2226

or to such other address or such other person as Lender may from time to time specify to Lessor and Lessee in a notice delivered in the manner provided above.

30. Holding Over. If Lessee remains in possession of any of the Properties after the expiration of the Primary Term, or any extension thereto in accordance with Section 27, Lessee, at Lessor's option and within Lessor's sole discretion, may be deemed a tenant on a month-to-month basis and shall continue to pay rentals and other sums in the amounts herein provided, except that the Base Monthly Rental shall be automatically doubled, and to comply with all the terms of this Lease; provided that nothing herein nor the acceptance of rent by Lessor shall be deemed a consent to such holding over. Lessee shall defend, indemnify, protect and hold the Indemnified Parties harmless from and against any and all Losses resulting from Lessee's failure to surrender possession upon the expiration of the Lease Term, including, without limitation, any claims made by any succeeding lessee. The terms of this Section 30 shall survive the expiration of the Lease Term.

31. No Liens on Personalty. A. NOTICE IS HEREBY GIVEN THAT LESSEE IS NOT AUTHORIZED TO PLACE OR ALLOW TO BE PLACED ANY LIEN, MORTGAGE, DEED OF TRUST, SECURITY INTEREST OR ENCUMBRANCE OF ANY KIND UPON ALL OR ANY PART OF THE PERSONALTY OTHER THAN THE EXCLUDED PERSONALTY, AND ANY SUCH PURPORTED TRANSACTION WHICH IS NOT APPROVED BY LESSOR SHALL BE VOID. FURTHERMORE, ANY SUCH PURPORTED TRANSACTION SHALL BE DEEMED A TORTIOUS INTERFERENCE WITH LESSOR'S RELATIONSHIP WITH LESSEE AND LESSOR'S INTEREST IN THE PROPERTIES.

B. Lessor acknowledges that the Excluded Personalty may be leased by Lessee from third parties or subject to a purchase money security interest granted by Lessee; provided, however, in no event shall the aggregate value of the Excluded Personalty relating to any individual Property exceed the Excluded Personalty Cap.

32.      Removal of Personalty.    At the expiration of the Lease Term and if
no Event of Default is then continuing, Lessee may remove all Personalty from the Properties and take any actions reasonably necessary to de-identify the Properties as a "Krystal(" restaurant. Lessee shall repair any damage caused by such removal and de-identification and shall leave the Properties broom clean and in good and working condition and repair inside and out. Any property of Lessee left on the Properties on the tenth day following the expiration of the Lease Term shall, at Lessor's option, automatically and immediately become the property of Lessor.

33. Financial Statements. Within 45 days after the end of each fiscal quarter and within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor and Lender (i) complete financial statements of Lessee including a balance sheet, profit and loss statement, statement of cash flows and all other related schedules for the fiscal period then ended; and (ii) income statements for the business at each of the Properties. All such financial statements shall be prepared in accordance with GAAP (other than the income statements for the business at each of the Properties) and shall be certified to be accurate and complete by Lessee (or the Treasurer or other appropriate officer of Lessee). Lessee understands that Lessor and Lender will rely upon such financial statements and Lessee represents that such reliance is reasonable. In the event that Lessee's property and business at the Properties is ordinarily consolidated with other business for financial statement purposes, such financial statements shall be prepared on a consolidated basis showing separately the sales, profits and losses, assets and liabilities pertaining to each of the Properties with the basis for allocation of overhead of other charges being clearly set forth. The financial statements delivered to Lessor and Lender need not be audited, but Lessee shall deliver to Lessor and Lender copies of any audited financial statements of Lessee which may be prepared, as soon as they are available.

34. Force Majeure. Any prevention, delay or stoppage due to strikes, lockouts, acts of God, enemy or hostile governmental action, civil commotion, fire or other casualty beyond the control of the party obligated to perform shall excuse the performance by such party for a period equal to any such prevention, delay or stoppage, except the obligations imposed with regard to rental and other monies to be paid by Lessee pursuant to this Lease and any indemnification obligations imposed upon Lessee under this Lease.

35. Time Is of the Essence. Time is of the essence with respect to each and every provision of this Lease in which time is a factor.

36. Lessor's Liability. Notwithstanding anything to the contrary provided in this Lease, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Lease by Lessor, that (i) there shall be absolutely no personal liability on the part of Lessor, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns, to Lessee with respect to any of the terms, covenants and conditions of this Lease, provided that Lessee shall have recourse to the Properties and Lessor to the extent expressly provided below, (ii) Lessee waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, and (iii) Lessee shall look solely to the Properties for the satisfaction of each and every remedy of Lessee in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, or any other matter in connection with this Lease or the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to affirmative acts of Lessor which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Lessee and its shareholders, officers, directors, employees and agents shall not be imputed to Lessor), Lessee shall have the right to look to other assets of Lessor, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor.

37. Consent of Lessor. (a) Except with respect to provisions of this Lease which expressly provide that Lessor's consent shall not be unreasonably conditioned or withheld, Lessor's consent to any request of Lessee may be conditioned or withheld in Lessor's sole discretion. Lessor shall have no liability for damages resulting from Lessor's failure to give any consent, approval or instruction reserved to Lessor, Lessee's sole remedy in any such event being an action for injunctive relief.

(b) It is understood and agreed that to the extent Lessor is required to obtain the consent, approval, agreement or waiver of Lender with respect to a matter for which Lessor's approval has been requested under this Lease, Lessor shall in no event be deemed to have unreasonably withheld Lessor's consent, approval, agreement or waiver thereof if Lender shall not have given its approval if required.

38. Waiver and Amendment. No provision of this Lease shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion. No acceptance by Lessor of an amount less than the monthly rent and other payments stipulated to be due under this Lease shall be deemed to be other than a payment on account of the earliest such rent or other payments then due or in arrears nor shall any endorsement or statement on any check or letter accompanying any such payment be deemed a waiver of Lessor's right to collect any unpaid amounts or an accord and satisfaction.

39. Successors Bound. Except as otherwise specifically provided herein, the terms, covenants and conditions contained in this Lease shall bind and inure to the benefit of the respective heirs, successors, executors, administrators and assigns of each of the parties hereto.

40. No Merger. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, shall not result in a merger of Lessor's and Lessee's estates, and shall, at the option of Lessor, either terminate any or all existing subleases or subtenancies, or operate as an assignment to Lessor of any or all of such subleases or subtenancies.

41. Captions. Captions are used throughout this Lease for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

42. Severability. The provisions of this Lease shall be deemed severable. If any part of this Lease shall be held unenforceable by any court of competent jurisdiction, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

43. Characterization. A. It is the intent of the parties hereto that the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein. None of the agreements contained herein, is intended, nor shall the same be deemed or construed, to create a partnership between Lessor and Lessee, to make them joint venturers, to make Lessee an agent, legal representative, partner, subsidiary or employee of Lessor, nor to make Lessor in any way responsible for the debts, obligations or losses of Lessee.

B. Lessor and Lessee acknowledge and warrant to each other that each has been represented by independent counsel and has executed this Lease after being fully advised by said counsel as to its effect and significance. This Lease shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Whenever in this Lease any words of obligation or duty are used, such words or expressions shall have the same force and effect as though made in the form of a covenant.

44. Easements. During the Lease Term, Lessor agrees to grant such utility, access or other similar easements on, over, under and above any of the Properties as Lessee may request, provided that such easements are reasonably required for the operation of such Property as a Permitted Facility and will not decrease the value of such Property. During the Lease Term, Lessor shall also have the right to grant any utility, access or other similar easements on, over, under and above any of the Properties which are not requested by Lessee, provided that such easements will not materially interfere with Lessee's long-term use of such Properties and ten (10) days' prior written notice is given to Lessee.

45. Bankruptcy. A. As a material inducement to Lessor executing this Lease, Lessee acknowledges and agrees that Lessor is relying upon (i) the financial condition and specific operating experience of Lessee and Lessee's obligation to use each of the Properties specifically in accordance with system-wide requirements imposed from time to time on Permitted Facilities,
(ii) Lessee's timely performance of all of its obligations under this Lease notwithstanding the entry of an order for relief under the Code for Lessee and
(iii) all defaults under this Lease as to all Properties being cured promptly and this Lease being assumed within 60 days of any order for relief entered under the Code for Lessee, or this Lease being rejected within such 60 day period and the Properties surrendered to Lessor.

Accordingly, in consideration of the mutual covenants contained in this Lease and for other good and valuable consideration, Lessee hereby agrees that:

(i) All obligations that accrue under this Lease (including the obligation to pay rent), from and after the date that an Action is commenced shall be timely performed exactly as provided in this Lease and any failure to so perform shall be harmful and prejudicial to Lessor;

(ii) Any and all obligations under this Lease that become due from and after the date that an Action is commenced and that are not paid as required by this Lease shall, in the amount of such rents, constitute administrative expense claims allowable under the Code with priority of payment at least equal to that of any other actual and necessary expenses incurred after the commencement of the Action;

(iii) Any extension of the time period within which Lessee may assume or reject this Lease without an obligation to cause all obligations coming due under this Lease from and after the date that an Action is commenced to be performed as and when required under this Lease shall be harmful and prejudicial to Lessor;

(iv) Any time period designated as the period within which Lessee must cure all defaults and compensate Lessor for all pecuniary losses which extends beyond the date of assumption of this Lease shall be harmful and prejudicial to Lessor;

(v) Any assignment of this Lease must result in all terms and conditions of this Lease being assumed by the assignee without alteration or amendment, and any assignment which results in an amendment or alteration of the terms and conditions of this Lease without the express written consent of Lessor shall be harmful and prejudicial to Lessor;

(vi) Any proposed assignment of this Lease to an assignee: (a) that will not use the Properties specifically in accordance with a franchise agreement with the franchisor of Permitted Facilities, or (b) that does not possess financial condition, operating performance and experience characteristics equal to or better than the financial condition, operating performance and experience of Lessee as of the Effective Date, shall be harmful and prejudicial to Lessor;

(vii) The rejection (or deemed rejection) of this Lease for any reason whatsoever shall constitute cause for immediate relief from the automatic stay provisions of the Code, and Lessee stipulates that such automatic stay shall be lifted immediately and possession of the Properties will be delivered to Lessor immediately without the necessity of any further action by Lessor; and

(viii) This Lease shall at all times be treated as consistent with the specific characterizations set forth in Section 3 of this Lease, and assumption or rejection of this Lease shall be (a) in its entirety, (b) for all of the Properties, and (c) in strict accordance with the specific terms and conditions of this Lease.

B. No provision of this Lease shall
be deemed a waiver of Lessor's rights or remedies under the Code or applicable law to oppose any assumption and/or assignment of this Lease, to require timely performance of Lessee's obligations under this Lease, or to regain possession of the Properties as a result of the failure of Lessee to comply with the terms and conditions of this Lease or the Code.

C. Notwithstanding anything in this Lease to the contrary, all amounts payable by Lessee to or on behalf of Lessor under this Lease, whether or not expressly denominated as such, shall constitute "rent" for the purposes of the Code.

D. For purposes of this Section addressing the rights and obligations of Lessor and Lessee in the event that an Action is commenced, the term "Lessee" shall include Lessee's successor in bankruptcy, whether a trustee, Lessee as debtor in possession or other responsible person.

46. No Offer. No contractual or other rights shall exist between Lessor and Lessee with respect to the Properties until both have executed and delivered this Lease, notwithstanding that deposits may have been received by Lessor and notwithstanding that Lessor may have delivered to Lessee an unexecuted copy of this Lease. The submission of this Lease to Lessee shall be for examination purposes only, and does not and shall not constitute a reservation of or an option for Lessee to lease or otherwise create any interest on the part of Lessee in the Properties.

47. Other Documents. Each of the parties agrees to sign such other and further documents as may be necessary or appropriate to carry out the intentions expressed in this Lease.

48. Attorneys' Fees. Notwithstanding anything in this Lease to the contrary, in the event of any judicial or other adversarial proceeding between the parties concerning this Lease, to the extent permitted by law, the prevailing party shall be entitled to recover all of its reasonable attorneys' fees and other costs in addition to any other relief to which it may be entitled. In addition, Lessor shall, upon demand, be entitled to all attorneys' fees and all other costs incurred in the preparation and service of any notice or demand hereunder, whether or not a legal action is subsequently commenced. References in this Lease to Lessor's attorneys' fees and/or costs shall mean the fees and costs of independent counsel retained by Lessor with respect to the matter.

49. Entire Agreement. This Lease and any other instruments or agreements referred to herein, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements except as herein provided. Without limiting the foregoing, Lessee specifically acknowledges that neither Lessor nor any agent, officer, employee or representative of Lessor has made any representation or warranty regarding the projected profitability of the business to be conducted on the Properties. Furthermore, Lessee acknowledges that Lessor did not prepare or assist in the preparation of any of the projected figures used by Lessee in analyzing the economic viability and feasibility of the business to be conducted by Lessee at the Properties.

50. Forum Selection; Jurisdiction; Venue; Choice of Law. Lessee acknowledges that this Lease was partially negotiated in the State of Arizona, this Lease was executed and delivered in the State of Arizona, all payments under this Lease will be delivered in the State of Arizona (unless otherwise directed by Lessor or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Lease, the parties hereto expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona. Lessee and Lessor consent that they may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Lessee and Lessor waive and agree not to assert in any such action, suit or proceeding that they are not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. The creation of this Lease and the rights and remedies of Lessor with respect to the Properties, as provided herein and by the laws of the states in which the Properties are located, as applicable, shall be governed by and construed in accordance with the internal laws of the states in which the Properties are located, as applicable, without regard to principles of conflicts of law. With respect to other provisions of this Lease, this Lease shall be governed by the internal laws of the State of Arizona, without regard to its principles of conflicts of law. Nothing contained in this Section shall limit or restrict the right of Lessor or Lessee to commence any proceeding in the federal or state courts located in the states in which the Properties are located to the extent Lessor or Lessee deems such proceeding necessary or advisable to exercise remedies available under this Lease.

51. Counterparts. This Lease may be executed in one or more counterparts, each of which shall be deemed an original.

52. Memorandum of Master Lease. Concurrently with the execution of this Lease, Lessor and Lessee are executing the Memorandum to be recorded in the applicable real property records with respect to each of the Properties. Further, upon Lessor's request, Lessee agrees to execute and acknowledge a termination of lease and/or quit claim deed in recordable form with respect to each of the Properties to be held by Lessor until the expiration or sooner termination of the Lease Term.

53. No Brokerage. Lessor and Lessee represent and warrant to each other that they have had no conversation or negotiations with any broker concerning the leasing of the Properties. Each of Lessor and Lessee agrees to protect, indemnify, save and keep harmless the other, against and from all liabilities, claims, losses, costs, damages and expenses, including attorneys' fees, arising out of, resulting from or in connection with their breach of the foregoing warranty and representation. Lessee has been advised by Banc of America Securities LLC, whose fees shall be paid by Lessee.

54. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. LESSOR AND LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE, THE RELATIONSHIP OF LESSOR AND LESSEE, LESSEE'S USE OR OCCUPANCY OF ANY OF THE PROPERTIES, AND/OR ANY CLAIM FOR INJURY OR DAMAGE, OR ANY EMERGENCY OR STATUTORY REMEDY. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT
DAMAGES FROM LESSOR AND ANY OF LESSOR'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY LESSEE AGAINST LESSOR OR ANY OF LESSOR'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THE WAIVER BY LESSEE OF ANY RIGHT IT MAY HAVE TO
SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

55. Reliance By Environmental Insurer and Lender. (a) Lessee acknowledges and agrees that Environmental Insurer may rely on the representations, warranties and covenants set forth in Section 16 of this Lease, that Environmental Insurer is an intended third-party beneficiary of such representations, warranties and covenants and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

(b) Lessee acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Lease, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

56. Document Review. In the event Lessee makes any request upon Lessor requiring Lessor, Lender or the attorneys of Lessor or Lender to review and/or prepare (or cause to be reviewed and/or prepared) any documents, plans, specifications or other submissions in connection with or arising out of this Lease, then Lessee shall reimburse Lessor or its designee promptly upon Lessor's demand therefor for all reasonable out-of-pocket costs and expenses incurred by Lessor in connection with such review and/or preparation plus a reasonable processing and review fee.

57. Substitution. A. Subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall have the right to deliver a rejectable offer to Lessor (each, a "Rejectable Substitution Offer") to substitute a Substitute Property for a Property (such Property to be replaced being referred to herein as the "Replaced Property") if:

(i) the terms of Section 21.B of this Lease permit such substitution (each, a "Casualty/Condemnation Substitution"); or

(ii) the terms of Section 23.A(ix)(1) of this Lease permit such substitution (each, a "FCCR Substitution").

From and after the third anniversary of the Effective Date and subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall also have the right to deliver a Rejectable Substitution Offer to substitute a Substitute Property for a Property if Lessee determines for any reason to make a substitution (each, a "Discretionary Substitution"); provided, however, that once Lessee has done Casualty/Condemnation Substitutions, Discretionary Substitutions and/or FCCR Substitutions for a total of three (3) Properties in the aggregate, Lessee shall no longer have the right to deliver a Rejectable Substitution Offer with respect to a Discretionary Substitution.

Each Rejectable Substitution Offer shall identify the proposed Substitute Property in reasonable detail and contain a certificate executed by a duly authorized officer of Lessee pursuant to which Lessee shall certify that in Lessee's good faith judgment such proposed Substitute Property satisfies as of the date of such notice, or will satisfy as of the date of the closing of such substitution, all of the applicable conditions to substitution set forth in this Section 57. Lessee agrees to deliver to Lessor all of the diligence information and materials contemplated by the provisions of Section 57.B of this Lease within 30 days after the delivery to Lessor of a Rejectable Substitution Offer.

With respect to any Rejectable Substitution Offer for a Casualty/Condemnation Substitution, Lessor shall have 90 days from the delivery of a Rejectable Substitution Offer notice satisfying the requirements set forth above to deliver to Lessee written notice of its election to either accept or reject the Rejectable Substitution Offer. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Substitution Offer. If the Mortgage corresponding to a Replaced Property is still outstanding, any rejection by Lessor of a Rejectable Substitution Offer for a Casualty/Condemnation Substitution shall not be effective unless it is consented to in writing by Lender. If Lessor accepts a Rejectable Substitution Offer for a Casualty/Condemnation Substitution or is deemed to have accepted such Rejectable Substitution Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of such Rejectable Substitution Offer is not consented to in writing by the Lender, then Lessee shall complete the substitution of the Substitute Property for the Replaced Property, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57.B.

With respect to any Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution, Lessor shall have 90 days from the delivery of a Rejectable Substitution Offer notice satisfying the requirements set forth above (the "Section 57 Ninety Day Period") to deliver to Lessee written notice of its election to either (i) accept such Rejectable Substitution Offer, (ii) reject such Rejectable Substitution Offer, or (iii) elect to have Lessee, as non-exclusive agent for Lessor, undertake on behalf of Lessor to obtain cash bids for the sale of the Replaced Property (a "Forced Sale Election"). Lessor's failure to deliver such written notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Substitution Offer. If the Mortgage corresponding to a Replaced Property is still outstanding, any rejection by Lessor of a Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or any Forced Sale Election relating to a FCCR Substitution shall not be effective unless it is consented to in writing by Lender. If Lessor accepts a Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or is deemed to have accepted such Rejectable Substitution Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of such Rejectable Substitution Offer or any Forced Sale Election relating to a FCCR Substitution is not consented to in writing by the Lender, then Lessee shall complete the substitution of the Substitute Property for the Replaced Property, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57.B. During the period commencing when such Rejectable Substitution Offer has been made and ending on the earlier of the date Lessor delivers the written notice contemplated by the first sentence of this paragraph or the expiration of the Section 57 Ninety Day Period, Lessor, but not Lessee, shall be entitled, directly or through one or more agents, to seek bids for the sale of the Replaced Property.

If Lessor elects the Forced Sale Election under this Section 57 and, with respect to a Forced Sale Election relating to a FCCR Substitution, such Forced Sale Election is consented to in writing by the Lender, Lessee, as non-exclusive agent for Lessor, shall undertake on behalf of Lessor to obtain cash bids for the sale of the Replaced Property. Prior to solicitation of any such bids, Lessee and Lessor shall agree on a form of contract of purchase relating to the Replaced Property acceptable to Lessor. Lessee may use a third party as its agent in connection with any such sale. Lessee shall certify to Lessor in writing the amount and terms of each bid received by Lessee and the name and address of the Person submitting a bid (which Person shall not be the Lessee, any Affiliate of the Lessee, or any Person with an agreement to allow Lessee or any Affiliate of Lessee to use the Replaced Property at any time during the three (3) year period following any such sale). Lessor shall be under no duty to solicit bids, to inquire into the efforts of Lessee to obtain bids or otherwise to take any action in connection with any such sale other than to sell its interest in the Replaced Property as provided herein. The sale of the Replaced Property shall close on a Base Monthly Rental payment date which is no later than 270 days from the expiration date of the Section 57 Ninety Day Period (such date of closing being referred to herein as the "Section 57 Closing Date"). On the Section 57 Closing Date (subject to receipt of the net sales price and all additional payments and instruments specified below):

(1) this Lease shall be deemed terminated with respect to such Replaced Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to such Replaced Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Replaced Property prior to the Section 57 Closing Date shall survive the termination of this Lease;

(2) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for the Replaced Property, and (y) the Base Annual Rental then in effect;

(3) Lessee shall deliver possession of the Replaced Property to the highest bidder; and

(4) Lessor shall convey the Replaced Property to such highest bidder "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Replaced Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), the total net selling price realized at such sale to be retained by Lessor.

In addition, Lessee shall deliver to Lessor on the Section 57 Closing Date an instrument in which Lessee agrees not to, and not to permit any Affiliate to, directly or indirectly use the Replaced Property during the three (3) year period following the Section 57 Closing Date; and Lessee shall pay to Lessor the sum of:

(A) the excess, if any, of the sum of (x) the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the Purchase Price for the Replaced Property, plus (y) the Prepayment Charges corresponding to the Replaced Property, less (z) the net sales price of the Replaced Property paid to Lessor pursuant to the preceding sentence; plus

(B) all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of the Section 57 Closing Date.

Anything in this Section 57.A to the contrary notwithstanding, Lessee shall have the right to revoke any Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution on not more than two (2) occasions during the Lease Term if, with respect to each such occasion, Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and during the period in which Lessee had the right to serve as agent for Lessor to obtain cash bids either (i) there were no cash bids or (ii) all such cash bids were for an amount less than 85% of the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase would have occurred multiplied by the Purchase Price for the Replaced Property. Lessee shall pay Lessor's reasonable expenses incurred in connection with the revoked Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or incurred in connection with the termination of this Lease with respect to the Replaced Property.

If Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and an acceptable bid for the Replaced Property shall not have been obtained or if a sale shall not have occurred on or as of the date which is 270 days from the expiration date of the Section 57 Ninety Day Period, then this Lease shall continue in full force and effect until an acceptable bid is obtained and a sale shall have occurred. If Lessee shall fail to pay all amounts due under and pursuant to this Section 57.A on the Section 57 Closing Date, no sale shall be consummated, this Lease shall continue in full force and effect and it shall be deemed that Lessee has revoked its Rejectable Substitution Offer.

  If Lessor rejects any Rejectable Substitution Offer for reasons other than that, in Lessor's reasonable judgment, the proposed Substitute Property would not have satisfied the applicable substitution conditions set forth in this
Section 57, and such rejection is consented to by Lender, then:

(X) if such rejected Rejectable Substitution Offer was made with respect to a Casualty/Condemnation Substitution, the provisions of the last paragraph of
Section 21.B and the last sentence of the second paragraph of Section 21.B shall be applicable; and

(Y) if such rejected Rejectable Substitution Offer was made with respect to a FCCR Substitution or a Discretionary Substitution, this Lease shall terminate with respect to the Replaced Property on the next scheduled Base Monthly Rental payment date (the "Early Substitution Termination Date") provided Lessee has paid to Lessor all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of such Early Substitution Termination Date. On the Early Substitution Termination Date, and provided Lessee shall have paid to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the Early Substitution Termination Date:

(i) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for the Replaced Property, and (y) the Base Annual Rental then in effect; and

(ii) all obligations of Lessor and Lessee shall cease as of the Early Substitution Termination Date with respect to such Property; provided, however, Lessee's obligations to Lessor with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Substitution Termination Date shall survive the termination of this Lease with respect to such Property or otherwise. This Lease shall, however, continue in full force and effect with respect to all other Properties. B. The substitution of a Substitute Property for a Property pursuant to the preceding subsection A shall be subject to the fulfillment of all of the following terms and conditions:

(i) The Substitute Property must:

(1) be a Permitted Facility, in good condition and repair, ordinary wear and tear excepted;

(2) have a Fixed Charge Coverage Ratio (with the definitions of Section 8.A being deemed to be modified, as contemplated by the following sentence to provide for a calculation of an individual "Fixed Charge Coverage Ratio" for the Substitute Property only) for the FCCR Period of not less than the Fixed Charge Coverage Ratio for the Replaced Property for such FCCR Period; provided that, with respect to each FCCR Substitution, the Fixed Charge Coverage Ratio for the Substitute Property for such FCCR Period must also be high enough (after taking into account any other substitutions for Properties which are being consummated simultaneously therewith) to result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement (it being understood and agreed that the determination of the Fixed Charge Coverage Ratio for the Substitute Property shall be based on an assumption that the Operating Lease Expense for the Substitute Property would be the same amount as the Operating Lease Expense for the Replaced Property, as determined in accordance with the last sentence of this subitem (2)). For purposes of this subitem (2), the definitions set forth in Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect;

(3) have a fair market value no less than the greater of the then fair market value of the Replaced Property or the fair market value of such Replaced Property as of the Effective Date (in each case, determined without regard to this Lease, but assuming that while this Lease has been in effect, Lessee has complied with all of the terms and conditions of this Lease), as determined by Lessor, and consented to by Lender, utilizing the same valuation method as used in connection with the closing of the transaction described in the Sale-Leaseback Agreement, which was based upon the sum of (x) the fair market value of the land comprising such Property and (y) the replacement cost of the improvements located thereon;

(4) have improvements which have a remaining useful life substantially equivalent to, or better than, that of the improvements located at the Replaced Property;

(5) be conveyed to Lessor (or, if directed by Lessor, to Lessor and a person designated to acquire the remainderman interest) by special or limited warranty deed, free and clear of all liens and encumbrances, except such matters as are reasonably acceptable to Lessor (the "Substitute Property Permitted Exceptions"); and

(6) be located in either (a) the same state as the Replaced Property, or
(b) in another state acceptable to Lessor in Lessor's reasonable discretion;

(ii) Lessor shall have inspected and approved the Substitute Property utilizing Lessor's customary site inspection and underwriting approval criteria. Lessee shall have reimbursed Lessor and Lender for all of their reasonable costs and expenses incurred with respect to such proposed substitution, including, without limitation, Lessor's third-party and/or in-house site inspectors' costs and expenses with respect to the proposed Substitute Property. Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed substitution, regardless of whether such substitution is consummated, including, without limitation, the cost of title insurance and endorsements for both Lessor and Lender, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, qualification fees, if any, the cost of environmental due diligence undertaken pursuant to subsection (v) below, including, without limitation, the cost of environmental insurance, income, capital gains and transfer taxes imposed on Lessor as a result of such substitution and the reasonable attorneys' fees and expenses of counsel to Lessee, Lessor and Lender. In addition to the foregoing, Lessee shall pay any and all ongoing fees, taxes, charges, costs and expenses, on an after tax basis, with respect to the Substitute Property, including, without limitation, state and local transfer taxes associated with the sale of such properties by Lessor and/or Remainderman, costs and expenses associated with qualifying Lessor and/or Remainderman in states where Lessor and/or Remainderman would not otherwise have to qualify but for the substitution and keeping such entities qualified and in good standing in such states, any and all franchise taxes of such entities, income, excise, sales and/or use taxes, if any, business and/or business privilege taxes, if any, and any taxes, fees or charges of a similar nature;

(iii) Lessor shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where the proposed Substitute Property is located) for the proposed Substitute Property issued by Title Company and committing to insure Lessor's good and marketable title in the proposed Substitute Property, subject only to the Substitute Property Permitted Exceptions and containing endorsements substantially comparable to those required by Lessor at the Closing (as defined in the Sale-Leaseback Agreement) and Lender shall have received such title report and irrevocable commitment to insure its first priority lien encumbering the proposed Substitute Property as Lender shall reasonably require;

(iv) Lessor shall have received a current ALTA survey of the proposed Substitute Property, the form of which shall be comparable to those received by Lessor at the Closing and sufficient to cause the standard survey exceptions set forth in the title policy referred to in the preceding subsection to be deleted;

(v) Lessor shall have completed such environmental due diligence of the proposed Substitute Property as it deems necessary or advisable in its sole discretion, including, without limitation, receiving an environmental insurance policy with respect to such proposed Substitute Property, or to the extent applicable, an endorsement to the Environmental Policies, in form and substance and issued by such environmental insurance company as is acceptable to Lessor in its sole discretion, and Lessor shall have approved the environmental condition of the proposed Substitute Property in its sole discretion;

(vi) Lessee shall deliver, or cause to be delivered, with respect to Lessee and the Substitute Property, opinions of Counsel (as defined in the Sale-Leaseback Agreement) in form and substance comparable to those received at Closing (but also addressing such matters unique to the Substitute Property as may be reasonably required by Lessor);

(vii) no Event of Default shall have occurred and be continuing under any of the Sale-Leaseback Documents;

(viii) Lessee shall have executed such documents as may be reasonably required by Lessor as a result of such substitution, including amendments to this Lease and the Memorandum (the "Substitute Documents"), all of which documents shall be in form and substance reasonably satisfactory to Lessor;

(ix) the representations and warranties set forth in the Substitute Documents, this Lease and the Sale-Leaseback Agreement applicable to the proposed Substitute Property shall be true and correct in all material respects as of the date of substitution, and Lessee shall have delivered to Lessor an officer's certificate certifying to that effect;

(x) Lessee shall have delivered to Lessor certificates of insurance showing that insurance required by the Substitute Documents is in full force and effect;

(xi) Lessor shall have obtained an endorsement to the policy of residual value insurance issued to Lessor and Lender in connection with the transaction described in the Sale-Leaseback Agreement with respect to the proposed Substitute Property, which endorsement shall be in form and substance reasonably satisfactory to Lessor and Lender;

(xii) Lender shall have consented to the substitution of the proposed Substitute Property; and

(xiii) the date of the closing of the substitution shall occur no later than 20 days after the date of acceptance (or deemed acceptance) by Lessor of the Rejectable Substitution Offer.

C. Upon satisfaction of the foregoing conditions set forth in Section
57.B and provided Lessor has accepted the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer, or while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender:

(i) the proposed Substitute Property shall be deemed substituted for the Replaced Property;

(ii) the Substitute Property shall be referred to herein as a "Property" and included within the definition of "Properties";

(iii) the Substitute Documents shall be dated as of the date of the substitution; and

(iv) Lessor shall convey the Replaced Property to Lessee or a designee of Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Replaced Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed).

D. Notwithstanding the foregoing, nothing in this
Section 57 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

58. Rejectable Purchase Offer. A. If Lessor shall have given Lessee notice of a breach of the Aggregate Fixed Charge Coverage Ratio requirement under this Lease, Lessee shall have the right to deliver a rejectable offer to Lessor (a "Rejectable Purchase Offer") to purchase such of the Properties as is contemplated by Section 23.A(ix)(2) (each of such Properties being referred to herein as a "FCCR Property"), subject to the fulfillment of all of the conditions set forth in this Section 58.

Lessor shall have 90 days from the delivery of the Rejectable Purchase Offer notice (the "Section 58 Ninety Day Period") to deliver to Lessee written notice of Lessor's election to either (i) accept such Rejectable Purchase Offer, (ii) reject such Rejectable Purchase Offer, or (iii) elect a Forced Sale Election. Lessor's failure to deliver such written notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Purchase Offer. If the Mortgage corresponding to any FCCR Property is still outstanding, any rejection by Lessor of a Rejectable Purchase Offer or any Forced Sale Election under this Section 58 shall not be effective unless it is consented to in writing by Lender. If Lessor accepts such Rejectable Purchase Offer or is deemed to have accepted such Rejectable Purchase Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of the Rejectable Purchase Offer or any Forced Sale Election under this Section 58 is not consented to in writing by the Lender, then Lessee shall complete the purchase contemplated by the Rejectable Purchase Offer, subject, however, to the satisfaction of each of the terms and conditions set forth in the following subsection B. During the period commencing when such Rejectable Purchase Offer has been made and ending on the earlier of the date Lessor delivers the written notice contemplated by the first sentence of this paragraph or the expiration of the Section 58 Ninety Day Period, Lessor, but not Lessee, shall be entitled, directly or through one or more agents, to seek bids for the sale of each FCCR Property.

If Lessor elects the Forced Sale Election under this Section 58 and such Forced Sale Election is consented to in writing by the Lender, Lessee, as non-exclusive agent for Lessor, shall undertake on behalf of Lessor to obtain cash bids for the sale of each FCCR Property. Prior to solicitation of any such bids, Lessee and Lessor shall agree on a form of contract of purchase relating to each FCCR Property acceptable to Lessor. Lessee may use a third party as its agent in connection with any such sale. Lessee shall certify to Lessor in writing the amount and terms of each bid received by Lessee and the name and address of the Person submitting a bid (which Person shall not be the Lessee, any Affiliate of the Lessee, or any Person with an agreement to allow Lessee or any Affiliate of Lessee to use any FCCR Property at any time during the three (3) year period following any such sale). Lessor shall be under no duty to solicit bids, to inquire into the efforts of Lessee to obtain bids or otherwise to take any action in connection with any such sale other than to sell its interest in each FCCR Property as provided herein. The sale of each FCCR Property shall close on a Base Monthly Rental payment date which is no later than 270 days from the expiration date of the Section 58 Ninety Day Period (such date of closing being referred to herein as the "Section 58 Closing Date"). On the Section 58 Closing Date (subject to receipt of the net sales price and all additional payments and instruments specified below):

(1) this Lease shall be deemed terminated with respect to each FCCR
Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to each FCCR Property prior to the Section 58 Closing Date shall survive the termination of this Lease;

(2) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect;

(3) Lessee shall deliver possession of each FCCR Property to the highest bidder; and

(4) Lessor shall convey each FCCR Property to such highest bidder "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to each FCCR Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), the total net selling price realized at such sale to be retained by Lessor.

In addition, Lessee shall deliver to Lessor on the Section 58 Closing Date an instrument in which Lessee agrees not to, and not to permit any Affiliate to, directly or indirectly use any FCCR Property during the three (3) year period following the Section 58 Closing Date; and Lessee shall pay to Lessor the sum of:

(A) the excess, if any, of the sum of (x) the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the aggregate Purchase Price for each FCCR Property, plus (y) the Prepayment Charges corresponding to each FCCR Property, less (z) the net sales price of each FCCR Property paid to Lessor pursuant to the preceding sentence;

plus

(B) all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of the Section 58 Closing Date.

Anything in this Section 58.A to the contrary notwithstanding, Lessee shall have the right to revoke any Rejectable Purchase Offer on not more than two (2) occasions during the Lease Term if, with respect to each such occasion, Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and during the period in which Lessee had the right to serve as agent for Lessor to obtain cash bids either (i) there were no cash bids or (ii) all such cash bids were for an amount less than 85% of the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase would have occurred multiplied by the aggregate Purchase Price for each FCCR Property. Lessee shall pay Lessor's reasonable expenses incurred in connection with any revoked Rejectable
Purchase Offer or incurred in connection with the termination of this Lease with respect to each FCCR Property.

If Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and an acceptable bid for each FCCR Property shall not have been obtained or if a sale shall not have occurred on or as of the date which is 270 days from the expiration date of the Section 58 Ninety Day Period, then this Lease shall continue in full force and effect until an acceptable bid is obtained and a sale shall have occurred. If Lessee shall fail to pay all amounts due under and pursuant to this Section 58.A on the Section 58 Closing Date, no sale shall be consummated, this Lease shall continue in full force and effect and it shall be deemed that Lessee has revoked its Rejectable Purchase Offer.

If Lessor rejects any Rejectable Purchase Offer, and such rejection is consented to by Lender, this Lease shall terminate with respect to each FCCR Property on the next scheduled Base Monthly Rental payment date (the "Early Purchase Termination Date") provided Lessee has paid to Lessor all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of such Early Purchase Termination Date. On the Early Purchase Termination Date, and provided Lessee shall have paid to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the Early Purchase Termination Date:

(1) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the aggregate Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect; and

(2) all obligations of Lessor and Lessee shall cease as of the Early Purchase Termination Date with respect to each FCCR Property; provided, however, Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease with respect to such FCCR Property (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such FCCR Property prior to the Early Purchase Termination Date shall survive the termination of this Lease with respect to such FCCR Property or otherwise. This Lease shall, however, continue in full force and effect with respect to all other Properties.

B. The purchase of any FCCR Property by Lessee pursuant to a Rejectable Purchase Offer shall be subject to the fulfillment of all of the following terms and conditions:

(i) no Event of Default shall have occurred and be continuing under any of the Sale-Leaseback Documents;

(ii) the purchase of such FCCR
Property (together with any other Properties which are being purchased simultaneously therewith) must result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement;

(iii) Lessee shall have paid to Lessor the Subject Purchase Price (as defined below), together with all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the date of the closing of such purchase;

(iv) Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed purchase, regardless of whether the purchase is consummated, including, without limitation, to the extent applicable, the cost of title insurance and endorsements, including, survey charges, stamp taxes, mortgage taxes, transfer taxes and fees, escrow and recording fees, taxes imposed on Lessor as a result of such purchase, the attorneys' fees of Lessee and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender; and

(v) the date of the closing of such purchase shall occur on the next scheduled Base Monthly Rental payment date following Lessor's acceptance (or deemed acceptance) of the Rejectable Purchase Offer, but in no event later than 20 days after the date of acceptance (or deemed acceptance) by Lessor of such Rejectable Purchase Offer. On the date of the closing of the purchase of each FCCR Property by Lessee pursuant to a Rejectable Purchase Offer (the "Rejectable Purchase Closing Date"), subject to satisfaction of the foregoing conditions:

(1) this Lease shall be deemed terminated with respect to each FCCR Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such FCCR Property prior to the Rejectable Purchase Closing Date shall survive the termination of this Lease;

(2) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the aggregate Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect; and

(3) Lessor shall convey each FCCR Property to Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to each FCCR Property to be purchased and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed).

For purposes of this Section 58, the term "Subject Purchase Price" shall mean the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the aggregate Purchase Price for each FCCR Property being purchased.

59. Existing Leases. During the Lease Term, Lessor assigns to Lessee all of Lessor's right, title and interest as landlord under the Existing Leases, which Existing Leases shall be subleases of the applicable Properties on the terms and conditions set forth in the Existing Leases. Lessee shall fulfill, perform and observe in all respects, at its own cost and expense, each and every condition and covenant of the lessor in each Existing Lease and give prompt notice to Lessor of any claim or event of default under any Existing Lease given to Lessee by any Existing Lessee or given by Lessee to any Existing Lessee, together with a complete copy or statement of any information submitted or referenced in support of such claim or event of default. Lessor agrees that the Existing Leases are not subject to the consent requirements set forth in Section 26.B, provided that, Lessee shall not be relieved of any of its obligations with respect to this Lease by reason of the Existing Leases.


IN WITNESS WHEREOF, Lessor and Lessee have entered into this Lease as of the date first above written.
LESSOR:
CRYSTAC PROPERTY I LLC,
a Delaware limited liability company

By  Crystac Equity I LLC,
      a Delaware limited liability company,
      its member manager


By:
      Jamie Grossman
      Its Vice President, Assistant Secretary and
       Assistant Treasurer

LESSEE:
THE KRYSTAL COMPANY,
a Tennessee corporation


By:
       Larry D. Bentley
               Its Vice President and Chief Financial Officer

Lessee's Tax Identification Number:

62-0264140


Lessee's Organizational Number:

0017908

POWER OF ATTORNEY

                Lessor may act as attorney-in-fact or otherwise on behalf of Lessee pursuant to Sections 24 and 25.B of this Lease. This power of attorney is coupled with an interest, is durable and is not affected by subsequent disability or incapacity of the principal or lapse of time.

        -------                                    -------
        Witness                                    Lessee

WITNESS

        In accordance with the requirements of Arizona Revised Statutes Section 14-5506 and other applicable law, the undersigned has executed this Lease for the purpose of witnessing the grant of the powers of attorney by Lessee to Lessor.




STATE OF ARIZONA        ]
        ] SS.
COUNTY OF MARICOPA      ]
        The foregoing instrument was acknowledged before me on December 31, 2001 by Jamie Grossman, Vice President, Assistant Secretary and Assistant Treasurer of Crystac Equity I LLC, a Delaware limited liability company, member manager of Crystac Property I LLC, a Delaware limited liability company, on behalf of the limited liability company.



Notary Public
My Commission Expires:






STATE OF ARIZONA        ]
                ] SS.
COUNTY OF MARICOPA      ]


The foregoing instrument was acknowledged before me on December ___, 2001 by Larry D. Bentley, Vice President and Chief Financial Officer of The Krystal Company, a Tennessee corporation, on behalf of the corporation.



Notary Public
My Commission Expires:


EXHIBIT A

PROPERTIES

EXHIBIT A-1

LEGAL DESCRIPTIONS OF PROPERTIES

SCHEDULE I

STIPULATED LOSS VALUE

SCHEDULE II

STATE SPECIFIC PROVISIONS

The following provisions shall be deemed a part of the Lease to the extent any of the Properties are located in the applicable states:
ALABAMA:

The taxes and assessments required to be paid by Lessee pursuant to Section 10 of the Lease shall also include any Alabama Business Privilege Tax owed by Lessor or Remainderman which is attributable to the period of time in which this Lease is in effect. Lessee shall remit to Lessor the amount required to be paid by Lessor or Remainderman with respect to the Alabama Business Privilege Tax annually within ten (10) days after Lessor's request.

FLORIDA:
Radon Gas.   Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the county health public health unit.

SCHEDULE III

LEASED PERSONALTY

1. Lancer frozen carbonated beverage machines leased pursuant to Master Lease Agreement dated June 22, 2001 between Lessee and Transamerica Equipment Financial Services Corporation.

2. Lancer frozen carbonated beverage machines leased pursuant to Equipment Lease Agreement (No. 847101) dated as of September 6, 2000 between Lessee and CLC Equipment LLC.

3. Signage leased pursuant to Master Equipment Lease Numbers 483-01, 483-02 and 483-03 between Lessee and STI Credit Corporation, dated
December 23, 1998, January 26, 1999 and May 12, 1999, respectively.

4. Headsets leased pursuant to Master Equipment Lease Number 483-04 dated July 27, 1999 between Lessee and STI Credit Corporation.

5. Computer hardware leased pursuant to Master Equipment Lease
Number 483-05 dated August 8, 1999 between Lessee and STI Credit Corporation.



SCHEDULE 16.C
ADA SETTLEMENT

Lessee is a party to a settlement agreement relating to a civil action commenced on September 21, 1999 in the United States District Court for the Northern District of Alabama, Northeastern Division by Michael L. Jones, on behalf of himself and all others similarly situated, Plaintiffs, against The Krystal Company, Defendant (Civil Action No. CV-99-S-2537-NE). Under the settlement agreement, Lessee is required to renovate all 190 Krystal-owned restaurants that were built prior to the effective date of the ADA, and which contain restrooms that may not be fully-accessible to wheelchair-bound patrons, over the course of a ten (10) year period (commencing in 2002), to make such public accommodations fully-accessible to wheelchair-bound patrons in compliance with the accessibility guidelines specified by the ADA and the interpretative regulations promulgated under Congressional authorization.


SCHEDULE 27
EFFECTIVE DATE ECONOMIC USEFUL LIVES



     FFCA      Store #  Type  Street                  City      State  Economic
    File #                                                                Life

1. 8001-3595  JAX021     F  337 Park Ave             Orange Park     FL    29
2. 8001-3600  JCM007     F  2328 Lakeland Dr.        Flowood         MS    28
3. 8001-3593  KNX013     F  3910 Western Ave.        Knoxville       TN    27
4. 8001-3575  ATL047     F  6155 Peachtree Pkwy      Norcross        GA    28
5. 8001-3586  CTN002     F  2740 Wilma Rudolph Blvd. Clarksville     TN    28
6. 8001-3585  JCM008     F  2010 E. County Line Road Ridgeland       MS    28
7. 8001-3597  CHN021     F  2511 Decatur Pike        Athens          TN    34
8. 8001-3579  KNX018     F  303  Whitecrest Drive    Maryville       TN    34
9. 8001-3576  MBL001     F  1914 Government St       Mobile          AL    25
10.8001-3578  KNX014     F  7215 Strawberry Plains Pike Knoxville    TN    27
11.8001-3568  ROS002     F  1055 Holcomb Bridge Rd.   Roswell        GA    28
12.8001-3588  PEN004     F  5660 N. Ninth Ave.        Pensacola      FL    34
13.8001-3577  MFS016     F  3675 Lamar Ave.           Memphis        TN    21
14.8001-3571  KIM001     F  106 Highway 72            South Pittsburg TN   28
15.8001-3573  JTN001     F  1978 N. Highland          Jackson        TN    34
16.8001-3570  ORT001     F  1217 Oak Ridge Turnpike   Oak Ridge      TN    22











Exhibit 10.4-

                           SALE-LEASEBACK AGREEMENT


THIS SALE-LEASEBACK AGREEMENT (this "Agreement") is made as of
December 31, 2001, by and between CRYSTAC PROPERTY II LLC, a Delaware limited liability company ("Buyer"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and THE KRYSTAL COMPANY, a Tennessee corporation ("Seller"), whose address is One Union Square, Chattanooga, Tennessee 37402.

                             PRELIMINARY STATEMENT:

Unless otherwise expressly provided herein, all defined terms used in this Agreement shall have the meanings set forth in Section 1. Seller owns or has an option or right to purchase the Properties. Buyer desires to purchase the Properties pursuant to this Agreement and lease the Properties to Seller pursuant to the Lease.

                                  AGREEMENT:

In consideration of the mutual covenants and provisions of this Agreement, the parties agree as follows:

1. Definitions. The following terms shall have the following meanings for all purposes of this Agreement:

"Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Agreement among Buyer, Seller, Lender and Remainderman, as the same may be amended from time to time. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property. Each Acknowledgement will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Affiliate" means any person or entity which directly or indirectly controls, is under common control with, or is controlled by any other person or entity. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person or entity, whether through ownership of voting securities or otherwise.

"Closing" shall have the meaning set forth in Section 5.

"Closing Date" shall have the meaning set forth in Section 5.

"Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

"Commitment" means that certain commitment letter between U.S. Realty Advisors, LLC and Seller, and any amendments or supplements thereto.

"Counsel" means one or more legal counsel to Seller licensed in the states in which (i) the Properties are located, (ii) Seller is incorporated or formed and (iii) Seller maintains its chief executive offices, as selected by Seller and approved by Buyer.

"De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

"Environmental Condition" means any condition with respect to soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air and any environmental medium comprising or surrounding any of the Properties, whether or not yet discovered, which could or does result in any damage, loss, cost, expense, claim, demand, order or liability to or against Seller, Buyer or Lender by any third party (including, without limitation, any Governmental Authority), including, without limitation, any condition resulting from the operation of Seller's business and/or the operation of the business of any other property owner or operator in the vicinity of any of the Properties and/or any activity or operation formerly conducted by any person or entity on or off any of the Properties.

"Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Buyer.

"Environmental Laws" means any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases. "Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like addressing similar issues: the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the
Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties.

"Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Buyer with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Buyer in its sole but reasonable discretion.

"Event of Default" has the meaning set forth in Section 12.

"Existing Leases" means those billboard and other leases affecting certain of the Properties, which are described on the attached Schedule I.

"Existing Lessees" means the lessees under the Existing Leases.

"Fee" means an expense deposit made to cover certain costs and expenses associated with the transactions contemplated hereby and by the Related Sale-Leaseback Agreement equal to $200,000.00 in the aggregate, which amount has been paid prior to the execution of this Agreement.

"Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

"Hazardous Materials" means (i) any toxic substance or hazardous waste, substance, solid waste or related material, or any pollutant or contaminant;
(ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or becomes defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or becomes prohibited, limited or regulated by any Governmental Authority that asserts jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or is likely to pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties.

"Indemnified Parties" has the meaning set forth in Section 14.

"Lease" means the master lease agreement dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties, as the same may be amended from time to time.

"Lender" means GE Capital Franchise Finance Corporation, a Delaware corporation.

"License Agreement" means the license agreement dated as of the date of this Agreement between Buyer and Seller, as the same may be amended from time to time.

"Loan Agreement" means the Loan Agreement dated as of the date of this Agreement in effect between Buyer and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof.

"Material Adverse Effect" means a material adverse effect on (i) the business, condition, worth or operations of Seller, (ii) Seller's ability to perform its obligations under the Lease or any of the other Sale-Leaseback Documents, or
(iii) any of the Properties, including, without limitation, the operation of any of the Properties as a Permitted Facility and/or the value of any of the Properties.

"Memorandum" means the memorandum of master lease dated as of the date of this Agreement to be executed by Buyer, as lessor, and Seller, as lessee, with respect to the Properties, as the same may be amended from time to time.
A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Mortgages" means, collectively, the mortgages, deeds of trust or deeds to secure debt, assignments of rents and leases, security agreements and fixture filings to be executed by Buyer for the benefit of Lender with respect to the Properties, as such instruments may be amended, restated and/or supplemented from time to time and any and all replacements or substitutions thereof.

"Non-Foreign Seller Certificate" means the non-foreign seller certificate to be executed and delivered by Seller to Buyer prior to or on the Closing Date.

"Permitted Exceptions" means those recorded easements, restrictions, liens and encumbrances set forth as exceptions in the title insurance policies issued by Title Company to Buyer and approved by Buyer in connection with this Agreement. "Permitted Facility" means a restaurant operated under the brand name "Krystal"; provided, however, Seller may operate up to twenty percent (20%) of the Properties in the aggregate as another restaurant concept owned and operated by the Seller Entities, provided the Seller Entities either (i) own and operate five (5) or more units as such other restaurant concept (not taking into account any of the Properties or Related Properties) or (ii) own or operate such Properties as other nationally or regionally recognized brands as consented to by Buyer (whose consent shall not be unreasonably withheld).

"Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, walk-in coolers, walk-in freezers, supply fans, exhaust fans, air ducts, hoods, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, merchandise shelving, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties".

"Properties" means, collectively, the parcels of real estate described by address, FFC Number and Unit Number in Exhibit A attached hereto and legally described in Exhibit A-1 attached hereto, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty and inventory).

"Purchase Price" means the amount specified in Section 3.

"Questionnaires" means the environmental questionnaires completed by Seller with respect to each of the Properties and submitted to Environmental Insurer in connection with the issuance of the Environmental Policies.

"Related Buyer" means Crystac Property I LLC, a Delaware limited liability company.

"Related Lease" means the lease between Related Buyer, as lessor, and Seller, as lessee, relating to the Related Properties.

"Related Properties" means any properties which are the subject of a lease between Related Buyer, as lessor, and Seller, as lessee.

"Related Sale-Leaseback Agreement" means the Sale-Leaseback Agreement dated as of the Closing Date between Related Buyer, as buyer, and Seller, as seller.

"Release" means any presence, release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials.

"Remainderman" shall have the meaning set forth in Section 15.

"Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials.

"Sale-Leaseback Documents" means this Agreement, the Lease, the Memorandum, the Acknowledgement, the License Agreement and all other documents executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Seller Entities" means, collectively, Seller and all Affiliates of Seller.

"Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release.

"Title Company" means the title insurance company described in Section 6.

"UCC-1 Financing Statements" means such UCC-1 Financing Statements as Buyer shall require from Seller with respect to the transactions contemplated by this Agreement.

2. Transaction. On the terms and subject to the conditions set forth herein:

(i) Seller shall sell, or cause to be conveyed, and Buyer shall purchase all of the Properties; and

(ii) Buyer shall lease all of the Properties to Seller pursuant to the Lease.

The sale and purchase of all of the Properties pursuant to this Agreement and the lease of all of the Properties to Seller pursuant to the Lease are not severable and shall be considered a single integrated transaction.

3. Purchase Price. The aggregate purchase price for all of the Properties shall be $11,395,906.42 (the "Purchase Price"). The Purchase Price has been allocated among the Properties as set forth on Exhibit A attached hereto. The Purchase Price shall be paid at the Closing in cash or its equivalent subject to any prorations and adjustments required by this Agreement. The Purchase Price shall be remitted at Closing to Seller or at Seller's direction. In addition to payment of the Purchase Price, Buyer shall be responsible to pay at Closing the following fees and costs: (i) any underwriting, site assessment, valuation, processing and commitment fee payable to Lender,
(ii) any costs related to the procurement of residual value insurance policies by Buyer, (iii) attorneys' fees of Kutak Rock LLP, counsel to Lender,
(iv) attorneys' fees of Proskauer Rose LLP, counsel to Buyer, and
(v) Buyer's reasonable out-of-pocket costs.

4. Expense Deposit. At Closing, the Fee shall be applied to the costs to be paid by Seller as contemplated by Section 6 of this Agreement and the Related Sale-Leaseback Agreement and the balance, if any, shall be refunded to Seller. In the event the transaction set forth in this Agreement fails to close, the Fee shall be applied as contemplated by the Commitment.

5. Closing Date.  The purchase and sale of the Properties shall be closed
(the "Closing") within 30 days following the satisfaction of all of the terms and conditions contained herein, but in no event shall the date of the Closing be extended beyond December 31, 2001, unless such extension shall be approved by Buyer in its sole discretion (the date on which the Closing shall occur is referred to herein as the "Closing Date").

6. Closing. Buyer has ordered a title insurance commitment for each of the Properties from Lawyers Title Insurance Corporation ("Title Company"). Prior to the Closing Date, the parties hereto shall deposit with Title Company all documents and moneys necessary to comply with their obligations under this Agreement. Title Company shall not cause the transaction to close unless and until it has received written instructions from Buyer to do so. Except for the fees and costs to be paid by Buyer pursuant to Section 3, all costs of such transaction shall be borne by Seller, including, without limitation, the cost of title insurance and endorsements, the attorneys' fees of Seller, local counsel attorneys' fees of Buyer and Lender, the cost of the environmental due diligence undertaken pursuant to Section 11.E, including, without limitation, the cost of the Environmental Policies, the cost of the surveys, stamp taxes, transfer fees and escrow and recording fees. All real and personal property and other applicable taxes and assessments and other charges relating to any of the Properties which are due and delinquent on or prior to the Closing Date shall be paid by Seller at or prior to the Closing, and all other taxes and assessments shall be paid by Seller in its capacity as lessee under the Lease in accordance with the terms of the Lease. The Closing documents shall be dated as of the Closing Date.

Seller and Buyer hereby employ Title Company to act as escrow agent in connection with this transaction. Seller and Buyer will deliver to Title Company all documents, pay to Title Company all sums and do or cause to be done all other things necessary or required by this Agreement, in the reasonable judgment of Title Company, to enable Title Company to comply herewith and to enable any title insurance policy provided for herein to be issued. Title Company is authorized to pay, from any funds held by it for Buyer's or Seller's respective credit all amounts necessary to procure the delivery of such documents and to pay, on behalf of Buyer and Seller, all charges and obligations payable by them, respectively. Seller will pay all charges payable by it to Title Company. Title Company is authorized, in the event any conflicting demand is made upon it concerning these instructions or the escrow, at its election, to hold any documents and/or funds deposited hereunder until an action shall be brought in a court of competent jurisdiction to determine the rights of Seller and Buyer or to interplead such documents and/or funds in an action brought in any such court. Deposit by Title Company of such documents and funds, after deducting therefrom its charges and its expenses and attorneys' fees incurred in connection with any such court action, shall relieve Title Company of all further liability and responsibility for such documents and funds. Title Company's receipt of this Agreement and opening of an escrow pursuant to this Agreement shall be deemed to constitute conclusive evidence of Title Company's agreement to be bound by the terms and conditions of this Agreement pertaining to Title Company. Disbursement of any funds shall be made by check, certified check or wire transfer, as directed by Buyer. Title Company shall be under no obligation to disburse any funds represented by check or draft, and no check or draft shall be payment to Title Company in compliance with any of the requirements hereof, until it is advised by the bank in which such check or draft is deposited that such check or draft has been honored. Title Company is authorized to act upon any statement furnished by the holder or payee, or a collection agent for the holder or payee, of any lien on or charge or assessment in connection with any of the Properties, concerning the amount of such charge or assessment or the amount secured by such lien without liability or responsibility for the accuracy of such statement. The employment of Title Company as escrow agent shall not affect any rights of subrogation under the terms of any title insurance policy issued pursuant to the provisions thereof.

7. Representations and Warranties of Buyer. The representations and warranties of Buyer contained in this Section are being made by Buyer as of the date of this Agreement and the Closing Date to induce Seller to enter into this Agreement and consummate the transactions contemplated herein, and Seller has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Buyer represents and warrants to Seller as follows:

A. Organization of Buyer. Buyer has been duly formed, is validly existing and has taken all necessary action to authorize the execution, delivery and performance by Buyer of this Agreement.

B. Authority of Buyer. The person who has executed this Agreement on behalf of Buyer is duly authorized so to do.

C. Enforceability. Upon execution by Buyer, this Agreement shall constitute the legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms.

All representations and warranties of Buyer made in this Agreement shall survive the Closing.

8. Representations and Warranties of Seller. The representations and warranties of Seller contained in this Section are being made as of the date of this Agreement and the Closing Date to induce Buyer to enter into this Agreement and consummate the transactions contemplated herein, and Buyer has relied, and will continue to rely, upon such representations and warranties from and after the execution of this Agreement and the Closing. Seller represents and warrants to Buyer as follows:

A. Information and Financial Statements. Seller has delivered to Buyer financial statements (either audited financial statements or, if Seller does not have audited financial statements, certified financial statements) and certain other information concerning itself; and no material adverse change has occurred with respect to any such financial statements and other information provided to Buyer since the date such financial statements and other information were prepared or delivered to Buyer. Seller understands that Buyer is relying upon such financial statements and information and Seller represents that such reliance is reasonable. All such financial statements were prepared in accordance with generally accepted accounting principles consistently applied (other than the income statements for the business at each of the Properties) and fairly present, as of the date of this Agreement and the Closing Date, the results of operations and financial condition of each individual or entity to which they pertain.

B. Organization and Authority. (i) Seller is a duly organized or formed corporation, validly existing and in good standing under the laws of its state of incorporation, and qualified to do business in any jurisdiction where such qualification is required. All necessary corporate action has been taken to authorize the execution, delivery and performance of this Agreement and of the other documents, instruments and agreements provided for herein.

(ii) The person who has executed this Agreement on behalf of Seller is duly authorized so to do.

C. Enforceability of Documents. Upon execution by Seller, this Agreement and the other documents, instruments and agreements to be executed in connection with this Agreement, shall constitute the legal, valid and binding obligations of Seller, enforceable against Seller in accordance with their respective terms.

D. Litigation. There are no suits, actions or proceedings pending, or, to Seller's actual knowledge, threatened in writing against or involving Seller or any of the Properties before any arbitrator or Governmental Authority, except for such suits, actions or proceedings which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect.

E. Absence of Breaches or Defaults. Seller is not in default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, except for such defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not result in any breach or default under any other document, instrument or agreement to which Seller is a party or by which Seller, any of the Properties or any of Seller's property is subject or bound, except for such breaches or defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Agreement and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order.

F. Utilities. At the Closing Date, each of the Properties will be served by ample public utilities to permit full utilization of each of the Properties for their intended purposes and all utility connection fees and use charges will have been paid in full.

G. Intended Use and Zoning; Compliance With Laws. Seller intends to use each of the Properties solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and related ingress, egress and parking, and for no other purposes.
To Seller's actual knowledge and except as may be shown on the surveys and title commitments for the Properties delivered by or on behalf of Seller to Buyer, each of the Properties is in compliance in all material respects with all applicable zoning requirements and the use of each of the Properties as a Permitted Facility does not constitute a nonconforming use under applicable zoning requirements. To Seller's actual knowledge, each of the Properties complies in all material respects with all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of any governmental agencies, departments, commissions, bureaus, boards or instrumentalities of the United States, the states in which the Properties are located and all political subdivisions thereof, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements, all applicable standards of the National Board of Fire Underwriters and the Americans With Disabilities Act of 1990, and all policies or rules of common law, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Seller. Notwithstanding the foregoing, Seller has advised Buyer of the settlement agreement relating to the civil action brought under the Americans With Disabilities Act of 1990, which civil action and settlement agreement are described more particularly on
Schedule 16.C to the Lease.

H. Area Development; Wetlands. No condemnation or eminent domain proceedings affecting any of the Properties have been commenced or, to Seller's actual knowledge, are contemplated. To Seller's actual knowledge, the area where any of the Properties is located has not been declared blighted by any Governmental Authority. Each of the Properties and, to Seller's actual knowledge, the real property bordering any of the Properties is not designated by any Governmental Authority as wetlands.

I. Licenses and Permits; Access. Prior to the Closing Date, Seller shall have all required licenses and permits, both governmental and private, to use and operate each of the Properties as a Permitted Facility. There are adequate rights of access to public roads and ways available to each of the Properties to permit full utilization of each of the Properties for its intended purpose and all such public roads and ways have been completed and dedicated to public use.

J. Condition of Properties. As of the Closing Date, each of the Properties will be of good workmanship and materials, fully equipped and operational, in good condition and repair given their age and use and ordinary wear and tear excepted, free from structural defects, clean, orderly and sanitary, safe, well lit, landscaped, decorated, attractive and well maintained.

K. Environmental. Seller is fully familiar with the present use of each of the Properties. To Seller's actual knowledge and except as disclosed in the Questionnaires, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred or disposed of at or on any of the Properties, except in De Minimis Amounts or in compliance with all applicable Environmental Laws, and no Release or Threatened Release has occurred at or on any of the Properties, except in De Minimis Amounts or in compliance with all applicable Environmental Laws. To Seller's actual knowledge and except as disclosed in the Questionnaires, the activities, operations and business undertaken on, at or about each of the Properties, including, but not limited to, any past or ongoing alterations or improvements at each of the Properties, are and have been at all times, in compliance with all Environmental Laws. To Seller's actual knowledge and except as disclosed in the Questionnaires, no further action is required to remedy any Environmental Condition or violation of, or to be in compliance in all material respects with, any Environmental Laws, and no lien has been imposed on any of the Properties by any Governmental Authority in connection with any Environmental Condition, the violation or threatened violation of any Environmental Laws or the presence of any Hazardous Materials on or off any of the Properties.

To Seller's actual knowledge and except as disclosed in the Questionnaires, there is no pending or threatened (in writing) litigation or proceeding before any Governmental Authority in which any person or entity alleges the violation or threatened violation of any Environmental Laws or the presence, Release, Threatened Release or placement on or at any of the Properties of any Hazardous Materials, or of any facts which would give rise to any such action, nor has Seller (a) received any notice (and Seller has no actual knowledge) that any Governmental Authority or any employee or agent thereof has determined, threatens to determine or requires an investigation to determine that there has been a violation of any Environmental Laws at, on or in connection with any of the Properties or that there exists a presence, Release, Threatened Release or placement of any Hazardous Materials on or at any of the Properties in violation of any applicable Environmental Laws, or the use, handling, manufacturing, generation, production, storage, treatment, processing, transportation or disposal of any Hazardous Materials at or on any of the Properties in violation of any applicable Environmental Laws;
(b) received any notice under the citizen suit provision of any Environmental Law in connection with any of the Properties or any facilities, operations or activities conducted thereon, or any business conducted in connection therewith; or (c) received any request for inspection, request for information, notice, demand, administrative inquiry or any formal or informal complaint or claim with respect to or in connection with the violation or threatened violation of any Environmental Laws or existence of Hazardous

Materials relating to any of the Properties or any facilities, operations or activities conducted thereon or any business conducted in connection therewith.

The information and disclosures in the Questionnaires are true, correct and complete in all material respects, Buyer and Environmental Insurer may rely on such information and disclosures, and the person or persons executing the Questionnaires were duly authorized to do so.

L. Title to Properties. Title to each of the Properties is vested in Seller. Upon Closing, title to each of the Properties shall be vested in Buyer and Remainderman, free and clear of all liens, encumbrances, charges and security interests of any nature whatsoever, except the Permitted Exceptions.

M. No Other Agreements and Options. Neither Seller nor, to Seller's actual knowledge, any of the Properties is subject to any commitment, obligation, or agreement, including, without limitation, any right of first refusal, option to purchase or lease granted to a third party, which would prevent Seller from completing or impair Seller's ability to complete the sale of any of the Properties under this Agreement or which would bind Buyer subsequent to consummation of the transaction contemplated by this Agreement.

N. No Mechanics' Liens. There are no outstanding accounts payable, mechanics' liens, or rights to claim a mechanics' lien in favor of any materialman, laborer, or any other person or entity in connection with labor or materials furnished to or performed on any portion of any of the Properties that will not have been fully paid for on or before the date such payment becomes delinquent; no work has been performed or is in progress nor have materials been supplied to any of the Properties or agreements entered into for work to be performed or materials to be supplied to any of the Properties prior to the date hereof, which will not have been fully paid for on or before the date such payment becomes delinquent; Seller shall be responsible for any and all claims for mechanics' liens and accounts payable that have arisen or may subsequently arise due to agreements entered into for and/or any work performed on, or materials supplied to any of the Properties prior to the Closing Date; and Seller shall and does hereby agree to defend, indemnify and forever hold Buyer and Buyer's designees harmless for, from and against any and all such mechanics' lien claims, accounts payable or other commitments delating to any of the Properties.

O. No Reliance. Seller acknowledges that Buyer did not prepare or assist in the preparation of any of the projected financial information used by Seller in analyzing the economic viability and feasibility of the transaction contemplated by this Agreement, and that Seller has not relied on any report or statement by Buyer in entering into this Agreement. Furthermore, Seller acknowledges that it has not relied upon, nor may it hereafter rely upon, the analysis undertaken by Buyer in determining the Purchase Price, and such analysis will not be made available to Seller.

P. Existing Leases. Seller has delivered to Buyer true, correct and complete copies of the Existing Leases. There are no leases, subleases or occupancy agreements affecting any of the Properties other than the Existing Leases.
The Existing Leases have not been modified, amended, supplemented or otherwise revised and are the only leases or agreements with the Existing Lessees with respect to the Properties. None of the Existing Leases, and no interest therein, has been assigned, transferred, mortgaged, hypothecated or otherwise encumbered by Seller. No notice of default has been given by or to any of the Existing Lessees which has not been cured. To Seller's actual knowledge, no event has occurred and no condition exists which, with the giving of notice or the lapse of time or both, would constitute a default by Seller or the Existing Lessees under any of the Existing Leases.

All representations and warranties of Seller made in this Section 8 shall survive the Closing. Seller acknowledges and agrees that Environmental
Insurer may rely on the environmental representations and warranties set forth in the preceding subsection K, that Environmental Insurer is an intended third-party beneficiary of such representations and warranties and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations and warranties, including, to the extent applicable, the right of subrogation.

9. Covenant and Agreements of Seller.   Seller shall, at all reasonable times,
upon reasonable advance notice from Buyer (i) provide Buyer and Buyer's officers, employees, agents, advisors, attorneys, accountants, architects, and engineers with access to each of the Properties, all drawings, plans, and specifications for each of the Properties in possession of Seller, all engineering reports relating to each of the Properties in the possession of Seller, the files and correspondence relating to each of the Properties, and the financial books and records, including lists of delinquencies, relating to the ownership, operation, and maintenance of each of the Properties, and (ii) allow such persons to make such inspections, tests, copies, and verifications as Buyer considers necessary. All such persons shall use reasonable efforts not to unduly interfere with the conduct of Seller's business.

10. Transaction Characterization.   A.  It is the intent of the parties that
the conveyance of each of the Properties to Buyer be an absolute conveyance in effect as well as form, and the instruments of conveyance to be delivered at Closing are not intended to serve or operate as a mortgage, equitable mortgage, deed of trust, security agreement, trust conveyance or financing or trust arrangement of any kind, nor as a preference or fraudulent conveyance against any creditors of Seller. After the execution and delivery of the deeds described in Section 11.A, Seller will have no legal or equitable interest or any other claim or interest in any of the Properties other than as set forth in the Lease. Furthermore, the parties intend:

(i) for the Lease to be a true lease and not a transaction creating a financing lease, capital lease, equitable mortgage, mortgage, deed of trust, security interest or other financing arrangement, and the economic realities of the Lease are those of a true lease; and

(ii) for the Lease to constitute a single master lease of all, but not less than all, of the Properties, and to be a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties and that neither the Lease nor the duties, obligations or rights of Seller may be allocated or otherwise divided by Seller among the Properties.

Notwithstanding the existence of the Lease, neither party shall contest the validity, enforceability or characterization of the sale and purchase of any of the Properties by Buyer pursuant to this Agreement as an absolute conveyance, and both parties shall support the intent expressed herein that the purchase of all of the Properties by Buyer pursuant to this Agreement provides for an absolute conveyance and does not create a joint venture, partnership, equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

Seller and Buyer each stipulate that the Purchase Price is the fair market value of the Properties and was agreed to by Seller and Buyer solely on that basis.

B. This Agreement is a contract to extend a financial accommodation (as such term is used in the Code) for the benefit of Seller and may not be assumed over the objection of Buyer in the event Seller becomes a debtor or debtor in possession in any bankruptcy proceeding. The financial accommodation made through this Agreement is Buyer's acquisition of all of the Properties for the purpose of leasing all of the Properties to Seller pursuant to a true lease.

11. Conditions of Closing. The obligation of Buyer to consummate the purchase of the Properties pursuant to this Agreement is subject to the fulfillment or waiver of each of the following conditions:

A. Title. Seller shall convey each of the Properties to Buyer and Remainderman by general warranty deeds (collectively, the "Deeds"), free of all liens, encumbrances, restrictions, encroachments and easements, except the Permitted Exceptions.

B. Condition of Properties. Buyer shall have inspected and approved, in its sole discretion, each of the Properties.

C. Evidence of Title. Buyer shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where any of the Properties is located) issued by Title Company showing good and marketable fee title in Seller, committing to insure Buyer's fee simple ownership in each of the Properties subject only to Permitted Exceptions and containing such endorsements as Buyer may reasonably require.

D. Survey; Flood Hazard. Buyer shall have received a current ALTA survey of each of the Properties, the form and substance of which shall be satisfactory to Buyer in its sole discretion. Seller shall have provided Buyer with evidence satisfactory to Buyer that the location of each of the Properties is not within the 100-year flood plain or identified as a Special Flood Hazard Area by the Federal Emergency Management Agency, or if any of the Properties is in such a Special Flood Hazard Area, Seller shall provide Buyer with evidence of flood insurance maintained on such Properties in amounts and on terms and conditions satisfactory to Buyer.

E. Environmental. Buyer shall have completed such environmental due diligence of each of the Properties as it deems necessary or advisable in its sole discretion, including, without limitation, receiving an Environmental Policy with respect to each of the Properties, and Buyer shall have approved the environmental condition of each of the Properties in its sole discretion.

F. Zoning. If requested by Buyer, Seller shall have provided Buyer with evidence satisfactory to Buyer to confirm that each of the Properties is properly zoned for its use as a Permitted Facility and that such use constitutes a legal, conforming use under applicable zoning requirements.

G. Utilities. Buyer shall have received evidence satisfactory to Buyer in its sole discretion that all utilities and roads necessary for the operation of each of the Properties as a Permitted Facility are available and that all necessary consents to the use of such utilities and roads have been obtained.

H. Compliance With Representations, Warranties and Covenants. (i) All obligations of Seller under this Agreement shall have been complied with in all material respects, and no event shall have occurred or condition shall exist which would, upon the Closing Date, or, upon the giving of notice and/or passage of time, constitute a breach or default by Seller hereunder or under the Lease or any other agreement between or among Buyer or Seller pertaining to the subject matter hereof, and no event shall have occurred or condition shall exist or information shall have been disclosed by Seller or discovered by Buyer which has had or would have a material adverse effect on any of the Properties, Seller or Buyer's willingness to consummate the transaction contemplated by this Agreement, as determined by Buyer in its sole and absolute discretion.

(ii) Buyer shall have received such evidence satisfactory to Buyer in its reasonable discretion that the representations and warranties of Seller under this Agreement are true, correct and complete as of the Closing Date.

I. Proof of Insurance. Seller shall have delivered to Buyer copies of i nsurance policies, showing that all insurance required by the Lease and providing coverage and limits satisfactory to Buyer is in full force and effect.

J. Opinions of Counsel to Seller. Seller shall have caused Counsel to prepare and deliver opinions in form and substance reasonably satisfactory to Buyer and its counsel.

K. Closing of Loan Agreement and Related Sale-Leaseback Agreement. All of the transactions described in the Loan Agreement and the Related
Sale-Leaseback Agreement shall have closed prior to, or simultaneously with, the Closing of the transaction described in this Agreement.

L. License Agreement. Buyer and Seller shall have executed and delivered the License Agreement.

M. Existing Leases. Buyer and Lender shall have approved each Existing Lease in its sole discretion.

N. Closing Documents. On or prior to the Closing Date, Buyer and/or Seller, as may be appropriate, shall execute and deliver or cause to be executed and delivered to Title Company or Buyer, as may be appropriate, all documents required to be delivered by this Agreement, and such other documents, payments, instruments and certificates, as Buyer may require in form acceptable to Buyer, including, without limitation, the following:

    (i)      Deeds;
    (ii)     Lease;
    (iii)    Memorandum;
    (iv)     Acknowledgement;
    (v)      License Agreement;
    (vi)     Proof of Insurance;
    (vii)    Opinions of Counsel to Seller;
    (viii)   Non-Foreign Seller Certificate;
    (ix)     UCC-1 Financing Statements; and
    (x)      Closing settlement statement prepared by Title Company.
    (xi) Upon fulfillment or waiver of all of the above conditions, Buyer shall deposit funds necessary to close this transaction with the Title Company and this transaction shall close in accordance with the terms and conditions of this Agreement.

12. Default and Remedies. A. Each of the following shall be deemed an event of default by Seller (each, an "Event of Default"):

(i) If any representation or warranty of Seller set forth in any of the Sale-Leaseback Documents is false in any material respect or if Seller renders any statement or account which is false in any material respect;

(ii) If Seller fails to keep or perform in any material respect any of the terms or provisions of this Agreement;

(iii) If Seller is or becomes insolvent within the meaning of the Code, files or notifies Buyer that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

(iv) If there is an "Event of Default" under the Lease; or

(v) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document.

B. In the event of any Event of Default, Buyer shall be entitled to exercise, at its option, concurrently, successively or in any combination, all remedies available under the Lease or at law or in equity, including without limitation any one or more of the following:

(i) To terminate this Agreement by giving written notice to Seller in which case neither party shall have any further obligation or liability, except such liabilities as Seller may have for such breach or default;

(ii) To proceed with the Closing and direct Title Company to apply such portion of the Purchase Price as Buyer may deem reasonably necessary to cure any such breach or default;

(iii) To bring an action for damages against Seller, which, in the event Buyer proceeds to close, may include an amount equal to the difference between the value of the Properties as conveyed to Buyer and the value such Properties would have had if all representations and warranties of Seller were true and Seller had complied with all of its obligations;

(iv) To bring an action to require Seller specifically to perform its obligations hereunder; and/or

(v) To recover from Seller all costs and expenses, including attorneys' fees, paid or incurred by Buyer in connection with the transaction contemplated by this Agreement and all costs and expenses incurred or paid by Buyer as a result of such breach or default.

13 Assignments. A. Buyer may assign in whole or in part its rights under this Agreement. In the event of any unconditional assignment of Buyer's entire right and interest hereunder and provided Buyer's assignee shall have assumed in writing all of the duties and obligations of Buyer hereunder, Buyer shall automatically be relieved, from and after the date of such assignment, of liability for the performance of any obligation of Buyer contained herein.

B. Seller shall not, without the prior written consent of Buyer, which consent may be withheld in Buyer's sole discretion, sell, assign, transfer, mortgage, convey, encumber or grant any easements or other rights or interests of any kind in any of the Properties, any of Seller's rights under this Agreement or any interest in Seller, whether voluntarily, involuntarily or by operation of law or otherwise, including, without limitation, by merger, consolidation, dissolution or otherwise, except as expressly permitted by the Lease.

14. Indemnity. Seller agrees to indemnify, protect, hold harmless and defend Buyer, Lender and their respective directors, officers, shareholders, members, employees, successors, assigns, agents, lenders, contractors, subcontractors, experts, licensees, affiliates, lessees, mortgagees, trustees and invitees, as applicable (collectively, the "Indemnified Parties"), for, from and against any and all losses, costs, claims, liabilities, damages and expenses (collectively, "Losses") (including, without limitation, Buyer's reasonable attorneys' fees and consequential damages but excluding Losses suffered by an Indemnified Party arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Buyer's interest in any of the Properties or Seller's failure to act in respect of matters which are the obligation of Seller under the Lease) arising as the result of an Environmental Condition and/or a breach of any of the representations, warranties, covenants, agreements or obligations of Seller set forth in this Agreement. Without limiting the generality of the foregoing, such indemnity shall include, without limitation, any damages incurred with respect to any engineering, governmental inspection and reasonable attorneys' fees and expenses that the Indemnified Parties may incur by reason of any Environmental Condition and/or any representation or warranty set forth in Section 8.K being false, or by reason of any investigation or claim of any Governmental Authority in connection therewith. The provisions of this Section 14 shall survive the Closing.

15. Remainderman. Notwithstanding anything to the contrary contained herein, Seller acknowledges that Buyer may only obtain title to an estate for years in each of the Properties, and that Buyer may arrange for a remainderman ("Remainderman") to obtain title to the remainder of the estate of the Properties (the "Remainder Interest"). Seller agrees to cooperate in such event, which cooperation shall include, without limitation (1) the granting of deeds for the estate for years in each of the Properties to Buyer and separate deeds for the Remainder Interest to the Remainderman (or its designee), (2) the execution of a tripartite agreement among Seller, Buyer and the Remainderman relating to, inter alia, the extension terms under the Lease, (3) delivering appropriate title insurance policies to the Remainderman, and (4) delivery of such other documents as may be reasonably required.
Seller acknowledges that Remainderman is an approved assignee of this Agreement to the extent of the Remainder Interest.

16. Miscellaneous Provisions.

A. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Agreement shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered, (b) transmission, if delivered by facsimile, (c) the next business day, if delivered by express overnight delivery service, or (d) the third business day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

If to Seller: The Krystal Company
              One Union Square
              Chattanooga, TN 37402
              Attention: Mr. Larry D. Bentley
              Telephone:  (423) 757-1500
              Telecopy:   (423) 757- 5773

With a copy to: Miller & Martin LLP
                1000 Volunteer Building
                832 Georgia Avenue
                Chattanooga, TN 37402
                Attention:  Hugh F. Sharber, Esq.
                Telephone:  (423) 785-8212
                Telecopy:   (423) 785- 8480

If to Buyer:    Crystac Property II LLC
                c/o U.S. Realty Advisors, LLC
                1370 Avenue of the Americas
                New York, NY 10019
                Attention:  Mr. David M. Ledy
                Telephone: (212) 581-4540
                Telecopy:  (212) 581-4950

With a copy to:   Proskauer Rose LLP
                  1585 Broadway
                  New York, NY 10036
                  Attention:  Kenneth S. Hilton, Esq.
                  Telephone: (212) 969-3000
                  Telecopy:  (212) 969-2900

B. Risk of Loss. As between Buyer and Seller, Seller shall be responsible for the risk of loss, damage or destruction of any of the Properties or any part thereof prior to the Closing Date.

C. Condemnation. In the event of a taking of all or any part of any of the Properties prior to the Closing, Buyer at its sole option shall have the right to either (i) receive the proceeds of any condemnation award and, proceed to close this transaction or (ii) terminate this Agreement with respect to any Property which is subject to such taking. Buyer and Seller agree to execute such amendments to this Agreement as may be reasonably required by Buyer to evidence any such termination.

D. Real Estate Commission. Buyer and Seller represent and warrant to each other that they have dealt with no real estate broker, agent, finder or other intermediary in connection with the transactions contemplated by this Agreement. Buyer and Seller shall indemnify and hold each other harmless for, from and against any costs, claims or expenses, including attorneys' fees, arising out of the breach of their respective representations and warranties contained within this Section. Seller has been advised by Banc of America Securities LLC, whose fees shall be paid by Seller.

E. Waiver and Amendment. No provisions of this Agreement shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion.

F. Captions. Captions are used throughout this Agreement for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

G. Buyer's Liability. Notwithstanding anything to the contrary provided in this Agreement, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Agreement by Buyer, that
(i) there shall be absolutely no personal liability on the part of Buyer, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors and assigns, to Seller with respect to any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, provided that Seller shall have recourse to the Properties and Buyer to the extent expressly provided below, (ii) Seller waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer and its successors or assigns in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, and (iii) Seller shall look solely to the Properties for the satisfaction of each and every remedy of Seller in the event of any breach by Buyer of any of the terms, covenants and conditions of this Agreement or the other Sale-Leaseback Documents, as applicable, to be performed by Buyer, or any other matter in connection with this Agreement, the other Sale-Leaseback Documents or any of the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to affirmative acts of Buyer which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Seller and its shareholders, officers, directors, employees and agents shall not be imputed to Buyer), Seller shall have the right to look to other assets of Buyer, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of Buyer.

H. Severability. The provisions of this Agreement shall be deemed severable. If any part of this Agreement shall be held unenforceable, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

I. Construction Generally. This is an agreement between parties who are experienced in sophisticated and complex matters similar to the transaction contemplated by this Agreement and is entered into by both parties in reliance upon the economic and legal bargains contained herein and shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Seller and Buyer were each represented by legal counsel competent in advising them of their obligations and liabilities hereunder.

J. Other Documents. Each of the parties agrees to sign such other and further documents as may be necessary or reasonably requested by the other party in order to carry out the intentions expressed in this Agreement.

K. Attorneys' Fees. Notwithstanding anything in this Agreement to the contrary, in the event of any judicial or other adversarial proceeding between the parties concerning this Agreement, the prevailing party shall be entitled to recover all of its attorneys' fees and other costs in addition to any other relief to which it may be entitled. References in this Agreement to Buyer's attorneys' fees and/or costs shall mean the fees and costs of independent counsel retained by Buyer with respect to this transaction.

L. Entire Agreement. This Agreement, together with any other certificates, instruments or agreements to be delivered hereunder, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements, written or oral, between Seller and Buyer with respect to the subject matter of this Agreement. Notwithstanding anything in this Agreement to the contrary, upon the execution and delivery of this Agreement by Seller and Buyer, the Commitment shall be deemed null and void and of no further force and effect and the terms and conditions of this Agreement shall control notwithstanding that such terms and conditions are inconsistent with or vary from those set forth in the Commitment.

M. Recording. At the election of Buyer, this Agreement may be recorded in the appropriate governmental office so as to impart constructive notice of the terms and provisions hereof.

N. Forum Selection; Jurisdiction; Venue; Choice of Law. Seller acknowledges that this Agreement was partially negotiated in the State of Arizona, the Agreement was delivered by Seller and Buyer in the State of Arizona, all payments under the Lease will be delivered in the State of Arizona (unless otherwise directed by Buyer or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Agreement, the parties hereto hereby expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona and Seller consents that it may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Seller waives and agrees not to assert in any such action, suit or proceeding that it is not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. It is the intent of the parties hereto that all provisions of this Agreement shall be governed by and construed under the laws of the State of Arizona. To the extent that a court of competent jurisdiction finds Arizona law inapplicable with respect to any provisions hereof, then, as to those provisions only, the law of the states in which the Properties are located, as applicable, shall be deemed to apply. Nothing in this Section shall limit or restrict the right of Buyer to commence any proceeding in the federal or state courts located in the states in which the Properties are located, as applicable, to the extent Buyer deems such proceeding necessary or advisable to exercise remedies available under this Agreement.

O. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original.

P. Binding Effect. This Agreement shall be binding upon and inure to the benefit of Seller and Buyer and their respective successors and permitted assigns, including, without limitation, any United States trustee, any debtor-in-possession or any trustee appointed from a private panel.

Q. Survival. Except for the conditions of Closing set forth in Section 11, which shall be satisfied or waived as of the Closing Date, all representations, warranties, agreements, obligations and indemnities of Seller and Buyer set forth in this Agreement (including, without limitation, the provisions of Sections 7, 8 and 14) shall survive the Closing.

R. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. BUYER AND SELLER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, SELLER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM BUYER AND ANY OF BUYER'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY SELLER AGAINST BUYER OR ANY OF BUYER'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORSWITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THE WAIVER
BY SELLER OF ANY RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL
AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

S. Reliance By Lender. Seller acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Agreement, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.


IN WITNESS WHEREOF, Seller and Buyer have entered into this Agreement as of the date first above written.

BUYER:
CRYSTAC PROPERTY II LLC,
a Delaware limited liability company

By  Crystac Equity II LLC,
      a Delaware limited liability company,
      its member manager


By:
      Jamie Grossman
      Its Vice President, Assistant Secretary and
       Assistant Treasurer

SELLER:
THE KRYSTAL COMPANY,
a Tennessee corporation


By:
       Larry D. Bentley
         Its Vice President and Chief Financial Officer




STATE OF ARIZONA]
] SS.
COUNTY OF MARICOPA]


The foregoing instrument was acknowledged before me on December ____, 2001 by Jamie Grossman, Vice President, Assistant Secretary and Assistant Treasurer of Crystac Equity II LLC, a Delaware limited liability company, member manager of Crystac Property II LLC, a Delaware limited liability company, on behalf of the limited liability company.



Notary Public
My Commission Expires:






STATE OF ARIZONA        ]
] SS.
COUNTY OF MARICOPA      ]


The foregoing instrument was acknowledged before me on December 31, 2001 by Larry D. Bentley, Vice President and Chief Financial Officer of The Krystal Company, a Tennessee corporation, on behalf of the corporation.




Notary Public
My Commission Expires:



EXHIBIT A
PROPERTIES


EXHIBIT A-1

LEGAL DESCRIPTIONS OF PROPERTIES

SCHEDULE I

EXISTING LEASES

1. FFC No. 8001-3596, Store No. SAV005, 10003 Abercorn Road, Savannah, GA

Sign Lease dated as of October 12, 1983 between Lessee, as landlord, and Foster and Kleiser, Inc., as tenant, as amended by letter agreement dated
October 28, 1998 between Lessee and Lamar Advertising.

2. FFC No. 8001-3604, Store No. ATL022, 4933 Jonesboro Road, Forest Park, GA

Sign Lease dated as of June 1, 1998 between Lessee, as landlord, and Eller Media Company, as tenant.


Exhibit 10.5-


                              MASTER LEASE

THIS MASTER LEASE (this "Lease") is made as of December 31, 2001 (the "Effective Date"), by and between CRYSTAC PROPERTY II LLC, a Delaware limited liability company ("Lessor"), whose address is c/o U.S. Realty Advisors, LLC, 1370 Avenue of the Americas, New York, New York 10019, and THE KRYSTAL COMPANY, a Tennessee corporation ("Lessee"), whose address is One Union Square, Chattanooga, Tennessee 37402.

                         W I T N E S S E T H :

THAT, in consideration of the mutual covenants and agreements herein contained, Lessor and Lessee hereby covenant and agree as follows:

1. Certain Defined Terms. The following terms shall have the following meanings for all purposes of this Lease:

"Acknowledgement" means the Acknowledgement of Master Lease Assignment and Subordination, Nondisturbance and Attornment Agreement dated as of the date of this Lease among Lessor, Lessee, Lender and Remainderman, as the same may be amended from time to time. A duplicate original Acknowledgement will be executed and recorded in the applicable real property records for each Property.

"Action" has the meaning set forth in Section 23.A(iv).

"ADA" has the meaning set forth in Section 16.C.

"Additional Rental" has the meaning set forth in Section 5.C.

"Adjustment Date" means the first day of the month following the month in which the first anniversary of the Effective Date occurs, and every first anniversary thereafter during the Lease Term (including the extension periods if Lessee exercises its option pursuant to Section 27).

"Affiliate" means any Person which directly or indirectly controls, is under common control with, or is controlled by any other Person. For purposes of this definition, "controls", "under common control with" and "controlled by" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or otherwise.

"Aggregate Assumed Base Annual Rental" means the aggregate amount of Base Annual Rental required to be paid by Lessee during the Assumed Base Annual Rental Period.

"Aggregate Fixed Charge Coverage Ratio" shall have the meaning set forth in
Section 8.A.

"Aggregate Rent Refund" means the positive difference, if any, between the Aggregate Assumed Base Annual Rental and the CPI-Adjusted Rent.

"Applicable Regulations" means all applicable statutes, regulations, rules, ordinances, codes, licenses, permits, orders and approvals of each Governmental Authority having jurisdiction over Lessee and/or any of the Properties, including, without limitation, all health, building, fire, safety and other codes, ordinances and requirements and all applicable standards of the National Board of Fire Underwriters and the ADA, in each case, as amended, and any judicial or administrative interpretation thereof, including any judicial order, consent, decree or judgment applicable to Lessee.

"Applicable Rent Reduction Percentage" means, with respect to any Property, a fraction, the numerator of which shall be the Purchase Price for such Property, and the denominator of which shall be the sum of the Purchase Price for all of the Properties then subject to this Lease, including such Property.

"Assumed Base Annual Rental Period" means the period commencing on January 1, 2002 and ending on December 31, 2021.

"Base Annual Rental" means $1,233,345.12, subject to the increases provided in Section 5.B.

"Base Monthly Rental" means an amount equal to 1/12 of the applicable Base Annual Rental.

"Business Day" means a day on which banks located in Phoenix, Arizona are not required or authorized to remain closed.

"Casualty" has the meaning set forth in Section 21.A.

"Code" means the United States Bankruptcy Code, 11 U.S.C. Sec. 101 et seq., as amended.

"CPI" means the Consumer Price Index which is designated for the applicable month of determination as the United States City Average for All Urban Consumers, All Items, Not Seasonally Adjusted, with a base period equaling 100 in 1982-1984, as published by the United States Department of Labor's Bureau of Labor Statistics or any successor agency.

"CPI-Adjusted Rent" means the aggregate amount of Base Annual Rental that would have been paid during the entire Assumed Base Annual Rental Period had the Base Annual Rental on each CPI Adjustment Date been increased over the Base Annual Rental immediately preceding such CPI Adjustment Date by two times the applicable CPI Increase.

"CPI Adjustment Date" means the first day of the month following the month in which the first anniversary of the Effective Date occurs, and every first anniversary thereafter during the Lease Term.

"CPI Increase" means the quotient (expressed as a percentage) of (a) the positive difference, if any, between (i) the CPI for the month which is one month prior to the month of the applicable CPI Adjustment Date and (ii) the CPI for the month which is thirteen months prior to the month of such CPI Adjustment Date (the "Base CPI"), and (b) the Base CPI. In the event the statistics are not available or in the event that publication of the CPI is modified or discontinued in its entirety, the CPI Increase shall be determined on the basis of an index chosen by Lessor as a reasonably comparable and recognized index of the purchasing power of the United States consumer dollar published by the United States Department of Labor or other similar governmental agency. In the event that the CPI contemplated herein is not reported for the months required for the calculation set forth above, the parties agree to utilize the CPI reported for the month(s) nearest preceding the month(s) required for such calculation.

"De Minimis Amounts" shall mean, with respect to any given level of Hazardous Materials, that level or quantity of Hazardous Materials in any form or combination of forms, the use, storage or release of which does not constitute a violation of, or require regulation or remediation under, any Environmental Laws and is customarily employed in the ordinary course of, or associated with, similar businesses located in the states in which the Properties are located.

"Default Rate" means 18% per annum or the highest rate permitted by law, whichever is less.

"Disclosures" has the meaning set forth in Section 8.C.

"Early Termination Date" has the meaning set forth in Section 21.B.

"Effective Date" has the meaning set forth in the Preamble.

"Environmental Insurer" means American International Specialty Lines Insurance Company or such other insurer providing Environmental Policies reasonably acceptable to Lessor.

"Environmental Laws" means any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law, relating to Hazardous Materials and/or the protection of human health or the environment, by reason of a Release or a Threatened Release of Hazardous Materials or relating to liability for or costs of Remediation or prevention of Releases. "Environmental Laws" includes, but is not limited to, the following statutes, as amended, any successor thereto, and any regulations, rulings, orders or decrees promulgated pursuant thereto, and any state or local statutes, ordinances, rules, regulations and the like addressing similar issues: the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Hazardous Materials Transportation Act; the Resource Conservation and Recovery Act (including but not limited to Subtitle I relating to underground storage tanks); the Solid Waste Disposal Act; the Clean Water Act; the Clean Air Act; the Toxic Substances Control Act; the Safe Drinking Water Act; the Occupational Safety and Health Act; the Federal Water Pollution Control Act; the Federal Insecticide, Fungicide and Rodenticide Act; the Endangered Species Act; the National Environmental Policy Act; and the River and Harbors Appropriation Act. "Environmental Laws" also includes, but is not limited to, any present and future federal, state and local laws, statutes, ordinances, rules, regulations and the like, as well as common law: conditioning transfer of property upon a negative declaration or other approval of a Governmental Authority of the environmental condition of the property; requiring notification or disclosure of Releases or other environmental condition of any of the Properties to any Governmental Authority or other person or entity, whether or not in connection with transfer of title to or interest in property; imposing conditions or requirements relating to Hazardous Materials in connection with permits or other authorization for lawful activity; relating to nuisance, trespass or other causes of action related to Hazardous Materials; and relating to wrongful death, personal injury, or property or other damage in connection with the physical condition or use of any of the Properties by reason of the presence of Hazardous Materials in, on, under or above any of the Properties.

"Environmental Liens" has the meaning set forth in Section 16.D(ix).

"Environmental Policies" means the environmental insurance policy or policies, as applicable, issued by Environmental Insurer to Lessor with respect to the Properties, which Environmental Policies shall be in form and substance satisfactory to Lessor in its sole but reasonable discretion.

"Event of Default" has the meaning set forth in Section 23.

"Excluded Personalty" means (i) any Personalty which is leased by Lessee from third parties as of the Effective Date, as described more particularly in
Schedule III attached hereto, but only during such time as the applicable lease is in effect, and (ii) any Personalty purchased or acquired after the Effective Date which is subject to a purchase money security interest granted by Lessee or which Lessee leases from a third party, but only during such time as the applicable security interest or lease is in effect; provided, however, in no event shall the aggregate value of the Excluded Personalty relating to any individual Property exceed the Excluded Personalty Cap.

"Excluded Personalty Cap" means (i) prior to January 1, 2012, $36,000, and
(ii) from and after January 1, 2012, $50,000.

"Existing Leases" means those billboard and other leases affecting certain of the Properties, which are described on Schedule I to the Sale-Leaseback Agreement.

"Existing Lessees" means the lessees under the Existing Leases.

"Extended Term" means the period subsequent to the expiration of the Primary Term during which this Lease is actually in effect.

"FCCR Period" means the twelve month period of time immediately preceding the date on which Lessee gives written notice to Lessor that Lessee is proposing to substitute a Substitute Property as permitted by Section 57.A.

"Fixed Charge Coverage Ratio" has the meaning set forth in Section 57.B(i)(2).

"Forced Sale Election" has the meaning set forth in Section 57.A.

"GAAP" means generally accepted accounting principles consistently applied.

"Governmental Authority" means any governmental authority, agency, department, commission, bureau, board, instrumentality, court or quasi-governmental authority of the United States, the states in which the Properties are located or any political subdivision thereof.

"Hazardous Materials" means (i) any toxic substance or hazardous waste, substance, solid waste, or related material, or any pollutant or contaminant;
(ii) radon gas, asbestos in any form which is or could become friable, urea formaldehyde foam insulation, transformers or other equipment which contains dielectric fluid containing levels of polychlorinated biphenyls in excess of federal, state or local safety guidelines, whichever are more stringent, or any petroleum product; (iii) any substance, gas, material or chemical which is or becomes defined as or included in the definition of "hazardous substances," "toxic substances," "hazardous materials," "hazardous wastes," "regulated substances" or words of similar import under any Environmental Laws; and (iv) any other chemical, material, gas or substance the exposure to or release of which is or becomes prohibited, limited or regulated by any Governmental Authority that asserts jurisdiction over any of the Properties or the operations or activity at any of the Properties, or any chemical, material, gas or substance that does or is likely to pose a hazard to the health and/or safety of the occupants of any of the Properties or the owners and/or occupants of property adjacent to or surrounding any of the Properties.

"Indemnified Parties" means Lessor, Environmental Insurer, Remainderman, and Lender and their directors, officers, shareholders, trustees, beneficial owners, partners, members, and any directors, officers, shareholders, trustees, beneficial owners, partners, members of any beneficial owners, partners or members of Lessor, Environmental Insurer, Remainderman or Lender, and all employees, agents, servants, representatives, contractors, subcontractors, affiliates, subsidiaries, participants, successors and assigns of any of the foregoing, including, but not limited to, any successors by merger, consolidation or acquisition of all or a substantial portion of the assets and business of Lessor, Environmental Insurer, Remainderman or Lender, as applicable.

"Lease Term" shall have the meaning described in Section 4.

"Lease Year" means the 12-month period commencing on the first day of the calendar year or any other 12-month period as may be approved in writing by Lessor after the commencement of the Lease Term and each successive 12-month period thereafter.

"Lender" means GE Capital Franchise Finance Corporation, a Delaware corporation, its successors and assigns, any successor lender in connection with any loan secured by Lessor's interest in any of the Properties, and any servicer of any loan secured by Lessor's interest in any of the Properties.

"Lessee Entities" means, collectively, Lessee and all Affiliates of Lessee.

"License Agreement" means the license agreement dated as of the date of this Lease between Lessor and Lessee, as the same may be amended from time to time.

"Loan Agreement" means the Loan Agreement dated as of the date of this Lease in effect between Lessor and Lender, as such agreement may be amended from time to time and any and all replacements or substitutions thereof.

"Loan Documents" means, collectively, the Loan Agreement, the Notes, the Mortgages and all other documents, instruments and agreements executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Losses" means any and all claims, suits, liabilities (including, without limitation, strict liabilities), actions, proceedings, obligations, debts, damages, losses, costs, expenses, diminutions in value, fines, penalties, charges, fees, expenses, judgments, awards, amounts paid in settlement and damages of whatever kind or nature (including, without limitation, attorneys' fees, court costs and other costs of defense).

"Material Adverse Effect" means a material adverse effect on (i) the business, condition, worth or operations of Lessee, (ii) Lessee's ability to perform its obligations under this Lease or any of the other Sale-Leaseback Documents, or
(iii) any of the Properties, including, without limitation, the operation of any of the Properties as a Permitted Facility and/or the value of any of the Properties.

"Maturity Date" means January 1, 2022.

"Memorandum" means the memorandum of master lease dated as of the date of this Lease between Lessor and Lessee with respect to the Properties, as the same may be amended from time to time. A duplicate original Memorandum will be executed and recorded in the applicable real property records for each Property. Each Memorandum will contain exhibits with the addresses and store identification numbers for all of the Properties and the legal description for the applicable Property.

"Mortgages" means, collectively, the mortgages, deeds of trust or deeds to secure debt, assignments of rents and leases, security agreements and fixture filings dated as of even date herewith executed by Lessor for the benefit of Lender with respect to the Properties, as such instruments may be amended, restated and/or supplemented from time to time and any and all replacements or substitutions thereof.

"Net Award" has the meaning set forth in Section 21.B.

"Net Restoration Amount" has the meaning set forth in Section 21.D.

"Notes" means, collectively, the promissory notes dated as of the date of this Lease executed by Lessor and payable to Lender with respect to the Properties, as such notes may be amended, restated and/or substituted from time to time. "Partial Casualty" has the meaning set forth in Section 21.D.

"Partial Taking" has the meaning set forth in Section 21.D.

"Participation" means the granting of any participations in any document evidencing loan obligations or any or all servicing rights with respect thereto.

"Permitted Facility" means a restaurant operated under the brand name "Krystal"; provided, however, Lessee may operate up to twenty percent
(20%) of the Properties in the aggregate as another restaurant concept owned and operated by the Lessee Entities, provided the Lessee Entities either (i) own and operate five (5) or more units as such other restaurant concept (not taking into account any of the Properties or Related Properties) or (ii) own or operate such Properties as other nationally or regionally recognized brands as consented to by Lessor (whose consent shall not be unreasonably withheld).

"Person" means any individual, corporation, partnership, limited liability company, trust, unincorporated organization, Governmental Authority or any other form of entity.

"Personalty" means all machinery, appliances, furniture, equipment, trade fixtures and other personal property from time to time situated on or used in connection with the Properties; provided, however, the term "Personalty" shall not include the HVAC, walk-in coolers, walk-in freezers, supply fans, exhaust fans, air ducts, hoods, vents, built-in sinks, built-in countertops, plumbing and electrical fixtures, merchandise shelving, sign poles and lighting poles, all of which items are intended to be fixtures as such term is used within the definition of "Properties".

"Prepayment Charges" means, for purposes of this Lease, an amount equal to any prepayment premium or charge, yield maintenance payment, or other cost or expense imposed on Lessor by the applicable Lender in connection with the payment of the applicable Note(s) or promissory note(s) prior to the Maturity Date.

"Primary Term" means the period commencing on the Effective Date and expiring on January 31, 2022.

"Properties" means, collectively, the parcels of real estate described by address, FFC Number and Unit Number in Exhibit A attached hereto, as the same may be modified from time to time to reflect removed and substituted Properties, and legally described in Exhibit A-1 attached hereto, as the same may be modified from time to time to reflect removed and substituted Properties, all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements now or hereafter located on such real estate (excluding Personalty).

"Property" means any one of the Properties.

"Purchase Price" means, with respect to any Property, the amount of the purchase price corresponding to such Property as set forth on Exhibit A to the Sale-Leaseback Agreement.

"Questionnaires" means the environmental questionnaires completed by Lessee with respect to each of the Properties and submitted to Environmental Insurer in connection with the issuance of the Environmental Policies.

"Rejectable Offer" has the meaning set forth in Section 21.B.

"Rejectable Purchase Offer" has the meaning set forth in Section 58.A.

"Rejectable Substitution Offer" has the meaning set forth in Section 57.A.

"Related Lease" means the lease between Related Lessor, as lessor, and Lessee, as lessee, relating to the Related Properties.

"Related Lessor" means Crystac Property I LLC, a Delaware limited liability company.

"Related Properties" means any properties which are the subject of a lease between Related Lessor, as lessor, and Lessee, as lessee.
"Release" means any presence, release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials.

"Remainderman" means Snowflake Remainder II LLC, a Delaware limited liability company, which owns a remainder interest in the parcels of real estate described by address, Lessor Number and Unit Number in Exhibit A attached hereto and legally described in Exhibit A-1 attached hereto and all rights, privileges and appurtenances associated therewith, together with its successors and assigns.

"Remediation" means any response, remedial, removal, or corrective action, any activity to cleanup, detoxify, decontaminate, contain or otherwise remediate any Hazardous Materials, any actions to prevent, cure or mitigate any Release, any action to comply with any Environmental Laws or with any permits issued pursuant thereto, any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials.

"Sale-Leaseback Agreement" means that certain Sale-Leaseback Agreement dated as of the date hereof between Lessor and Lessee with respect to the Properties, as the same may be amended from time to time.

"Sale-Leaseback Documents" means the Sale-Leaseback Agreement, this Lease, the Memorandum, the Acknowledgement, the License Agreement and all other documents executed in connection therewith or contemplated thereby, all as amended and supplemented and any and all replacements or substitutions thereof.

"Securitization" means one or more sales, dispositions, transfers or assignments by Lender or any Affiliate of Lender to a special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender of notes evidencing obligations to repay secured or unsecured loans owned by Lender or any Affiliate of Lender (and, to the extent applicable, the subsequent sale, transfer or assignment of such notes to another special purpose corporation, trust or other entity identified by Lender or any Affiliate of Lender), and the issuance of bonds, certificates, notes or other instruments evidencing interests in pools of such loans, whether in connection with a permanent asset securitization or a sale of loans in anticipation of a permanent asset securitization. Each Securitization shall be undertaken in accordance with all requirements which may be imposed by the investors or the rating agencies involved in each such sale, disposition, transfer or assignment or which may be imposed by applicable securities, tax or other laws or regulations.

"Stipulated Loss Value" has the meaning set forth in Section 21.B.

"Subject Transfer" shall mean (i) a change in control of Lessee, whether through a direct or indirect transfer of beneficial ownership of the voting stock of Lessee, a merger or consolidation by Lessee with any other entity, or any other means, or (ii) a sale or other transfer of all or substantially all of the assets of Lessee. For purposes of this definition, "a change in control of Lessee" means a transaction or series of transactions in which there has occurred a direct or indirect change in beneficial ownership of fifty percent (50%) or more of the voting stock of Lessee from the ownership of such voting stock as of the Effective Date, other than as a result of a public offering of securities in Lessee or its parent company.

"Substitute Property" means one or more parcels of real estate substituted for any of the Properties in accordance with the requirements of Section 57, together with all rights, privileges and appurtenances associated therewith, and all buildings, structures, fixtures and other improvements located thereon (excluding Personalty). For purposes of clarity, where two or more parcels of real property comprise a Substitute Property, such parcels shall be aggregated and deemed to constitute the Substitute Property for all purposes of this Lease.

"Successor Lessor" has the meaning set forth in Section 24.

"Taking" has the meaning set forth in Section 21.A.

"Tax Contest Permitted Amount" means (i) prior to January 1, 2012, $25,000, and (ii) from and after January 1, 2012, $50,000.

"Temporary Taking" has the meaning set forth in Section 21.C.

"Termination Notice" has the meaning set forth in Section 21.B.

"Threatened Release" means a substantial likelihood of a Release which requires action to prevent or mitigate damage to the soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any other environmental medium comprising or surrounding any of the Properties which may result from such Release.

"Title Company" means Lawyers Title Insurance Corporation, or such other nationally recognized title insurance company reasonably acceptable to Lessor.

"Total Casualty" has the meaning set forth in Section 21.B.

"Total Taking" has the meaning set forth in Section 21.B.

"Transfer" means any sale, transfer or assignment of any document evidencing loan obligations, or any or all servicing rights with respect thereto.

2. Demise of Properties. In consideration of the rentals and other sums to be paid by Lessee and of the other terms, covenants and conditions on Lessee's part to be kept and performed, Lessor hereby leases to Lessee, and Lessee hereby takes and hires, the Properties. The Properties are leased to Lessee "AS IS" and "WHERE IS" without representation or warranty by Lessor and subject to the rights of parties in possession, to the existing state of title, any state of facts which an accurate survey or physical inspection might reveal, and all Applicable Regulations now or hereafter in effect.
Lessee has examined each of the Properties and title to each of the Properties and has found all of the same satisfactory for all of Lessee's purposes.

3.     Characterization of Lease.  A.  Lessor and Lessee intend that:

(i) this Lease constitutes a single master lease of all, but not less than all, of the Properties and that Lessor and Lessee have executed and delivered this Lease with the understanding that this Lease constitutes a unitary, unseverable instrument pertaining to all, but not less than all, of the Properties, and that neither this Lease nor the duties, obligations or rights of Lessee may be allocated or otherwise divided among the Properties by Lessee;

(ii) this Lease is a "true lease" and not a financing lease, capital lease, mortgage, equitable mortgage, deed of trust, trust agreement, security agreement or other financing or trust arrangement, and the economic realities of this Lease are those of a true lease; and

(iii) the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein.

B. Lessor and Lessee acknowledge and agree that the Lease Term, including any term extensions provided for in this Lease, is less than the remaining economic life of each of the Properties.

C. Lessee and Lessor each waive any claim or defense based upon the characterization of this Lease as anything other than a true lease and irrevocably waive any claim or defense which asserts that this Lease is anything other than a true lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a true lease. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a true lease and further stipulate and agree that nothing contained in this Lease creates or is intended to create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like. Lessee and Lessor each shall support the intent of the parties that the lease of the Properties pursuant to this Lease is a true lease and does not create a joint venture, partnership (either de jure or de facto), equitable mortgage, trust, financing device or arrangement, security interest or the like, if, and to the extent that, any challenge occurs.

D. Lessee and Lessor each waive any claim or defense based upon the characterization of this Lease as anything other than a master lease of all of the Properties and irrevocably waive any claim or defense which asserts that this Lease is anything other than a master lease. Lessee and Lessor each covenant and agree that it will not assert that this Lease is anything but a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each stipulate and agree not to challenge the validity, enforceability or characterization of the lease of the Properties as a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties. Lessee and Lessor each shall support the intent of the parties that this Lease is a unitary, unseverable instrument pertaining to the lease of all, but not less than all, of the Properties, if, and to the extent that, any challenge occurs.

E. Lessee represents and warrants to Lessor that (i) the Base Annual Rental is the fair market value for the use of the Properties and was agreed to by Lessor and Lessee on that basis, and (ii) the execution, delivery and performance by Lessee of this Lease does not constitute a transfer of all or any part of the Properties, other than the leasehold interest evidenced by this Lease.

F. The expressions of intent, the waivers, the representations and warranties, the covenants, the agreements and the stipulations set forth in this Section are a material inducement to Lessor entering into this Lease.

4. Lease Term. The Lease Term for all of the Properties shall commence as of the Effective Date and shall expire on January 31, 2022, unless terminated sooner as provided in this Lease and as may be extended for four additional successive periods of five years each as set forth in Section 27 below. The time period (inclusive of any extension periods exercised in accordance with the terms hereof) during which this Lease shall actually be in effect is referred to herein as the "Lease Term."

5. Rental and Other Payments. A. If the Effective Date is a date other than the first day of the month, Lessee shall pay Lessor on the Effective Date the Base Monthly Rental prorated on the basis of the ratio that the number of days from the Effective Date through the last day in the month containing the Effective Date bears to the number of days in such month. Thereafter, on or before the first day of each succeeding calendar month, Lessee shall pay Lessor in advance the Base Monthly Rental.

B. Commencing on the first Adjustment Date and on each Adjustment Date thereafter, the Base Annual Rental shall increase by an amount equal to the product of the then-current Base Annual Rental multiplied by 1.00%, which increase shall be compounded. The increased Base Annual Rental shall constitute the Base Annual Rental due and payable until the next Adjustment Date.

C. All sums of money required to be paid by Lessee under this Lease which are not specifically referred to as rent ("Additional Rental") shall be considered rent although not specifically designated as such. Lessor shall have the same remedies for nonpayment of Additional Rental as those provided herein for the nonpayment of Base Annual Rental.

D. (i) Lessor hereby agrees that, to the extent that the Aggregate Assumed Base Annual Rental exceeds the CPI-Adjusted Rent, Lessor shall be required to pay Lessee the Aggregate Rent Refund in accordance with the provisions of this Section 5.D. In no event shall Base Annual Rental be deemed reduced as of any Adjustment Date from the Base Annual Rental which would have been payable during the year immediately preceding such Adjustment Date. In addition, if the Aggregate Assumed Base Annual Rental is less than or equal to the aggregate CPI-Adjusted Rent, then no additional amounts shall be payable by Lessee to Lessor and the payments of Base Annual Rental otherwise contemplated by this Lease for the Primary Term shall become the final amounts payable as Base Annual Rental for the Primary Term. Anything contained herein to the contrary notwithstanding, in no event shall Lessor be required to pay the Aggregate Rent Refund in the event of any termination of this Lease resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee.

(ii) Within thirty (30) days after the end of the Primary Term (other than a termination resulting from the occurrence of an Event of Default or a rejection of this Lease in a bankruptcy case involving Lessee), Lessor shall
(x) provide Lessee with a statement setting forth Lessor's calculation of the amount of the Aggregate Rent Refund and each CPI Increase used in calculating the Aggregate Rent Refund and (y) pay the Aggregate Rent Refund to Lessee; provided, however, the obligation of Lessor to pay the Aggregate Rent Refund to Lessee shall not excuse or reduce Lessee's obligation to pay any Base
Annual Rental or Additional Rental payable in respect of the Primary Term or, except as provided in subsection (iii) below, the Extended Term, or any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any other amount (including, without limitation, indemnification payments or damages) payable hereunder during or with respect to the Primary Term or the Extended Term, and Lessee shall not have any right to set-off the Aggregate Rent Refund or any part thereof against its obligation to pay any such Base Annual Rental, Additional Rental, any payment due in respect of any termination of this Lease or as a result of the rejection of this Lease in a bankruptcy case involving Lessee, or any such other amount, except as provided in subsection (iii) below. If this Lease is terminated as a result of an Event of Default or if this Lease is rejected in a bankruptcy case involving Lessee, or if an Event of Default shall have occurred and be continuing at the expiration of the Primary Term, Lessor may, but shall not be required to, in exercising its rights hereunder, use, apply or retain the whole or any part of the Aggregate Rent Refund for the payment of any rent or other sum (including damages) to which Lessor may be entitled by reason of such Event of Default or rejection.

(iii) In the event Lessee exercises its option to extend this Lease as set forth in Section 27 below, Lessor may elect to apply the Aggregate Rent Refund, if any, as a credit against the Base Annual Rental first accruing for the Extended Term, until the balance of the Aggregate Rent Refund shall be reduced to zero. Lessor shall evidence its election by giving notice thereof to Lessee no later than the due date of the first installment of rent due in the first Extended Term; provided, however, if Lessor fails to deliver such notice, Lessor shall be deemed to have elected to so credit the Aggregate Rent Refund.

(iv) Notwithstanding anything contained herein to the contrary, the obligation created by this Section 5.D shall be subordinate in all respects to the loans secured by the Mortgages. Without limiting the generality of the preceding sentence, in the event that Lender succeeds to the interest of Lessor in this Lease whether by a foreclosure of the Mortgages or the delivery to Lender of deeds-in-lieu of foreclosure, the preceding subsections of this Section 5.D shall be of no force or effect, Lender shall have no obligation to pay Lessee the Aggregate Rent Refund, and Lessee shall have no right to receive a credit for the Aggregate Rent Refund against the Base Annual Rental due for the Extended Term.

6. Representations and Warranties of Lessor. The representations and warranties of Lessor contained in this Section are being made to induce Lessee to enter into this Lease and Lessee has relied and will continue to rely upon such representations and warranties. Lessor represents and warrants to Lessee as of the Effective Date as follows:

A. Organization, Authority and Status of Lessor. (i) Lessor has been duly organized and is validly existing and in good standing under the laws of the State of Delaware. All necessary limited liability company action has been taken to authorize the execution, delivery and performance by Lessor of this Lease and the other documents, instruments and agreements provided for herein.

(ii) The person who has executed this Lease on behalf of Lessor is duly authorized to do so.

B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessor, enforceable against Lessor in accordance with its terms.

7. Representations and Warranties of Lessee. The representations and warranties of Lessee contained in this Section are being made to induce Lessor to enter into this Lease and Lessor has relied, and will continue to rely, upon such representations and warranties. Lessee represents and warrants to Lessor as of the Effective Date as follows:

A. Organization, Authority and Status of Lessee. (i) Lessee has been duly organized or formed, is validly existing and in good standing under the laws of its state of incorporation and is qualified to do business in the jurisdictions where the Properties are located. All necessary corporate action has been taken to authorize the execution, delivery and performance by Lessee of this Lease and of the other documents, instruments and agreements provided for herein. Lessee is not a "foreign corporation", "foreign partnership", "foreign trust", "foreign limited liability company" or "foreign estate", as those terms are defined in the Internal Revenue Code and the regulations promulgated thereunder. Lessee's United States tax identification number is correctly set forth on the signature page of this Lease.

(ii) The person who has executed this Lease on behalf of Lessee is duly authorized to do so.

B. Enforceability. This Lease constitutes the legal, valid and binding obligation of Lessee, enforceable against Lessee in accordance with its terms.

C. Litigation. There are no suits, actions or proceedings pending, or, to Lessee's actual knowledge, threatened in writing against or involving Lessee or any of the Properties before any arbitrator or Governmental Authority, except for such suits, actions or proceedings which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect.

D. Absence of Breaches or Defaults. Lessee is not in default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound, except for such defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not result in any breach of or default under any document, instrument or agreement to which Lessee is a party or by which Lessee, any of the Properties or any of Lessee's property is subject or bound, except for such breaches or defaults which, individually or in the aggregate, have not had, and could not reasonably be expected to result in, a Material Adverse Effect. The authorization, execution, delivery and performance of this Lease and the documents, instruments and agreements provided for herein will not violate any applicable law, statute, regulation, rule, ordinance, code, rule or order.

E. Liabilities of Lessor. Lessee is not liable for any indebtedness for money borrowed by Lessor and has not guaranteed any of the debts or obligations of Lessor.

8. Covenants. Lessee covenants to Lessor for so long as this Lease is in effect as follows:

A. Aggregate Fixed Charge Coverage Ratio.  Lessee shall maintain an
Aggregate Fixed Charge Coverage Ratio at all of the Properties of at least 1.25:1, determined as of the last day of each fiscal year of Lessee. For purposes of this Lease, the term "Aggregate Fixed Charge Coverage Ratio" shall mean with respect to the twelve month period of time immediately preceding the date of determination, the ratio calculated for such period of time, each as determined in accordance with GAAP, of (a) the sum of Net Income, Depreciation and Amortization, Interest Expense and Operating Lease Expense, less a corporate overhead allocation in an amount equal to 5.00% of Gross Sales, to
(b) the sum of the Operating Lease Expense and the Equipment Payment Amount.

For purposes of this Section 8.A, the following terms shall be defined as set forth below:

"Capital Lease" shall mean any lease of any property (whether real, personal or mixed) by Lessee with respect to one or more of the Properties which lease would, in conformity with GAAP, be required to be accounted for as a capital lease on the balance sheet of Lessee. The term "Capital Lease" shall not include any operating lease or this Lease.

"Debt" shall mean as directly related to all of the Properties and the period of determination (i) indebtedness of Lessee for borrowed money,
(ii) obligations of Lessee evidenced by bonds, indentures, notes or similar instruments, (iii) obligations of Lessee to pay the deferred purchase price of property or services, (iv) obligations of Lessee under leases which should be, in accordance with GAAP, recorded as Capital Leases, and (v) obligations of Lessee under direct or indirect guarantees in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (iv) above. The term "Debt" shall not include (x) Lessor's debt with respect to the Properties or otherwise or (y) any corporate debt of Lessee which is not secured by any of the Properties or any Personalty.

"Depreciation and Amortization" shall mean with respect to all of the Properties the depreciation and amortization accruing during any period of determination with respect to Lessee as determined in accordance with GAAP. The term "Depreciation and Amortization" shall not include Lessor's depreciation and amortization with respect to the Properties or otherwise.

"Equipment Payment Amount" shall mean for any period of determination the sum of all amounts payable during such period of determination under all
(x) leases entered into by Lessee for equipment located at one or more of the Properties and (y) all loans made to Lessee secured by Lessee's interest in the equipment located at one or more of the Properties.

"Net Income" shall mean with respect to the period of determination, the net income or net loss of Lessee allocable to all of the Properties by Lessee. In determining the amount of Net Income, (i) adjustments shall be made for nonrecurring gains and losses allocable to the period of determination,
(ii) deductions shall be made for, among other things, Depreciation and Amortization, Interest Expense and Operating Lease Expense allocable to the period of determination, and (iii) no deductions shall be made for (x) income taxes or charges equivalent to income taxes allocable to the period of determination, as determined in accordance with GAAP, or (y) corporate overhead expense allocable to the period of determination.

"Gross Sales" means the sales or other income arising from all business conducted at all of the Properties by Lessee during the period of determination, less sales tax paid by Lessee in connection with the business conducted at each of the Properties during such period.

Interest Expense" shall mean for any period of determination, the sum of all interest accrued or which should be accrued in respect of all Debt of Lessee allocable to one or more of the Properties and all business operations thereon during such period (including interest attributable to Capital Leases), as determined in accordance with GAAP.

"Operating Lease Expense" shall mean the expenses incurred by Lessee under any operating leases with respect to one or more of the Properties (including this Lease, but excluding any permitted subleases) and the business operations thereon during the period of determination, as determined in accordance with GAAP.

B. Nonconsolidation Covenants. (i) Lessee will not assume liability for any indebtedness for money borrowed by Lessor and does not, and will not, guarantee any of the debts or obligations of Lessor. Lessee will not hold itself out as being liable for any obligations or indebtedness of Lessor.

(ii) Lessee shall not, and shall use its best efforts to cause its Affiliates not to, hold Lessor out to the public or to any individual creditors as being a unified entity with assets and liabilities in common with Lessee.

(iii) Lessee shall conduct its business so as not to mislead others as to the separate identity of Lessor, and particularly will avoid the appearance of conducting business on behalf of Lessor. Without limiting the generality of the foregoing, no oral and written communications of Lessee, including, without limitation, letters, invoices, purchase orders, contracts, statements and loan applications, will be made in the name of Lessor which to the extent that to do otherwise would materially bear upon the maintenance of Lessor's separate identity.

(iv) Lessee will not act in Lessor's name.

(v) Where necessary and appropriate, Lessee shall disclose the independent business status of Lessor to creditors of Lessee, if any.

(vi) The resolutions, agreements and other instruments of Lessee, if any, underlying the transactions described in this Lease will be maintained by Lessee.

(vii) All transactions between Lessee and Lessor will be no less fair to each party than they could obtain on an arm's-length basis.

(viii) The books, records and accounts of Lessee shall at all times be maintained in a manner permitting the assets and liabilities of Lessor to be easily separated and readily ascertained from those of Lessee.
(ix) Lessee will not direct, or otherwise control, the ongoing business decisions of Lessor.

(x) Lessee will not file or cause to be filed a voluntary or involuntary petition in bankruptcy on behalf of or against Lessor.

C. Transfer, Participation and Securitization Covenants. (i) Lessee agrees to cooperate in good faith with Lessor and Lender in connection with any Transfer, Participation and/or Securitization of any of the Notes, Mortgages and/or any of the Loan Documents, or any or all servicing rights with respect thereto, including, without limitation, (x) providing such documents, financial and other data, and other information and materials (the "Disclosures") which would typically be required with respect to Lessee by a purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable; provided, however, Lessee shall not be required to make Disclosures of any confidential information or any information which has not previously been made public unless required by applicable federal or state securities laws; and (y) amending the terms of this Lease to the extent necessary so as to satisfy the requirements of purchasers, transferees, assignees, servicers, participants, investors or selected rating agencies involved in any such Transfer, Participation or Securitization, so long as such amendments would not have a material adverse effect upon Lessee or the transactions contemplated by this Lease.

(ii) Lessee consents to Lessor and Lender providing the Disclosures, as well as any other information which Lessor and Lender may now have or hereafter acquire with respect to the Properties or the financial condition of Lessee to each purchaser, transferee, assignee, servicer, participant, investor or rating agency involved with respect to such Transfer, Participation and/or Securitization, as applicable, provided that, Lessor or Lender informs each such purchaser, transferee, assignee, servicer and participant of the confidential nature of such information. In connection with the performance of Lessee's obligations under this Section 8.C: (x) Lessor and/or Lender shall prepare, at the expense of Lessor and/or Lender, all documents evidencing the amendments referred to in clause (y) of Section 8.C(i) as well as the documents contemplated by Section 8.C(iii); and (y) Lessee shall pay its own attorney fees and other out-of-pocket expenses incurred in connection with the review and negotiation of such documents, provided that Lessor shall pay or cause Lender to pay any such reasonable attorney fees and other out-of-pocket expenses in excess of $5,000.00.

(iii) At the request of Lessor made prior to January 1, 2004, Lessor and Lessee shall amend and restate this Lease and the Related Lease into a single Master Lease (the "Master Lease") covering the Properties and the Related Properties, but with such modifications as may be reasonably required to reflect such amendment and restatement (e.g., a change to the amount listed in the Base Annual Rental definition so that such amount equals the sum of the applicable amount for this Lease and the Related Lease, a change to the number of Properties listed in Section 27.B so that such number equals 90% of the aggregate number of Properties and Related Properties, and a change to the number of Properties listed in the second paragraph of Section 57.A so that such number equals 20% of the aggregate number of Properties and Related Properties). Lessee agrees to take such additional actions and execute such additional documents as Lessor may reasonably require with respect to the execution and delivery of the Master Lease.

D. Compliance Certificate. Within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor such compliance certificates as Lessor may reasonably require in order to establish that Lessee is in compliance in all material respects with all of the obligations, duties and covenants imposed on Lessee pursuant to this Lease.

9. Rentals To Be Net to Lessor. The Base Annual Rental payable hereunder shall be net to Lessor, so that this Lease shall yield to Lessor the rentals specified during the Lease Term, and that all costs, expenses and obligations of every kind and nature whatsoever relating to the Properties shall be performed and paid by Lessee.

10. Taxes and Assessments. Lessee shall pay, prior to the earlier of delinquency or the accrual of interest on the unpaid balance, all taxes and assessments of every type or nature assessed against, imposed upon or arising with respect to Lessee, Lessor, any of the Properties, this Lease, the rental or other payments due under this Lease during the Lease Term which affect in any manner the net return realized by Lessor under this Lease, including, without limitation, the following:

A. All taxes and assessments upon any of the Properties or any part thereof and upon any Personalty, whether belonging to Lessor or Lessee, or any tax or charge levied in lieu of such taxes and assessments;

B. All taxes, charges, license fees and or similar fees imposed by reason of the use of any of the Properties by Lessee; and

C. All excise (other than the Tennessee excise tax), transaction, privilege, license, sales, use and other taxes upon the rental or other payments due under this Lease, the leasehold estate of either party or the activities of either party pursuant to this Lease, including, without limitation, the Alabama business privilege tax, the Florida sales and use tax and the Tennessee franchise tax.

Notwithstanding the foregoing, but without limiting the preceding obligation of Lessee to pay all taxes which are imposed on the rental or other payments due under this Lease, in no event will Lessee be required to pay any net income taxes (i.e., taxes which are determined taking into account deductions for depreciation, interest, taxes and ordinary and necessary business expenses) or franchise taxes of Lessor (unless imposed in lieu of other taxes that would otherwise be the obligation of Lessee under this Lease or constituting the Tennessee franchise tax, any "gross receipts tax" or any similar tax based upon gross income or receipts of Lessor with respect to this Lease which does not take into account deductions from depreciation, interest, taxes and/or ordinary or necessary business expenses), any transfer taxes of Lessor, or any tax imposed with respect to the sale, exchange or other disposition by Lessor, in whole or in part, of any of the Properties or Lessor's interest in this Lease (other than transfer or recordation taxes imposed in connection with the transfer of any of the Properties to Lessee, the substitution of a Substitute Property or the termination of this Lease pursuant to the provisions of this Lease).

All taxing authorities shall be instructed to send all tax and assessment invoices to Lessee and Lessee shall promptly provide Lessor and Lender with copies of all tax and assessment invoices received by Lessee. Upon request, Lessee shall also provide Lessor and Lender with evidence that such invoices were paid in a timely fashion. Lessee may, at its own expense, contest or cause to be contested (in the case of any item involving more than the Tax Contest Permitted Amount, after prior written notice to Lessor), by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any item specified in this Section or lien therefor, provided that (i) such proceeding shall suspend the collection thereof from the applicable Properties or any interest therein,
(ii) neither such Properties nor any interest therein would be in any danger of being sold, forfeited or lost by reason of such proceedings, (iii) no Event of Default has occurred and is continuing, and (iv) Lessee shall have deposited with Lessor adequate reserves for the payment of the taxes, together with all interest and penalties thereon, unless paid in full under protest, or Lessee shall have furnished the security as may be required in the proceeding or as may be required by Lessor to ensure payment of any contested taxes.

11. Utilities. Lessee shall contract, in its own name, for and pay when due all charges for the connection and use of water, gas, electricity, telephone, garbage collection, sewer use and other utility services supplied to the Properties during the Lease Term. Under no circumstances shall Lessor be responsible for any interruption of any utility service.

12. Insurance. Throughout the Lease Term, Lessee shall maintain with respect to each of the Properties, at its sole expense, the following types and amounts of insurance (which may be included under a blanket insurance policy if all the other terms hereof are satisfied):

A. Insurance against loss, damage or destruction by fire and other casualty, including theft, vandalism and malicious mischief, flood (for each of the Properties which is in a location designated by the Federal Emergency Management Administration as a Special Flood Hazard Area), earthquake (for each of the Properties which is in an area subject to destructive earthquakes within recorded history), boiler explosion (for each of the Properties with a boiler), plate glass breakage, sprinkler damage (for each of the Properties which has a sprinkler system), all matters covered by a standard extended coverage endorsement, all matters covered by a special coverage endorsement commonly known as an "all-risk" endorsement and such other risks as Lessor may reasonably require, insuring each of the Properties for not less than 100% of their full insurable replacement cost.

B. Commercial general liability and property damage insurance, including a products liability clause, covering Lessor, Remainderman and Lessee against bodily injury liability, property damage liability and automobile bodily injury and property damage liability, including without limitation any liability arising out of the ownership, maintenance, repair, condition or operation of the Properties or adjoining ways, streets or sidewalks and, if liquor, beer or wine is sold on the Properties, insurance covering Lessor, Remainderman and Lessee against liability arising from the sale of liquor, beer or wine on the Properties. Such insurance policy or policies shall contain a broad form contractual liability endorsement under which the insurer agrees to insure Lessee's obligations under Section 19 hereof to the extent insurable, and a "severability of interest" clause or endorsement which precludes the insurer from denying the claim of Lessee, Remainderman or Lessor because of the negligence or other acts of the other, shall be in amounts of not less than $1,000,000.00 per injury and occurrence with respect to any insured liability, whether for personal injury or property damage, or such higher limits as Lessor or Remainderman may reasonably require from time to time, and shall be of form and substance reasonably satisfactory to Lessor and Remainderman.

C. State Worker's compensation insurance in the statutorily mandated limits, employer's liability insurance with limits not less than $500,000 or such greater amount as Lessor or Remainderman may from time to time require and such other insurance as may be necessary to comply with applicable laws.

D. Such other insurance as may from time to time be reasonably required by Lessor, Remainderman or Lender in order to protect their respective interests with respect to the Properties.

All insurance policies shall:

(i) Provide for a waiver of subrogation by the insurer as to claims against Lessor, Remainderman, Lender and their respective employees and agents;

(ii) Provide that any "no other insurance" clause in the insurance policy shall exclude any policies of insurance maintained by Lessor, Remainderman or Lender and that the insurance policy shall not be brought into contribution with insurance maintained by Lessor, Remainderman or Lender;

(iii) Contain a standard without contribution mortgage clause endorsement in favor of Lender and any other party designated by Lessor;

(iv) Provide that the policy of insurance shall not be terminated, cancelled or substantially modified without at least thirty (30) days' prior written notice to Lessor, Remainderman, Lender and to any other party covered by any standard mortgage clause endorsement;

(v) Provide that the insurer shall not have the option to restore the applicable Properties if Lessor or Lessee elects to terminate this Lease in accordance with the terms hereof; and

(vi) Be issued by insurance companies licensed to do business in the states in which the Properties are located and which are rated A:VI or better by A.M. Best's Insurance Guide or are otherwise approved by Lessor and Remainderman.

It is expressly understood and agreed that the foregoing minimum limits of insurance coverage shall not limit the liability of Lessee for its acts or omissions as provided in this Lease. All insurance policies (with the exception of worker's compensation insurance to the extent not available under statutory law), shall designate Lessor, Remainderman and Lender as additional named insureds as their interests may appear and shall be payable as set forth in Section 21 hereof. All such policies shall be written as primary policies, with deductibles not to exceed 10% of the amount of coverage, except that earthquake insurance may have a deductible not to exceed $100,000 per Property. Any other policies, including any policy now or hereafter carried by Lessor, Remainderman or Lender, shall serve as excess coverage. Notwithstanding the foregoing, at all times while Lessee maintains a net worth determined in accordance with GAAP of at least $20,000,000, Lessee may maintain the following deductibles: (x) a deductible not to exceed $200,000 per claim for liability insurance, and (y) deductibles not to exceed 20% of the amount of coverage for all other insurance (except that earthquake insurance may have a deductible not to exceed $100,000 per Property). Lessee shall procure policies for all insurance for periods of not less than one year and shall provide to Lessor, Remainderman and Lender certificates of insurance or, upon the request of Lessor, Remainderman or Lender, duplicate originals of insurance policies evidencing that insurance satisfying the requirements of this Lease is in effect at all times. In the event of any transfer by Lessor of Lessor's interest in any of the Properties or any financing or refinancing of Lessor's interest in any of the Properties, or by Remainderman of Remainderman's interest in any of the Properties, Lessee shall, upon not less than ten (10) days' prior written notice, deliver to Lessor and Remainderman or any Lender providing such financing or refinancing, as the case may be, certificates of all insurance required to be maintained by Lessee hereunder naming such transferee or such Lender, as the case may be, as an additional named insured to the extent required herein effective as of the date of such transfer, financing or refinancing.

13. Tax and Insurance Impound. Upon the occurrence of an Event of Default, Lessor may require Lessee to pay to Lessor sums which will provide an impound account (which shall not be deemed a trust fund) for paying up to the next one year of taxes, assessments and/or insurance premiums for each of the Properties. Upon such requirement, Lessor will estimate the actual amounts needed for such purposes and will notify (which notice shall also include the method of calculation) Lessee to pay the same to Lessor in equal monthly installments, as nearly as practicable, in addition to all other sums due under this Lease. Should additional funds be required at any time, Lessee shall pay the same to Lessor on demand. Lessee shall advise Lessor of all taxes and insurance bills which are due and shall cooperate fully with Lessor in assuring that the same are paid timely. Lessor may deposit all impounded funds in accounts insured by any federal or state agency and may commingle such funds with other funds and accounts of Lessor. Interest or other gains from such funds, if any, shall be added to the impounded funds. During the continuance of any default by Lessee, Lessor may apply all impounded funds (including any interest) against any sums due from Lessee to Lessor. Any collected impound funds which are not applied pursuant to the previous sentence against any sums due from Lessee to Lessor shall be used to pay the taxes and insurance premiums for which they were collected. Lessor shall give to Lessee an annual accounting showing all credits and debits to and from such impounded funds received from Lessee.

14. Payment of Rental and Other Sums. All rental and other sums which Lessee is required to pay hereunder shall be the unconditional obligation of Lessee and shall be payable in full when due without any setoff, abatement, deferment, deduction or counterclaim whatsoever. Upon execution of this Lease, Lessee shall establish arrangements whereby payments of the Base Monthly Rental and impound payments, if any, are transferred by Automated Clearing House Debit directly from Lessee's bank account to such account as Lessor may designate. Any delinquent payment (that is, any payment not made within five calendar days after the date when due) shall, in addition to any other remedy of Lessor, incur a late charge of 5% (which late charge is intended to compensate Lessor for the cost of handling and processing such delinquent payment and should not be considered interest) and bear interest at the Default Rate, such interest to be computed from and including the date such payment was due through and including the date of the payment; provided, however, in no event shall Lessee be obligated to pay a sum of late charge and interest higher than the maximum legal rate then in effect.

15. Use. Except as set forth below, each of the Properties shall be used solely for the operation of a Permitted Facility in accordance with the standards of operations then in effect on a system-wide basis, and for no other purpose. Lessee shall occupy the Properties promptly following the Effective Date and, except as set forth below and except during periods when any of the Properties is untenantable by reason of fire or other casualty or condemnation (provided, however, during all such periods while any of the Properties is untenantable, Lessee shall strictly comply with the terms and conditions of Section 21 of this Lease), Lessee shall at all times during the Lease Term occupy each of the Properties and shall continuously (during normal business hours) operate each of the Properties as a Permitted Facility.
Lessee may cease continuous operation of business at any of the Properties for a period not to exceed 90 days and may do so only once with respect to each Property within any five-year period during the Lease Term. If Lessee does discontinue operation as permitted by this Section, Lessee shall (i) give written notice to Lessor within 10 days after Lessee elects to cease operation,
(ii) provide adequate protection and maintenance of any such Properties during any period of vacancy, (iii) comply with all Applicable Regulations and otherwise comply with the terms and conditions of this Lease other than the continuous use covenant set forth in this Section, and (iv) pay all costs necessary to restore such Properties to substantially the same condition on the day operation of the business ceased at such time as such Properties are reopened for Lessee's business operations. In addition, Lessee may also cease continuous operation of business at any Property for up to fourteen (14) consecutive days without notice to Lessor or Lender, provided that no more than one Property may be closed at any one time pursuant to this sentence unless such closure is in order to perform the renovations contemplated by
Schedule 16.C. Notwithstanding anything herein to the contrary, Lessee shall pay the Base Monthly Rental on the first day of each month during any period in which Lessee discontinues operation.

Lessee shall not, by itself or through any assignment, sublease or other type of transfer, convert any of the Properties to a use other than a Permitted Facility during the Lease Term without Lessor's consent, which consent may be withheld or conditioned by Lessor in its sole discretion. Without limiting Lessor's right to withhold or condition its consent in its sole discretion, Lessor may consider, among other things, the following in determining whether to grant its consent: (i) whether the converted use will be consistent with the highest and best use of the Properties, (ii) whether the converted use will increase Lessor's risks or decrease the value of the Properties, and
(iii) whether Lender is willing to grant its consent to such change in use.

16.     Compliance with Laws, Restrictions, Covenants and Encumbrances.
A. Lessee's use and occupation of each of the Properties, and the condition thereof, shall, at Lessee's sole cost and expense, comply fully with all Applicable Regulations and all restrictions, covenants and encumbrances of record with respect to each of the Properties. In addition to the other requirements of this Section, Lessee shall, at all times throughout the Lease Term, comply with all Applicable Regulations, including, without limitation, in connection with any maintenance, repairs and replacements of the Properties undertaken by Lessee as required by Section 17 of this Lease.

B. Lessee will not knowingly permit any act or condition to exist on or about any of the Properties which will increase in any material respect any insurance rate thereon, except when such acts are required in the normal course of its business and Lessee shall pay for such increase.

C. Without limiting the generality of the other provisions of this Section, Lessee agrees that it shall be responsible for complying in all material respects with all applicable provisions of the Americans with Disabilities
Act of 1990, as such act may be amended from time to time, and all regulations promulgated thereunder (collectively, the "ADA"), as it affects the Properties, including, but not limited to, making required "readily achievable" changes to remove any architectural or communications barriers, and providing auxiliary aides and services within the Properties. Lessee further agrees that any and all alterations made to the Properties during the Lease Term will comply with the requirements of the ADA. Except for the renovations contemplated by
Schedule 16.C, all plans for alterations which must be submitted to Lessor under the provisions of Section 18 must include a statement from a licensed architect or engineer certifying that they have reviewed the plans, and that the plans comply with all applicable provisions of the ADA. Any subsequent approval or consent to the plans by Lessor shall not be deemed to be a representation of Lessor's part that the plans comply with the ADA, which obligation shall remain with Lessee. Lessee agrees that it will defend, indemnify and hold harmless the Indemnified Parties from and against any and all Losses caused by, incurred or resulting from Lessee's failure to comply in any respect (whether material or immaterial) with the ADA.

D. Lessee represents and warrants to Lessor and Environmental Insurer as follows:

(i) To Lessee's actual knowledge and except as disclosed in the Questionnaires, none of the Properties nor Lessee are in violation of, or subject to, any pending or threatened investigation or inquiry by any Governmental Authority or to any remedial obligations under any Environmental Laws.

(ii) To Lessee's actual knowledge and except as disclosed in the Questionnaires, all permits, licenses or similar authorizations to construct, occupy, operate or use any buildings, improvements, fixtures and equipment forming a part of any of the Properties by reason of any Environmental Laws have been obtained.

(iii) To Lessee's actual knowledge and except as disclosed in the Questionnaires, no Hazardous Materials have been used, handled, manufactured, generated, produced, stored, treated, processed, transferred, disposed of or otherwise Released in, on, under, from or about any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws.

(iv) To Lessee's actual knowledge and except as disclosed in the Questionnaires, the Properties do not contain Hazardous Materials, other than in De Minimis Amounts or in compliance with Environmental Laws, or underground storage tanks.

(v) To Lessee's actual knowledge and except as disclosed in the Questionnaires, there is no threat of any Release migrating to any of the Properties.

(vi) To Lessee's actual knowledge and except as disclosed in the Questionnaires, there is no past or present non-compliance with Environmental Laws, or with permits issued pursuant thereto, in connection with any of the Properties.

(vii) Lessee has not received any written or oral notice or other communication from any person or entity (including but not limited to a Governmental Authority) relating to Hazardous Materials or Remediation thereof, of possible liability of any person or entity pursuant to any Environmental Law, other environmental conditions in connection with any of the Properties, or any actual or potential administrative or judicial proceedings in connection with any of the foregoing.

(viii) Lessee has truthfully and fully provided to Lessor, in writing, any and all information relating to environmental conditions in, on, under or from the Properties that is known to Lessee, as of the Effective Date, and that is contained in Lessee's files and records, including but not limited to any reports relating to Hazardous Materials in, on, under or from any of the Properties.

(ix) To Lessee's actual knowledge and except as disclosed in the
Questionnaires: all uses and operations on or of the Properties, whether by Lessee or any other person or entity, have been in compliance with all Environmental Laws and permits issued pursuant thereto; there have been no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; there are no Hazardous Materials in, on, or under any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; and the Properties have been kept free and clear of all liens and other encumbrances imposed pursuant to any Environmental Law (the "Environmental Liens"). Lessee has not knowingly allowed any tenant or other user of any of the Properties to do any act that materially increased the dangers to human health or the environment, posed an unreasonable risk of harm to any person or entity (whether on or off the Properties), impaired the value of any of the Properties, is contrary to any requirement of any insurer, constituted a public or private nuisance, constituted waste, or violated any covenant, condition, agreement or easement applicable to any of the Properties.

E. Lessee covenants to Lessor and Environmental Insurer during the Lease Term that: (i) the Properties shall not be in violation of or subject to any investigation or inquiry by any Governmental Authority or to any remedial obligations under any Environmental Laws except for such violations or investigations or inquiries which relate to Hazardous Materials in De Minimis Amounts. If any investigation or inquiry is initiated by any Governmental Authority (except for investigations or inquiries which relate to Hazardous Materials in De Minimis Amounts), Lessee shall promptly notify Lessor;

(ii) all uses and operations on or of each of the Properties, whether by Lessee or any other person or entity, shall be in compliance with all Environmental Laws and permits issued pursuant thereto; (iii) there shall be no Releases in, on, under or from any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; (iv) there shall be no Hazardous Materials in, on, or under any of the Properties, except in De Minimis Amounts or in compliance with Environmental Laws; (v) Lessee shall keep each of the Properties free and clear of all Environmental Liens, whether due to any act or omission of Lessee or any other person or entity;
(vi) Lessee shall, at its sole cost and expense, fully and expeditiously cooperate in all activities pursuant to subsection F below, including but not limited to providing all relevant information and making knowledgeable persons available for interviews; (vii) in the event that Lessor notifies Lessee that it has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred, Lessee shall, at its sole cost and expense, perform any environmental site assessment or other investigation of environmental conditions in connection with any of the Properties as may be reasonably requested by Lessor (including but not limited to sampling, testing and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas), and share with Lessor and Environmental Insurer the reports and other results thereof, and Lessor, Environmental Insurer and the other Indemnified Parties shall be entitled to rely on such reports and other results thereof; (viii) Lessee shall, at its sole cost and expense, comply with all reasonable written requests of Lessor to (1) reasonably effectuate Remediation of any condition (including but not limited to a Release) in, on, under or from any of the Properties; (2) comply with any Environmental Law; (3) comply with any directive from any Governmental Authority; and (4) take any other reasonable action necessary or appropriate for protection of human health or the environment; (ix) Lessee shall not do or allow any tenant or other user of any of the Properties to do any act that materially increases the dangers to human health or the environment, poses an unreasonable risk of harm to any person or entity (whether on or off any of the Properties), impairs or may impair the value of any of the Properties, is contrary to any requirement of any insurer, constitutes a public or private nuisance, constitutes waste, or violates any covenant, condition, agreement or easement applicable to any of the Properties; and (x) Lessee shall immediately notify Lessor in writing of (A) any presence of Releases or Threatened Releases in, on, under, from or migrating towards any of the Properties; (B) any non-compliance with any Environmental Laws related in any way to any of the Properties; (C) any actual or potential Environmental Lien;
(D) any required or proposed Remediation of environmental conditions relating to any of the Properties; and (E) any written or oral notice or other communication of which Lessee becomes aware from any source whatsoever (including but not limited to a Governmental Authority) relating in any way to Hazardous Materials or Remediation thereof, asserted liability of Lessee with respect to the Properties pursuant to any Environmental Law, other environmental conditions in connection with any of the Properties, or any actual or potential administrative or judicial proceedings in connection with anything referred to in this Section.

F. Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor, including but not limited to any receiver, any representative of a Governmental Authority, and any environmental consultant, shall have the right, but not the obligation, to enter upon the Properties at all reasonable times (including, without limitation, in connection with any Securitization, Participation or Transfer or in connection with a proposed sale or conveyance of any of the Properties or a proposed financing or refinancing secured by any of the Properties or in connection with the exercise of any remedies set forth in this Lease, the Mortgages or the other Loan Documents, as applicable) to assess any and all aspects of the environmental condition of the Properties and its use, including but not limited to conducting any environmental assessment or audit (the scope of which shall be determined in the sole and absolute discretion of the party conducting the assessment) and taking samples of soil, groundwater or other water, air, or building materials, and conducting other invasive testing; provided, however, that any such persons (except in emergencies) shall use reasonable efforts to undertake any such assessments or investigations so as to minimize the impact on Lessee's business operations at the Properties. Lessee shall cooperate with and provide access to Lessor, Lender, Environmental Insurer and any other person or entity designated by Lessor. Any such assessment and investigation shall be at Lessor's sole cost and expense unless at the time of any such assessment or investigation Lessor has knowledge of a Release or a Threatened Release at any of the Properties or has a reasonable basis to believe that a material violation of Environmental Laws at any of the Properties may have occurred or an Event of Default has occurred and is continuing, in which case Lessee shall be responsible for the cost of any such assessment or investigation.

G. Lessee shall, at its sole cost and expense, protect, defend, indemnify, release and hold harmless each of the Indemnified Parties for, from and against any and all Losses (excluding Losses suffered by an Indemnified Party directly arising out of such Indemnified Party's gross negligence or willful misconduct; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) and costs of Remediation (whether or not performed voluntarily), engineers' fees, environmental consultants' fees, and costs of investigation (including but not limited to sampling, testing, and analysis of soil, water, air, building materials and other materials and substances whether solid, liquid or gas) imposed upon or incurred by or asserted against any Indemnified Parties, and directly or indirectly arising out of or in any way relating to any one or more of the following: (i) any presence of any Hazardous Materials in, on, above, or under any of the Properties; (ii) any past or present Release or Threatened Release in, on, above, under or from any of the Properties;
(iii) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual, proposed or threatened use, treatment, storage, holding, existence, disposition or other Release, generation, production, manufacturing, processing, refining, control, management, abatement, removal, handling, transfer or transportation to or from any of the Properties of any Hazardous Materials at any time located in, under, on or above any of the Properties;
(iv) any activity by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties in connection with any actual or proposed Remediation of any Hazardous Materials at any time located in, under, on or above any of the Properties, whether or not such Remediation is voluntary or pursuant to court or administrative order, including but not limited to any removal, remedial or corrective action; (v) any past, present or threatened non-compliance or violations of any Environmental Laws
(or permits issued pursuant to any Environmental Law) in connection with any of the Properties or operations thereon, including but not limited to any failure by Lessee, any person or entity affiliated with Lessee or any other tenant or other user of any of the Properties to comply with any order of any Governmental Authority in connection with any Environmental Laws; (vi) the imposition, recording or filing or the threatened imposition, recording or filing of any Environmental Lien encumbering any of the Properties; (vii) any administrative processes or proceedings or judicial proceedings in any way connected with any matter addressed in this Section; (viii) any past, present or threatened injury to, destruction of or loss of natural resources in any way connected with any of the Properties, including but not limited to costs to investigate and assess such injury, destruction or loss; (ix) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties in arranging for disposal or treatment, or arranging with a transporter for transport for disposal or treatment, of Hazardous Materials owned or possessed by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, at any facility or incineration vessel owned or operated by another person or entity and containing such or similar Hazardous Materials; (x) any acts of Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, in accepting any Hazardous Materials for transport to disposal or treatment facilities, incineration vessels or sites selected by Lessee, any person or entity affiliated with Lessee or any other tenant or user of any of the Properties, from which there is a Release, or a Threatened Release of any Hazardous Materials which causes the incurrence of costs for Remediation; (xi) any personal injury, wrongful death, or property damage arising under any statutory or common law or tort law theory relating to any of the Properties, including but not limited to damages assessed for the maintenance of a private or public nuisance or for the conducting of an abnormally dangerous activity on or near any of the Properties; and (xii) any misrepresentation or inaccuracy in any representation or warranty or material breach or failure to perform any covenants or other obligations pursuant to this Section.

H. The obligations of Lessee and the rights and remedies of the Indemnified Parties under the foregoing subsections D through G shall survive the termination, expiration and/or release of this Lease but only with respect to matters arising or occurring prior to or during the Lease Term.

17. Condition of Properties; Maintenance. Lessee, at its own expense, will maintain all parts of each of the Properties in good repair and sound condition, except for ordinary wear and tear, and will take all action and will make all structural and non-structural, foreseen and unforeseen and ordinary and extraordinary changes and repairs or replacements which may be required to keep all parts of each of the Properties in good repair and sound condition. Lessee waives any right to (i) require Lessor to maintain, repair or rebuild all or any part of any of the Properties or (ii) make repairs at the expense of Lessor, pursuant to any Applicable Regulations at any time in effect; provided that, the foregoing provisions shall not limit any obligations Lessor may have under Section 21.D with respect to the disbursement of the Net Restoration Amount.

18. Waste; Alterations and Improvements. Lessee shall not commit actual or constructive waste upon any of the Properties. Without the prior written consent of Lessor, which consent shall not be unreasonably withheld or conditioned, Lessee shall not (a) make any additions to or alter the structural elements of the improvements at any of the Properties, which shall mean additions or alterations which would either affect the foundation or "footprint" of any building located at any of the Properties or involve load-bearing walls, structural beams, columns or supports, or the roof, provided that, adding or replacing windows shall not be deemed an addition or alteration to the structural elements of the improvements at any of the Properties,
(b) alter any material part of any building system of any of the Properties in any manner, other than replacements of parts of any building system with parts of like kind and of equal or greater value, or (c) make any other change or related series of other changes to any Property that is estimated to cost in excess of $50,000 per Property, other than changes in the color or style of wall colors/coverings, floor coverings or treatments or changes to (or alterations of) exterior colors (any of (a), (b) or (c) being hereinafter referred to as a "Material Alteration" and any alteration that does not constitute a Material Alteration is hereinafter referred to as a "Non-Material Alteration"). Lessee may undertake a Non-Material Alteration to any Property without Lessor's consent. Lessor hereby consents to Lessee undertaking the alterations to the Properties described on Schedule 16.C to comply with the requirements of the settlement disclosed on Schedule 16.C. If Lessor's consent is required hereunder to any alterations and Lessor consents to the making of any such alterations, the same shall be made according to plans and specifications approved by Lessor and subject to such other conditions as Lessor shall require. All alterations shall be made by Lessee at Lessee's sole expense by licensed contractors and in accordance with all applicable laws governing such alterations. Any work at any time commenced by Lessee on any of the Properties shall be prosecuted diligently to completion, shall be of good workmanship and materials and shall comply fully with all the terms of this Lease. Upon completion of any Material Alteration, Lessee shall promptly provide Lessor with (i) evidence of full payment to all laborers and materialmen contributing to the alterations, (ii) an architect's certificate certifying the alterations to have been completed in conformity with the plans and specifications, (iii) a certificate of occupancy (if the alterations are of such a nature as would require the issuance of a certificate of occupancy), and (iv) any other documents or information reasonably requested by Lessor. Upon completion of any Non-Material Alteration for which a permit was issued, Lessee shall promptly provide Lessor with a copy of such permit and evidence that the Governmental Authority which issued the permit has signed off on the work done pursuant to such permit (to the extent such sign off is required by Applicable Regulations). Any addition to or alteration of any of the Properties shall automatically be deemed a part of the Properties and belong to Lessor, and Lessee shall execute and deliver to Lessor such instruments as Lessor may require to evidence the ownership by Lessor of such addition or alteration. Lessee shall execute and file or record, as appropriate, a "Notice of Non-Responsibility," or any equivalent notice permitted under applicable law in the states where the applicable Properties are located.

19. Indemnification. Lessee shall indemnify, protect, defend and hold harmless each of the Indemnified Parties from and against any and all Losses (excluding Losses suffered by an Indemnified Party arising out of the gross negligence or willful misconduct of such Indemnified Party; provided, however, that the term "gross negligence" shall not include gross negligence imputed as a matter of law to any of the Indemnified Parties solely by reason of the Lessor's interest in any of the Properties or Lessor's failure to act in respect of matters which are or were the obligation of Lessee under this Lease) caused by, incurred or resulting from Lessee's operations of or relating in any manner to any of the Properties, whether relating to their original design or construction, latent defects, alteration, maintenance, use by Lessee or any person thereon, supervision or otherwise, or from any breach of, default under, or failure to perform, any term or provision of this Lease by Lessee, its officers, employees, agents or other persons, or to which any Indemnified
Party is subject because of Lessor's or Remainderman's interest in any of the Properties, including, without limitation, Losses arising from (1) any accident, injury to or death of any person or loss of or damage to property occurring in, on or about any of the Properties or portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways, (2) any use, non-use or condition in, on or about, or possession, alteration, repair, operation, maintenance or management of, any of the Properties or any portion thereof or on the adjoining sidewalks, curbs, parking areas, streets or ways,
(3) any representation or warranty made herein by Lessee, in any certificate delivered in connection herewith or in any other agreement to which Lessee is a party or pursuant thereto being false or misleading in any material respect as of the date of such representation or warranty was made, (4) performance of any labor or services or the furnishing of any materials or other property in respect to any of the Properties or any portion thereof, (5) any taxes, assessments or other charges which Lessee is required to pay under Section 10,
(6) any lien, encumbrance or claim arising on or against any of the Properties or any portion thereof under any Applicable Regulation or otherwise which Lessee is obligated hereunder to remove and discharge, or the failure to comply with any Applicable Regulation, (7) the claims of any invitees, patrons, licensees or subtenants of all or any portion of any of the Properties or any Person acting through or under Lessee or otherwise acting under or as a consequence of this Lease or any sublease, (8) any act or omission of Lessee or its agents, contractors, licensees, subtenants or invitees, (9) any contest referred to in Section 10, (10) the sale of liquor, beer or wine on any of the Properties, and (11) any failure of Lessee to comply with any obligation of the lessor in any Existing Lease and any claim made by the lessee under any Existing Lease. It is expressly understood and agreed that Lessee's obligations under this Section shall survive the expiration or earlier termination of this Lease for any reason but only with respect to matters arising or occurring prior to or during the Lease Term.

20. Quiet Enjoyment. So long as Lessee shall pay the rental and other sums herein provided and shall keep and perform all of the terms, covenants and conditions on its part herein contained, Lessee shall have, subject and subordinate to Lessor's rights herein, the right to the peaceful and quiet occupancy of the Properties. Notwithstanding the foregoing, however, in no event shall Lessee be entitled to bring any action against Lessor to enforce its rights hereunder if an Event of Default shall have occurred and be continuing.

21. Condemnation or Destruction. A. In the event of a taking of all or any part of any of the Properties for any public or quasi-public purpose by any lawful power or authority by exercise of the right of condemnation or eminent domain or by agreement between Lessor, Lessee and those authorized to exercise such right ("Taking") or the commencement of any proceedings or negotiations which might result in a Taking or any material damage to or destruction of any of the Properties or any part thereof (a "Casualty"), Lessee will promptly give written notice thereof to Lessor, generally describing the nature and extent of such Taking, proceedings, negotiations or Casualty and including copies of any documents or notices received in connection therewith. Thereafter, Lessee shall promptly send Lessor copies of all correspondence and pleadings relating to any such Taking, proceedings, negotiations or Casualty. During all periods of time following a Casualty, Lessee shall ensure that the subject Property is secure and does not pose any risk of harm to adjoining property owners or occupants or third-parties.

B. In the event of (i) a Taking of all of any of the Properties, other than for temporary use, (ii) a Taking of substantially all of any of the Properties (other than for temporary use) that results in Lessee making a good faith determination that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic (each of (i) and (ii), a "Total Taking"), or (iii) a Casualty of all or substantially all of any of the Properties that results in Lessee making a good faith determination that the restoration and continued use of such Property as a Permitted Facility would be uneconomic (a "Total Casualty"), Lessor shall be entitled to receive the entire award, insurance proceeds or payment in connection therewith without deduction for any estate vested in Lessee by this Lease. Lessee hereby expressly assigns to Lessor all of its right, title and interest in and to every such award, insurance proceeds or payment and agrees that Lessee shall not be entitled to any award, insurance proceeds or payment for the value of Lessee's leasehold interest in this Lease. Lessee shall be entitled to claim and receive any award or payment from the condemning authority expressly granted for the taking of Personalty, the interruption of its business and moving expenses, but only if such claim or award does not adversely affect or interfere with the prosecution of Lessor's claim for the Total Taking or otherwise reduce the amount recoverable by Lessor for the Total Taking.
Lessee shall be entitled to claim and receive any insurance proceeds with respect to the Personalty, the interruption of its business and moving expenses, but only if such claim or proceeds does not adversely affect or interfere with the prosecution of Lessor's claim for the Total Casualty or otherwise reduce the amount recoverable by Lessor for the Total Casualty.

In the event of a Total Taking or Total Casualty, Lessee shall have the right to terminate this Lease with respect to the applicable Property by notice
(the "Termination Notice") given to Lessor not later than 30 days after the Total Taking or Total Casualty, as applicable. The Termination Notice must:
(i) specify a date on which this Lease with respect to such Property shall terminate, which date shall be the last day of a calendar month occurring not earlier than 120 days and not later than 150 days after the delivery of such notice (the "Early Termination Date"); (ii) contain a certificate executed by the president, chief financial officer or treasurer of Lessee which (X) describes the Total Taking or Total Casualty, (Y) represents and warrants that either the whole of such Property has been taken, or that substantially all of such Property has been taken and Lessee has determined in good faith that the restoration and continued use of the remainder of such Property as a Permitted Facility would be uneconomic, or that either the whole or substantially all of such Property has been damaged or destroyed and Lessee has determined in good faith that the restoration and continued use of such Property as a Permitted Facility would be uneconomic, and (Z) contains a covenant by Lessee that neither Lessee or any Affiliate of Lessee will use such Property for a period of 2 years following the Early Termination Date; and (iii) if the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, contain either (X) an irrevocable rejectable written offer (the "Rejectable Offer") of Lessee to purchase Lessor's interest in such Property and in the net award for such Total Taking or net insurance proceeds for such Total Casualty, as applicable, after deducting all costs, fees and expenses incident to the collection thereof, including all costs and expenses incurred by Lessor and Lender in connection therewith (the "Net Award") on the Early Termination Date for a purchase price equal to the Stipulated Loss Value (as defined below) for such Property, or (Y) a Rejectable Substitution Offer to substitute a Substitute Property satisfying the applicable requirements of Section 57.A for such Property and Lessor's interest in the Net Award. As used herein, the term "Stipulated Loss Value" shall mean the sum of (a) the product of the percentage specified on Schedule I attached hereto which corresponds to the Early Termination Date multiplied by the Purchase Price for such Property, plus (b) all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, plus (c) in the event of a Total Casualty only, the Prepayment Charges corresponding to such Property.
In the event of a termination of this Lease with respect to a Property pursuant to this Section 21.B which does not involve the acceptance (or deemed acceptance) of a Rejectable Substitution Offer, the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect.

If the Early Termination Date shall occur prior to the commencement of any extension options which may be exercised pursuant to Section 27, Lessor shall have 90 days from the delivery of the Termination Notice to deliver to Lessee written notice of its election to either accept or reject any Rejectable Offer or Rejectable Substitution Offer contained in the Termination Notice.
Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of the applicable Rejectable Offer or Rejectable Substitution Offer. If the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer or Rejectable Substitution Offer by Lessor shall not be effective unless it is consented to in writing by the Lender and such written consent is delivered to Lessee within such 90-day period.

If Lessor accepts the Rejectable Offer or is deemed to have accepted the Rejectable Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessor shall sell and convey, and Lessee shall purchase for the applicable Stipulated Loss Value, Lessor's interest in such Property and the Net Award. Lessee's obligations under this Lease with respect to such Property shall not be terminated until the applicable Stipulated Loss Value is paid in full.
Upon such payment, (i) Lessor shall convey such Property to Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to such Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), and (ii) all obligations of either party hereunder with respect to such Property shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties.

If Lessor accepts the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer or if, while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender, then, on the Early Termination Date, Lessee shall complete such substitution, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57. Upon such substitution
(i) Lessee shall be entitled to claim and receive the Net Award and (ii) all obligations of either party hereunder with respect to the Property being replaced shall cease as of the Early Termination Date, provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease with respect to such Property. This Lease shall, however, continue in full force and effect with respect to all other Properties.

Lessee shall be solely responsible for the payment of all costs and expenses incurred in connection with the conveyance of a Property to Lessee pursuant to this Section 21, including, without limitation, to the extent applicable, the cost of title insurance, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, taxes imposed on Lessor as a result of such conveyance, taxes imposed in connection with the transfer of a Property to Lessee or the termination of this Lease with respect to a Property pursuant to the provisions of this Section 21, Lessee's attorneys' fees and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender.

If Lessor rejects the Rejectable Offer or Rejectable Substitution Offer and, as long as the Mortgage corresponding to the Property subject to such Rejectable Offer or Rejectable Substitution Offer is still outstanding, such rejection is consented to in writing by Lender (and such written consent delivered to Lessee within the applicable 90-day period), or if the Early Termination Date shall occur after the commencement of any extension options exercised pursuant to Section 27, then (i) the Net Award shall be paid to and belong to Lessor, (ii) on the Early Termination Date, Lessee shall pay to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease, and (iii) all obligations of either party hereunder shall cease as of the Early Termination Date with respect to the applicable Property, provided, however, Lessee's obligations to the Indemnified Parties with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Termination Date shall survive the termination of this Lease. This Lease shall, however, continue in full force and effect with respect to all other Properties.

C. In the event of a Taking of all or any part of any of the Properties for a temporary use ("Temporary Taking"), this Lease shall remain in full force and effect without any reduction of Base Annual Rental, Additional Rental or any other sum payable hereunder. Except as provided below, Lessee shall be entitled to the entire award for a Temporary Taking, whether paid by damages, rent or otherwise, unless the period of occupation and use by the condemning authorities shall extend beyond the date of expiration of this Lease, in which case the award made for such Taking shall be apportioned between Lessor and Lessee as of the date of such expiration. At the termination of any such Temporary Taking, Lessee will, at its own cost and expense and pursuant to the terms of Section 18 above, promptly commence and complete the restoration of the Property affected by such Temporary Taking; provided, however, Lessee shall not be required to restore such Property if the Lease Term shall expire prior to, or within one year after, the date of termination of such Temporary Taking, and in such event Lessor shall be entitled to recover the entire award relating to the Temporary Taking.

D. In the event of a Taking which is not a Total Taking or a Temporary Taking ("Partial Taking") or of a Casualty which is not a Total Casualty (a "Partial Casualty"), all awards, compensation or damages shall be paid to Lessor, and Lessor shall have the option to (i) terminate this Lease with respect to the Property affected, provided that, as long as the Mortgage corresponding to the applicable Property is still outstanding, Lessor shall have obtained Lender's prior written consent, by notifying Lessee within 60 days after Lessee gives Lessor notice of such Partial Casualty or that title has vested in the taking authority or (ii) continue this Lease in effect, which election may be evidenced by either a notice from Lessor to Lessee or Lessor's failure to notify Lessee that Lessor has elected to terminate this Lease with respect to such Property within such 60-day period. Lessee shall have a period of 60 days after Lessor's notice that it has elected to terminate this Lease with respect to such Property during which to elect to continue this Lease with respect to such Property on the terms herein provided. If Lessor elects to terminate this Lease with respect to such Property and Lessee does not elect to continue this Lease with respect to such Property or shall fail during such 60-day period to notify Lessor of Lessee's intent to continue this Lease with respect to such Property, then this Lease shall terminate with respect to such Property as of the last day of the month during which such period expired. Lessee shall then immediately vacate and surrender such Property, all obligations of either party hereunder with respect to such Property shall cease as of the date of termination (provided, however, Lessee's obligations to the Indemnified Parties under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and
19) and Lessee's obligations to pay Base Annual Rental, Additional Rental and all other sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the date of termination shall survive such termination) and Lessor may retain all such awards, compensation or damages. The Lease shall continue in full force and effect with respect to all other Properties. If Lessor elects not to terminate this Lease with respect to such Property, or if Lessor elects to terminate this Lease with respect to such Property but Lessee elects to continue this Lease with respect to such Property, then this Lease shall continue in full force and effect on the following terms: (i) all Base Annual Rental, Additional Rental and other sums and obligations due under this Lease shall continue unabated, and (ii) Lessee shall promptly commence and diligently prosecute restoration of such Property to the same condition, as nearly as practicable, as prior to such Partial Taking or Partial Casualty as approved by Lessor. Subject to reasonable conditions for disbursement imposed by Lessor, Lessor shall promptly make available in installments as restoration progresses an amount up to but not exceeding the amount of any award, compensation or damages received by Lessor after deducting all costs, fees and expenses incident to the collection thereof, including all costs and expenses incurred by Lessor and Lender in connection therewith (the "Net Restoration Amount"), upon request of Lessee accompanied by evidence reasonably satisfactory to Lessor that such amount has been paid or is due and payable and is properly a part of such costs and that Lessee has complied with the terms of Section 18
above in connection with the restoration.    Prior to the disbursement of any
portion of the Net Restoration Amount with respect to a Partial Casualty, Lessee shall provide evidence reasonably satisfactory to Lessor of the payment of restoration expenses by Lessee up to the amount of the insurance deductible applicable to such Partial Casualty. Lessor shall be entitled to keep any portion of the Net Restoration Amount which may be in excess of the cost of restoration, subject to the rights of Lender under the Loan Documents, and Lessee shall bear all additional costs, fees and expenses of such restoration in excess of the Net Restoration Amount. If this Lease is terminated with respect to any Property as a result of a Partial Casualty, simultaneously with such termination Lessee shall pay Lessor an amount equal to the insurance deductible applicable to such Partial Casualty.

E. Any loss under any property damage insurance required to be maintained by Lessee shall be adjusted by Lessor and Lessee. Any award relating to a Total Taking or a Partial Taking shall be adjusted by Lessor or, at Lessor's election, Lessee. Notwithstanding the foregoing or any other provisions of this Section to the contrary, if at the time of any Taking or any Casualty or at any time thereafter Lessee shall be in default under this Lease and such default shall be continuing, Lessor is hereby authorized and empowered, upon written notice to Lessee, but shall not be obligated, in the name and on behalf of Lessee and otherwise, to file and prosecute Lessee's claim, if any, for an award on account of such Taking or for insurance proceeds on account of such Casualty and to collect such award or proceeds and apply the same, after deducting all costs, fees and expenses incident to the collection thereof, to the curing of such default and any other then existing default under this Lease and/or to the payment of any amounts owed by Lessee to Lessor under this Lease, in such order, priority and proportions as Lessor in its discretion shall deem proper.

F. Notwithstanding the foregoing, nothing in this Section 21 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

22. Inspection. Lessor and its authorized representatives shall, at its and their sole cost and expense (except as otherwise provided in this Lease), have the right, upon reasonable advance notice, to enter any of the Properties or any part thereof during normal business hours in order to inspect the same and make photographic or other evidence concerning Lessee's compliance with the terms of this Lease or in order to show the Properties to prospective purchasers and lenders. Lessee hereby waives any claim for damages for any injury or inconvenience to or interference with Lessee's business, any loss of occupancy or quiet enjoyment of any of the Properties and any other loss occasioned by such entry so long as Lessor shall have used reasonable efforts not to unreasonably interrupt Lessee's normal business operations. Lessee shall keep and maintain at the Properties or Lessee's corporate headquarters full, complete and appropriate books of account and records of Lessee's business relating to the Properties in accordance with Lessee's standard accounting practices. Lessee's books and records shall be open for inspection at reasonable times and upon reasonable notice by Lessor, Lender and their respective auditors or other authorized representatives and shall show such information as is reasonably necessary to determine compliance with Lessor's obligations under the Loan Documents.

23. Default, Remedies and Measure of Damages. A. Each of the following shall be an event of default under this Lease (each, an "Event of Default"):

(i) If any representation or warranty of Lessee set forth in this Lease is false in any material respect, or if Lessee renders any statement or account which is false in any material respect;

(ii) If any rent or other monetary sum due under this Lease is not paid within five days from the date when due; provided, however, notwithstanding the occurrence of such an Event of Default, (x) Lessor shall not be entitled to exercise its remedies set forth below unless and until Lessor shall have given Lessee notice thereof and a period of five days from the delivery of such notice shall have elapsed without such Event of Default being cured, and
(y) if such Event of Default is solely because of Lessee's failure to pay any monetary sum due to Lessor under this Lease (other than rent), Lessee shall not lose any of its rights under this Lease unless and until Lessor shall have given Lessee notice thereof and a period of five days from the delivery of such notice shall have elapsed without such Event of Default being cured;

(iii) If Lessee fails to pay, prior to delinquency, any taxes, assessments or other charges, the failure of which to pay will result in the imposition of a lien against any of the Properties or the rental or other payments due under this Lease or a claim against Lessor, unless Lessee is contesting such taxes, assessments or other charges in accordance with the provisions of Section 10 of this Lease;

(iv) If Lessee becomes insolvent within the meaning of the Code, files or notifies Lessor that it intends to file a petition under the Code, initiates a proceeding under any similar law or statute relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts (collectively, hereinafter, an "Action"), becomes the subject of either a petition under the Code or an Action which is not dissolved within 90 days after filing, or is not generally paying its debts as the same become due;

(v) If Lessee vacates or abandons any of the Properties other than in accordance with the provisions of Section 15 of this Lease;

(vi) If Lessee fails to observe or perform any of the other covenants
(except with respect to a breach of the Aggregate Fixed Charge Coverage
Ratio, which breach is addressed in subitem (ix) below), conditions or obligations of this Lease; provided, however, if any such failure does not involve the payment of any monetary sum, is not willful or intentional, does not place any rights or property of Lessor in immediate jeopardy, and is within the reasonable power of Lessee to promptly cure after receipt of notice thereof, all as determined by Lessor in its reasonable discretion, then such failure shall not constitute an Event of Default hereunder, unless otherwise expressly provided herein, unless and until Lessor shall have given Lessee notice thereof and a period of 30 days shall have elapsed, during which period Lessee may correct or cure such failure, upon failure of which an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required. If such failure cannot reasonably be cured within such 30 day period, as determined by Lessor in its reasonable discretion, and Lessee is diligently pursuing a cure of such failure, then Lessee shall have a reasonable period to cure such failure beyond such 30 day period, which shall in no event exceed 90 days after receiving notice of such failure from Lessor. If Lessee shall fail to correct or cure such failure within such 90-day period, an Event of Default shall be deemed to have occurred hereunder without further notice or demand of any kind being required;

(vii) If there is an "Event of Default" or a breach or default, after the passage of all applicable notice and cure or grace periods, under any other Sale-Leaseback Document;

(viii) If a final, nonappealable judgment is rendered by a court against Lessee which has a material adverse effect on either the ability to conduct business at any of the Properties for its intended use or Lessee's ability to perform its obligations under this Lease, or is in the amount of $250,000.00 or more, and in either event is not discharged or provision made for such discharge within 60 days from the date of entry thereof;

(ix) If there is a breach of the Aggregate Fixed Charge Coverage Ratio requirement and Lessor shall have given Lessee notice thereof and Lessee shall have failed within a period of 10 days from the delivery of such notice to either:

(1) deliver a Rejectable Substitution Offer to Lessor for the substitution of such Substitute Properties satisfying the applicable requirements of Section 57.A for the Properties (starting with the Property with the lowest "Fixed Charge Coverage Ratio" (determined as contemplated in the following sentence) and proceeding in ascending order to the Property with the next lowest Fixed Charge Coverage Ratio) as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement;

(2) deliver a Rejectable Purchase Offer to Lessor to purchase such of the Properties (starting with the Property with the lowest Fixed Charge Coverage Ratio and proceeding in ascending order to the Property with the next lowest Fixed Charge Coverage Ratio) as is necessary to cure the breach of the Aggregate Fixed Charge Coverage Ratio requirement; or

(3) deliver notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount (as hereinafter defined) on the first day of the calendar month immediately following the date such notice is delivered.

For purposes of the preceding subitems (1) and (2), the definitions set forth in Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect.

If Lessee makes a Rejectable Substitution Offer or Rejectable Purchase Offer as contemplated by subitems (1) and (2) above, unless Lessor rejects such Rejectable Substitution Offer or Rejectable Purchase Offer or elects a Forced Sale Election as contemplated by Section 57 or 58, as applicable, the failure of Lessee to complete such substitutions or purchases within the time period contemplated by Section 57 or 58, as applicable, shall be deemed an Event of Default without further notice or demand of any kind being required. If Lessee delivers notice to Lessor that it has elected to pay the FCCR Rent Prepayment Amount as provided in subitem (3) above, the failure of Lessee to pay Lessor the FCCR Rent Prepayment Amount on the first day of the calendar month immediately following the date such notice is delivered shall be deemed an Event of Default without further notice or demand of any kind being required.

In the event Lessee elects to pay Lessor the FCCR Rent Prepayment Amount as provided in subitem (3) above, Base Monthly Rental beginning with the calendar month in which such payment is made shall be equal to the Base Monthly Rental then in effect reduced by the FCCR Rent Reduction Amount (as hereinafter defined).

For purposes of this Section 23.A(ix), the following terms shall be defined as set forth below:

"FCCR Rent Prepayment Amount" means the present value, discounted on a monthly basis at 9.7% per annum, of the FCCR Rent Reduction Amount for each month beginning with the calendar month in which the FCCR Rent Prepayment Amount is paid and ending with the calendar month of January, 2022, inclusive.

"FCCR Rent Reduction Amount" the product of (x) the Base Monthly Rental for the last month of the fiscal year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred and (y) the Fixed Charge Coverage Shortfall Percentage. For purposes of illustration and not limitation, if
(i) Lessee's Aggregate Fixed Charge Coverage Ratio for the fiscal year ending January 31, 2010 was 1.0:1 (which results in a Fixed Charge Coverage Shortfall Percentage of 20%), (ii) Lessee paid the FCCR Rent Prepayment Amount on September 1, 2010, and (iii) the Base Monthly Rental for January, 2010 was $100, then the Base Monthly Rental payment beginning on September 1, 2010 shall be equal to the Base Monthly Rental for August, 2010 reduced by the sum of $20.

"Fixed Charge Coverage Shortfall Percentage" means the percentage represented by (x) 1 minus (y) a fraction, the numerator of which shall be the Aggregate Fixed Charge Coverage Ratio for the fiscal year for which the breach of the Aggregate Fixed Charge Coverage Ratio requirement occurred, and the denominator of which shall be 1.25:1.

Notwithstanding the foregoing, if, within a 30 day period after the delivery of Lessor's notice to Lessee of Lessee's breach of the Aggregate Fixed Charge Coverage Ratio requirement, Lessee provides evidence satisfactory to Lessor that the Aggregate Fixed Charge Coverage Ratio is at least 1.25:1 for the twelve calendar month period immediately preceding the delivery to Lessor of such evidence, no Event of Default shall be deemed to have occurred as a result of such breach of the Aggregate Fixed Charge Coverage Ratio requirement; or

(x) If Lessee shall fail to maintain insurance in accordance with the requirements of Section 12 of this Lease.

B. Upon the occurrence of an Event of Default, with or without notice or demand, except the notice prior to default required under certain circumstances by subsection A. above or such other notice as may be required by statute and cannot be waived by Lessee (all other notices being hereby waived), Lessor shall be entitled to exercise, at its option, concurrently, successively, or in any combination, all remedies available at law or in equity, including without limitation, any one or more of the following:

(i) To terminate this Lease, whereupon Lessee's right to possession of the Properties shall cease and this Lease, except as to Lessee's liability, shall be terminated.

(ii) To reenter and take possession of any or all of the Properties and, to the extent permissible, all licenses, permits and other rights or privileges of Lessee pertaining to the use and operation of any or all of the Properties and to expel Lessee and those claiming under or through Lessee, without being deemed guilty in any manner of trespass or becoming liable for any loss or damage resulting therefrom, without resort to legal or judicial process, procedure or action. No notice from Lessor hereunder or under a forcible entry and detainer statute or similar law shall constitute an election by Lessor to terminate this Lease unless such notice specifically so states.
If Lessee shall, after an Event of Default, voluntarily give up possession of any of the Properties to Lessor, deliver to Lessor or its agents the keys to any of the Properties, or both, such actions shall be deemed to be in compliance with Lessor's rights and the acceptance thereof by Lessor or its agents shall not be deemed to constitute a termination of this Lease. Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

(iii) If Lessee has not removed the Personalty within fifteen (15) days after written notice from Lessor to Lessee and repaired all damage to the Properties caused by such removal, Lessor shall have the immediate right to cause all Personalty located on or at any or all of the Properties to be stored in a public warehouse or elsewhere at Lessee's sole expense, without becoming liable for any loss or damage resulting therefrom and without resorting to legal or judicial process, procedure or action.

(iv) To bring an action against Lessee for any damages sustained by Lessor or any equitable relief available to Lessor.

(v) To relet any or all of the Properties or any part thereof for such term or terms (including a term which extends beyond the original Lease Term), at such rentals and upon such other terms as Lessor, in its sole discretion, may determine, with all proceeds received from such reletting being applied to the rental and other sums due from Lessee in such order as Lessor may, in it sole discretion, determine, which other sums include, without limitation, all repossession costs, brokerage commissions, attorneys' fees and expenses, employee expenses, alteration, remodeling and repair costs and expenses of preparing for such reletting. Except to the extent required by applicable law, Lessor shall have no obligation to relet any of the Properties or any part thereof and shall in no event be liable for refusal or failure to relet any of the Properties or any part thereof, or, in the event of any such reletting, for refusal or failure to collect any rent due upon such reletting, and no such refusal or failure shall operate to relieve Lessee of any liability under this Lease or otherwise to affect any such liability.
Lessor reserves the right following any reentry and/or reletting to exercise its right to terminate this Lease by giving Lessee written notice thereof, in which event this Lease will terminate as specified in said notice.

(vi) (x) To recover from Lessee all rent and other monetary sums then due and owing under this Lease and (y) to accelerate and recover from Lessee all rent and other monetary sums scheduled to become due and owing under this Lease after the date of such breach for the entire original scheduled Lease Term.

(vii) To recover from Lessee all reasonable costs and expenses, including reasonable attorneys' fees, court costs, expert witness fees, costs of tests and analyses, travel and accommodation expenses, deposition and trial transcripts, copies and other similar costs and fees, paid or incurred by Lessor as a result of such breach, regardless of whether or not legal proceedings are actually commenced.

(viii) To immediately or at any time thereafter, and with or without notice, at Lessor's sole option but without any obligation to do so, correct such breach or default and charge Lessee all costs and expenses incurred by Lessor therein. Any sum or sums so paid by Lessor, together with interest at the Default Rate, shall be deemed to be Additional Rental hereunder and shall be immediately due from Lessee to Lessor. Any such acts by Lessor in correcting Lessee's breaches or defaults hereunder shall not be deemed to cure said breaches or defaults or constitute any waiver of Lessor's right to exercise any or all remedies set forth herein.

(ix) To immediately or at any time thereafter, and with or without notice, except as required herein, set off any money of Lessee held by Lessor under this Lease against any sum owing by Lessee hereunder.

(x) To exercise its rights under the License Agreement.

(xi) To seek any equitable relief available to Lessor, including, without limitation, the right of specific performance.

Upon the occurrence and during the continuance of an Event of Default, Lessor shall also have the option to purchase any Personalty (other than the Excluded Personalty) for an amount equal to the then fair market salvage value for such Personalty. If Lessor exercises such option, upon the payment of such amount, Lessee shall, at Lessee's sole cost and expense, execute and deliver to Lessor any documents or instruments necessary to transfer ownership of such Personalty to Lessor. Lessor shall have the right to offset any amounts owed by Lessee under this Lease against the purchase price for such Personalty.

All powers and remedies given by this Section to Lessor, subject to applicable law, shall be cumulative and not exclusive of one another or of any other right or remedy or of any other powers and remedies available to Lessor under this Lease, by judicial proceedings or otherwise, to enforce the performance or observance of the covenants and agreements of Lessee contained in this Lease, and no delay or omission of Lessor to exercise any right or power accruing upon the occurrence of any Event of Default shall impair any other or subsequent Event of Default or impair any rights or remedies consequent thereto. Every power and remedy given by this Section or by law to Lessor may be exercised from time to time, and as often as may be deemed expedient, by Lessor, subject at all times to Lessor's right in its sole judgment to discontinue any work commenced by Lessor or change any course of action undertaken by Lessor.

If Lessee shall fail to observe or perform any of its obligations under this Lease or in the event of an emergency, then, without waiving any Event of Default which may result from such failure or emergency, Lessor may, but without any obligation to do so, take all actions, including, without limitation, entry upon any or all of the Properties to perform Lessee's obligations, immediately and without notice in the case of an emergency and upon five days written notice to Lessee in all other cases. All expenses incurred by Lessor in connection with performing such obligations, including, without limitation, reasonable attorneys' fees and expenses, together with interest at the Default Rate from the date any such expenses were incurred by Lessor until the date of payment by Lessee, shall constitute Additional Rental and shall be paid by Lessee to Lessor upon demand.

C. Notwithstanding anything in this Section 23 or elsewhere in this Lease to the contrary, it is understood and agreed that Lessor and its successors and assigns shall have no right to operate as a franchisee of Lessee, except as contemplated by the License Agreement.

24. Liens; Mortgages, Subordination, Nondisturbance and Attornment. Lessor's interest in this Lease and/or any of the Properties shall not be subordinate to any liens or encumbrances placed upon any of the Properties by or resulting from any act of Lessee, and nothing herein contained shall be construed to require such subordination by Lessor. Lessee shall keep the Properties free from any liens for work performed, materials furnished or obligations incurred by Lessee. NOTICE IS HEREBY GIVEN THAT LESSEE IS NOT AUTHORIZED TO PLACE OR ALLOW TO BE PLACED ANY LIEN, MORTGAGE, DEED OF TRUST, SECURITY INTEREST OR ENCUMBRANCE OF ANY KIND UPON ALL OR ANY PART OF ANY OF THE PROPERTIES OR LESSEE'S LEASEHOLD INTEREST THEREIN, AND ANY SUCH PURPORTED TRANSACTION WHICH IS NOT APPROVED BY LESSOR SHALL BE VOID. FURTHERMORE, ANY SUCH PURPORTED TRANSACTION SHALL BE DEEMED A TORTIOUS INTERFERENCE WITH LESSOR'S
RELATIONSHIP WITH LESSEE AND LESSOR'S INTEREST IN THE PROPERTIES.

This Lease at all times shall automatically be subordinate to the Mortgages and to the lien of any and all ground leases, mortgages, trust deeds and deeds to secure debt now or hereafter placed upon any of the Properties by Lessor, and Lessee covenants and agrees to execute and deliver, upon demand, such further instruments subordinating this Lease to the lien of the Mortgages and any or all such ground leases, mortgages, trust deeds or deeds to secure debt as shall be desired by Lessor, or any present or proposed mortgagees or lenders under trust deeds or deeds to secure debt, upon the condition that Lessee shall have the right to remain in possession of the Properties under the terms of this Lease, notwithstanding any default in the Mortgages or any or all such ground leases, mortgages, trust deeds or deeds to secure debt or after foreclosure of any or all such Mortgages, mortgages, trust deeds or deeds to secure debt or termination of any or all such ground leases, so long as no Event of Default has occurred and is continuing.

If any landlord, mortgagee, receiver, Lender or other secured party elects to have this Lease and the interest of Lessee hereunder be superior to any of the Mortgages or any such ground lease, mortgage, trust deed or deed to secure debt and evidences such election by notice given to Lessee, then this Lease and the interest of Lessee hereunder shall be deemed superior to any such Mortgage, ground lease, mortgage, trust deed or deed to secure debt, whether this Lease was executed before or after such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and in that event such landlord, mortgagee, receiver, Lender or other secured party shall have the same rights with respect to this Lease as if it had been executed and delivered prior to the execution and delivery of such Mortgage, ground lease, mortgage, trust deed or deed to secure debt and had been assigned to such landlord, mortgagee, receiver, Lender or other secured party.

Although the foregoing provisions shall be self-operative and no future instrument of subordination shall be required, upon request by Lessor, Lessee shall execute and deliver whatever instruments may be reasonably required for such purposes, and in the event Lessee fails so to do within 10 days after demand, Lessee does hereby make, constitute and irrevocably appoint Lessor as its agent and attorney-in-fact and in its name, place and stead so to do, which appointment shall be deemed coupled with an interest.

In the event any purchaser or assignee of Lender at a foreclosure sale acquires title to any of the Properties, or in the event Lender or any assignee otherwise succeeds to the rights of Lessor as landlord under this Lease, Lessee shall attorn to Lender or such purchaser or assignee, as the case may be (a "Successor Lessor"), and recognize the Successor Lessor as lessor under this Lease, and this Lease shall continue in full force and effect as a direct lease between the Successor Lessor and Lessee, provided that the Successor Lessor shall only be liable for any obligations of the lessor under this Lease which accrue after the date that such Successor Lessor acquires title. The foregoing provision shall be self operative and effective without the execution of any further instruments.

25. Estoppel Certificate. A. At any time, and from time to time, Lessee shall, promptly and in no event later than 10 days after a request from Lessor or Lender, execute, acknowledge and deliver to Lessor or Lender a certificate in the form supplied by Lessor, Lender or any present or proposed mortgagee or purchaser designated by Lessor, certifying: (i) that Lessee has accepted the Properties (or, if Lessee has not done so, that Lessee has not accepted the Properties, and specifying the reasons therefor); (ii) that this Lease is in full force and effect and has not been modified (or if modified, setting forth all modifications), or, if this Lease is not in full force and effect, the certificate shall so specify the reasons therefor; (iii) the commencement and expiration dates of the Lease Term, including the terms of any extension options of Lessee; (iv) the date to which the rentals have been paid under this Lease and the amount thereof then payable; (v) whether there are then any existing defaults by Lessor in the performance of its obligations under this Lease, and, if there are any such defaults, specifying the nature and extent thereof; (vi) that no notice has been received by Lessee of any default under this Lease which has not been cured, except as to defaults specified in the certificate; (vii) the capacity of the person executing such certificate, and that such person is duly authorized to execute the same on behalf of Lessee;
(viii) that neither Lessor nor Lender has actual involvement in the management or control of decision making related to the operational aspects or the day-to-day operations of the Properties; and (ix) any other information reasonably requested by Lessor, Lender or such present or proposed mortgagee or purchaser.

B. If Lessee shall fail or refuse to sign a certificate in accordance with the provisions of this Section within 10 days following a request by Lessor, Lessee irrevocably constitutes and appoints Lessor as its attorney-in-fact to execute and deliver the certificate to any such third party, it being stipulated that such power of attorney is coupled with an interest and is irrevocable and binding; provided, however, that Lessor's execution and delivery of such certificate on behalf of Lessee shall not cure any default arising by reason of Lessee's failure to execute and deliver such certificate.

26. Assignment; Subletting. A. Lessor shall have the right to sell or convey all, but not less than all, of the Properties or to assign its right, title and interest as Lessor under this Lease in whole, but not in part; provided, however, the prohibition on Lessor's right to sell or convey less than all of the Properties shall not restrict Lessor's right to sell or convey Properties to Lessee pursuant to the provisions of Sections 21.B, 23.A(ix), 57 or 58 hereof. In the event of any such sale or assignment other than a security assignment, provided Lessee receives written notice that such purchaser or assignee has assumed all of Lessor's obligations under this Lease and such assignment does not increase Lessee's obligations under this Lease, Lessee shall attorn to such purchaser or assignee and Lessor shall be relieved, from and after the date of such transfer or conveyance, of liability for the performance of any obligation of Lessor contained herein, except for obligations or liabilities accrued prior to such assignment or sale.

B. Lessee acknowledges that Lessor has relied both on the business experience and creditworthiness of Lessee and upon the particular purposes for which Lessee intends to use the Properties in entering into this Lease. Except as provided below, without the prior written consent of Lessor: (i) Lessee shall not assign, transfer or convey this Lease or any interest therein, whether by operation of law or otherwise; (ii) no Subject Transfer shall occur; (iii) no interest in the Properties shall be pledged, encumbered or mortgaged by Lessee;
 and (iv) Lessee shall not sublet all or any part of any of the Properties.
It is expressly agreed that Lessor may withhold or condition such consent based upon such matters as Lessor may in its reasonable discretion determine, including, without limitation, the experience and creditworthiness of any assignee, the assumption by any assignee of all of Lessee's obligations hereunder by undertakings enforceable by Lessor, payment to Lessor of any rentals owing under a sublease which are in excess of the rentals owing hereunder, the transfer to any assignee of all necessary licenses to continue operating the Properties for the purposes herein provided, receipt of such representations and warranties from any assignee as Lessor may request, including such matters as its organization, existence, good standing and finances and other matters, whether or not similar in kind. At the time of any assignment of this Lease which is approved by Lessor, the assignee shall assume all of the obligations of Lessee under this Lease pursuant to Lessor's standard form of assumption agreement. No such assignment nor any subletting of any of the Properties shall relieve Lessee of its obligations respecting this Lease. Any assignment, transfer, conveyance, pledge, mortgage or subletting in violation of this Section shall be voidable at the sole option of Lessor.

C. Notwithstanding the provisions of Section 26.B, Lessee shall have the right to sublease up to ten percent any of the Properties, without the prior written consent of Lessor or Lender, if each of the following conditions are satisfied:

(1) no Event of Default shall have occurred and be continuing under this Lease as of the effective date of the applicable sublease;

(2) any such sublease shall be subordinate to this Lease and the Mortgage corresponding to the Property to which such sublease relates;

(3) Lessee shall remain liable under this Lease notwithstanding such subleases;

(4) the Properties subject to such subleases shall be used as Permitted Facilities and shall otherwise be operated and maintained in accordance with the terms and conditions of this Lease; and

(5) the form of sublease is reasonably acceptable to Lessor and Lender.

Within 10 days after the execution of each sublease, Lessee shall provide Lessor and Lender with a notice of such sublease and a photocopy of the fully executed sublease.

27. Option To Extend; New Lease. A. Lessee shall have the option to continue this Lease in effect for four additional successive periods of five years each, provided that, at the time of exercise of such option or at the expiration of the Lease Term or, if applicable, the preceding extension of the Lease Term, no Event of Default shall have occurred and be continuing.
If Lessee exercises such option, this Lease shall continue for the applicable period in accordance with the terms and provisions of this Lease then in effect, except that the Base Annual Rental during the applicable period shall be determined as set forth below.

Lessee may only exercise the first extension option by giving notice to Lessor of Lessee's intention to do so not later than July 31, 2020. If the first extension option is exercised by Lessee, Lessee may only exercise the second extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2026. If the first two extension options are exercised, Lessee may only exercise the third extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2031. If the first three extension options are exercised, Lessee may only exercise the fourth extension option by giving notice to Lessor of Lessee's intention to do so not later than January 31, 2036.

Notwithstanding the foregoing, Lessee's failure to deliver notice of the exercise of its options under this Section by the applicable outside dates set forth above shall not terminate the applicable option unless and until Lessor shall, following the applicable outside date, give written notice of the applicable option to Lessee, and Lessee shall fail to exercise the applicable option within thirty (30) days after such notice is given.

The Base Annual Rental during each extension period shall be determined as follows:

(i) if Lessee delivers to Lessor prior to or simultaneously with the exercise of the applicable extension option a Useful Life Opinion (as hereinafter defined), the Base Annual Rental for the first year of such extension period shall be equal to the Base Annual Rental in effect immediately prior to the commencement of such extension period, and such Base Annual Rental shall increase on each Adjustment Date occurring during such extension period in accordance with the provisions of Section 5.B.

As used herein, the term "Useful Life Opinion" shall mean an opinion from an independent MAI appraiser that, with respect to each Property then subject to this Lease, the sum of (A) the estimated economic useful life for such Property as of the Effective Date as set forth on Schedule 27 attached hereto plus (B) the additional estimated remaining economic useful life of such Property as of the commencement date of the applicable extension period multiplied by 90% is greater than the number of years in the period commencing with the Effective Date and ending with the date on which the applicable extension period would expire.

(ii) if Lessee does not deliver a Useful Life Opinion to Lessor prior to or simultaneously with the exercise of the applicable extension option, the Base Annual Rental during such extension period shall be an amount equal to 95% of the annual fair market rental value during such extension period of the Properties then subject to this Lease, to be determined as follows:

Lessor and Lessee shall exercise reasonable efforts to agree in good faith on the annual fair market rental value of the Properties for the applicable extension period within thirty (30) days after Lessor is notified of the exercise of such option. If Lessor and Lessee shall agree upon the annual fair market rental value of the Properties for such extension period, Lessor and Lessee shall within five (5) days thereafter mutually execute and deliver an acknowledgment of such fair market value which shall be binding upon Lessor and Lessee and any persons claiming by or through any of them during such extension period.

If Lessor and Lessee are unable to agree in writing upon the annual fair market rental value of the Properties for such extension period within such thirty
(30) day period, then not later than forty-five (45) days following the date Lessor is notified of the exercise of such option (the "Appraiser Selection Date"), Lessor will select an independent MAI appraiser and Lessee will select another independent MAI appraiser (each, a "Selected Appraiser"); and each of Lessor and Lessee will notify the other in writing thereof on or prior to the Appraiser Selection Date. If only Lessor shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If only Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by such Selected Appraiser. If neither Lessor nor Lessee shall designate a Selected Appraiser on or before the Appraiser Selection Date, then, upon application of either Lessor or Lessee, the determination of the annual fair market rental value of the Properties for such extension period shall be made solely by an independent MAI appraiser selected by the American Arbitration Association or any successor organization. Each Selected Appraiser shall deliver a signed appraisal of the annual fair market rental value of the Properties for such extension period (an "Appraisal") to Lessee and Lessor on or before the date that is forty-five (45) days after the Appraiser Selection Date or such later date that such Selected Appraiser is designated pursuant to this Section 27.A. The annual fair market rental value of the Properties for such extension period shall then be obtained by averaging the values determined by each Appraisal delivered by the two Selected Appraisers if the higher value determination of one of the Selected Appraisers is not more than five percent (5%) in excess of the lower value determination of the other Selected
Appraiser and such annual fair market rental value shall be final and binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period. If the higher value determination is more than five percent (5%) in excess of the lower value determination, the two Selected Appraisers shall appoint a third independent MAI appraiser within fifteen (15) days after the date such Appraisals are delivered by the two Selected Appraisers to Lessee and Lessor, provided that, if the two Selected Appraisers fail to agree on the selection of a third independent MAI appraiser within such time period, either Lessor or Lessee may petition the American
Arbitration Association, or any successor organization, for a determination of the third appraiser. The annual fair market value of the Properties for such extension period shall, in such case, be determined by the third appraiser selecting, within thirty (30) days thereafter, which of the first two appraisals is closest to the annual fair market rental value of the Properties for such extension period as determined by such third appraiser, and such determination of the annual fair market rental value by such third appraiser shall be binding on Lessor and Lessee and any persons claiming by or through any of them during such extension period. Lessee shall be obligated to pay the costs of all three appraisers and the American
Arbitration Association (to the extent applicable).

B.In addition and provided that Lessee shall not have exercised its option for the first renewal term set forth in Section 27.A, Lessee shall also have the right, by notice delivered to Lessor not later than July 31, 2020, to enter into a new master lease with Lessor, to commence at the end of the Primary Term, for not less than fourteen (14) of the Properties, provided that, at the time of exercise of such option or at the expiration of the Primary Term, no Event of Default shall have occurred and be continuing. Such new master lease shall be for a five year primary term, have three (3) five-year renewal options and otherwise be on the same terms and conditions as this Lease, except that the Base Annual Rental shall be determined as follows:
The Base Annual Rental for the five year primary term shall be equal to the amount of Base Annual Rental that would have been applicable had Lessee exercised its option for the first renewal term set forth in Section 27.A, provided, however, if subsection (i) of Section 27.A would have been applicable, the Base Annual Rental for the first year of the five year primary term shall be equal to the product of (x) the Base Annual Rental determined pursuant to subsection (i) of Section 27.A multiplied by (y) a fraction, the numerator of which shall be the sum of the Purchase Price for all of the Properties which will be the subject of the new master lease, and the denominator of which shall be the sum of the Purchase Price for all of the Properties which were the subject of this Lease immediately prior to the expiration of the Primary Term, and such Base Annual Rental shall increase on each Adjustment Date occurring during such five year primary term in accordance with the provisions of Section 5.B. The Base Annual Rental for the first, second and third renewal periods under such new master lease shall be equal to the amount of Base Annual Rental that would have been applicable under Section 27.A had Lessee exercised its option under such Section for the second, third and fourth renewal terms, respectively.

Lessee shall be solely responsible for the payment of all reasonable costs and expenses incurred in connection with the execution of such new master lease, including, without limitation, Lessee's attorneys' fees and reasonable attorneys' fees and expenses of counsel to Lessor and Lender.

28. State Specific Provisions. The provisions and/or remedies which are set forth on Schedule II shall be deemed a part of and included within the terms and conditions of this Lease.

29. Notices. All notices, consents, approvals or other instruments required or permitted to be given by either party pursuant to this Lease shall be in writing and given by (i) hand delivery, (ii) facsimile, (iii) express overnight delivery service or (iv) certified or registered mail, return receipt requested, and shall be deemed to have been delivered upon (a) receipt, if hand delivered, (b) transmission, if delivered by facsimile, (c) the next Business Day, if delivered by express overnight delivery service, or (d) the third Business Day following the day of deposit of such notice with the United States Postal Service, if sent by certified or registered mail, return receipt requested. Notices shall be provided to the parties and addresses (or facsimile numbers, as applicable) specified below:

If to Lessee:  The Krystal Company
               One Union Square
               Chattanooga, TN 37402
               Attention:  Mr. Larry D. Bentley
               Telephone:  (423) 757-1500
               Telecopy:    (423) 757- 5773

With a copy to:  Miller & Martin LLP
                 1000 Volunteer Building
                 832 Georgia Avenue
                 Chattanooga, TN 37402
                 Attention:  Hugh F. Sharber, Esq.
                 Telephone:  (423) 785-8212
                 Telecopy:   (423) 785- 8480

If to Lessor:    Crystac Property II LLC
                 c/o U.S. Realty Advisors, LLC
                 1370 Avenue of the Americas
                 New York, NY 10019
                 Attention:   Mr. David M. Ledy
                 Telephone:  (212) 581-4540
                 Telecopy:   (212) 581-4950
                 With a copy to:Proskauer Rose LLP
                 1585 Broadway
                 New York, NY 10036
                 Attention:   Kenneth S. Hilton, Esq.
                 Telephone:  (212) 969-3000
                 Telecopy:   (212) 969-2900

or to such other address or such other person as either party may from time to time hereafter specify to the other party in a notice delivered in the manner provided above. No such notices, consents, approvals or other communications shall be valid unless Lender receives a duplicate original thereof at the following address:

                 Dennis L. Ruben, Esq.
                 Executive Vice President, General Counsel and Secretary GE Capital Franchise Finance Corporation
                 17207 North Perimeter Drive
                 Scottsdale, AZ 85255
                 Telephone:  (480) 585-4500
                 Telecopy:   (480) 585-2226

or to such other address or such other person as Lender may from time to time specify to Lessor and Lessee in a notice delivered in the manner provided above.

30. Holding Over. If Lessee remains in possession of any of the Properties after the expiration of the Primary Term, or any extension thereto in accordance with Section 27, Lessee, at Lessor's option and within Lessor's sole discretion, may be deemed a tenant on a month-to-month basis and shall continue to pay rentals and other sums in the amounts herein provided, except that the Base Monthly Rental shall be automatically doubled, and to comply with all the terms of this Lease; provided that nothing herein nor the acceptance of rent by Lessor shall be deemed a consent to such holding over. Lessee shall defend, indemnify, protect and hold the Indemnified Parties harmless from and against any and all Losses resulting from Lessee's failure to surrender possession upon the expiration of the Lease Term, including, without limitation, any claims made by any succeeding lessee. The terms of this Section 30 shall survive the expiration of the Lease Term.

31.     No Liens on Personalty.   A.  NOTICE IS HEREBY GIVEN THAT LESSEE IS
NOT AUTHORIZED TO PLACE OR ALLOW TO BE PLACED ANY LIEN, MORTGAGE, DEED OF TRUST, SECURITY INTEREST OR ENCUMBRANCE OF ANY KIND UPON ALL OR ANY PART OF THE PERSONALTY OTHER THAN THE EXCLUDED PERSONALTY, AND ANY SUCH PURPORTED TRANSACTION WHICH IS NOT APPROVED BY LESSOR SHALL BE VOID. FURTHERMORE, ANY SUCH PURPORTED TRANSACTION SHALL BE DEEMED A TORTIOUS INTERFERENCE WITH LESSOR'S RELATIONSHIP WITH LESSEE AND LESSOR'S INTEREST IN THE PROPERTIES.

B. Lessor acknowledges that the Excluded Personalty may be leased by Lessee from third parties or subject to a purchase money security interest granted by Lessee; provided, however, in no event shall the aggregate value of the Excluded Personalty relating to any individual Property exceed the Excluded Personalty Cap.

32.     Removal of Personalty.    At the expiration of the Lease Term and if
no Event of Default is then continuing, Lessee may remove all Personalty from the Properties and take any actions reasonably necessary to de-identify the Properties as a "Krystal(" restaurant. Lessee shall repair any damage caused by such removal and de-identification and shall leave the Properties broom clean and in good and working condition and repair inside and out. Any property of Lessee left on the Properties on the tenth day following the expiration of the Lease Term shall, at Lessor's option, automatically and immediately become the property of Lessor.

33. Financial Statements. Within 45 days after the end of each fiscal quarter and within 120 days after the end of each fiscal year of Lessee, Lessee shall deliver to Lessor and Lender (i) complete financial statements of Lessee including a balance sheet, profit and loss statement, statement of cash flows and all other related schedules for the fiscal period then ended; and (ii) income statements for the business at each of the Properties. All such financial statements shall be prepared in accordance with GAAP (other than the income statements for the business at each of the Properties) and shall be certified to be accurate and complete by Lessee (or the Treasurer or other appropriate officer of Lessee). Lessee understands that Lessor and Lender will rely upon such financial statements and Lessee represents that such reliance is reasonable. In the event that Lessee's property and business at the Properties is ordinarily consolidated with other business for financial statement purposes, such financial statements shall be prepared on a consolidated basis showing separately the sales, profits and losses, assets and liabilities pertaining to each of the Properties with the basis for allocation of overhead of other charges being clearly set forth. The financial statements delivered to Lessor and Lender need not be audited, but Lessee shall deliver to Lessor and Lender copies of any audited financial statements of Lessee which may be prepared, as soon as they are available.

34. Force Majeure. Any prevention, delay or stoppage due to strikes, lockouts, acts of God, enemy or hostile governmental action, civil commotion, fire or other casualty beyond the control of the party obligated to perform shall excuse the performance by such party for a period equal to any such prevention, delay or stoppage, except the obligations imposed with regard to rental and other monies to be paid by Lessee pursuant to this Lease and any indemnification obligations imposed upon Lessee under this Lease.

35. Time Is of the Essence. Time is of the essence with respect to each and every provision of this Lease in which time is a factor.

36. Lessor's Liability. Notwithstanding anything to the contrary provided in this Lease, it is specifically understood and agreed, such agreement being a primary consideration for the execution of this Lease by Lessor, that (i) there shall be absolutely no personal liability on the part of Lessor, its successors or assigns and the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns, to Lessee with respect to any of the terms, covenants and conditions of this Lease, provided that Lessee shall have recourse to the Properties and Lessor to the extent expressly provided below, (ii) Lessee waives all claims, demands and causes of action against the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor and its successors or assigns in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, and
(iii) Lessee shall look solely to the Properties for the satisfaction of each and every remedy of Lessee in the event of any breach by Lessor of any of the terms, covenants and conditions of this Lease to be performed by Lessor, or any other matter in connection with this Lease or the Properties, such exculpation of liability to be absolute and without any exception whatsoever, provided that, with respect to affirmative acts of Lessor which constitute gross negligence or intentional misconduct (it being understood and agreed that the acts of the Lessee and its shareholders, officers, directors, employees and agents shall not be imputed to Lessor), Lessee shall have the right to look to other assets of Lessor, but not the assets of the trustees, members, partners, shareholders, officers, directors, employees and agents of Lessor.

37. Consent of Lessor. (a) Except with respect to provisions of this Lease which expressly provide that Lessor's consent shall not be unreasonably conditioned or withheld, Lessor's consent to any request of Lessee may be conditioned or withheld in Lessor's sole discretion. Lessor shall have no liability for damages resulting from Lessor's failure to give any consent, approval or instruction reserved to Lessor, Lessee's sole remedy in any such event being an action for injunctive relief.

(b) It is understood and agreed that to the extent Lessor is required to obtain the consent, approval, agreement or waiver of Lender with respect to a matter for which Lessor's approval has been requested under this Lease, Lessor shall in no event be deemed to have unreasonably withheld Lessor's consent, approval, agreement or waiver thereof if Lender shall not have given its approval if required.

38. Waiver and Amendment. No provision of this Lease shall be deemed waived or amended except by a written instrument unambiguously setting forth the matter waived or amended and signed by the party against which enforcement of such waiver or amendment is sought. Waiver of any matter shall not be deemed a waiver of the same or any other matter on any future occasion. No acceptance by Lessor of an amount less than the monthly rent and other payments stipulated to be due under this Lease shall be deemed to be other than a payment on account of the earliest such rent or other payments then due or in arrears nor shall any endorsement or statement on any check or letter accompanying any such payment be deemed a waiver of Lessor's right to collect any unpaid amounts or an accord and satisfaction.

39. Successors Bound. Except as otherwise specifically provided herein, the terms, covenants and conditions contained in this Lease shall bind and inure to the benefit of the respective heirs, successors, executors, administrators and assigns of each of the parties hereto.

40. No Merger. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, shall not result in a merger of Lessor's and Lessee's estates, and shall, at the option of Lessor, either terminate any or all existing subleases or subtenancies, or operate as an assignment to Lessor of any or all of such subleases or subtenancies.

41. Captions. Captions are used throughout this Lease for convenience of reference only and shall not be considered in any manner in the construction or interpretation hereof.

42. Severability. The provisions of this Lease shall be deemed severable. If any part of this Lease shall be held unenforceable by any court of competent jurisdiction, the remainder shall remain in full force and effect, and such unenforceable provision shall be reformed by such court so as to give maximum legal effect to the intention of the parties as expressed therein.

43. Characterization. A. It is the intent of the parties hereto that the business relationship created by this Lease and any related documents is solely that of a long-term commercial lease between landlord and tenant and has been entered into by both parties in reliance upon the economic and legal bargains contained herein. None of the agreements contained herein, is intended, nor shall the same be deemed or construed, to create a partnership between Lessor and Lessee, to make them joint venturers, to make Lessee an agent, legal representative, partner, subsidiary or employee of Lessor, nor to make Lessor in any way responsible for the debts, obligations or losses of Lessee.

B. Lessor and Lessee acknowledge and warrant to each other that each has been represented by independent counsel and has executed this Lease after being fully advised by said counsel as to its effect and significance. This Lease shall be interpreted and construed in a fair and impartial manner without regard to such factors as the party which prepared the instrument, the relative bargaining powers of the parties or the domicile of any party. Whenever in this Lease any words of obligation or duty are used, such words or expressions shall have the same force and effect as though made in the form of a covenant.

44. Easements. During the Lease Term, Lessor agrees to grant such utility, access or other similar easements on, over, under and above any of the Properties as Lessee may request, provided that such easements are reasonably required for the operation of such Property as a Permitted Facility and will not decrease the value of such Property. During the Lease Term, Lessor shall also have the right to grant any utility, access or other similar easements on, over, under and above any of the Properties which are not requested by Lessee, provided that such easements will not materially interfere with Lessee's long-term use of such Properties and ten (10) days' prior written notice is given to Lessee.

45. Bankruptcy. A. As a material inducement to Lessor executing this Lease, Lessee acknowledges and agrees that Lessor is relying upon (i) the financial condition and specific operating experience of Lessee and Lessee's obligation to use each of the Properties specifically in accordance with system-wide requirements imposed from time to time on Permitted Facilities,
(ii) Lessee's timely performance of all of its obligations under this Lease notwithstanding the entry of an order for relief under the Code for Lessee and (iii) all defaults under this Lease as to all Properties being cured promptly and this Lease being assumed within 60 days of any order for relief entered under the Code for Lessee, or this Lease being rejected within such 60 day period and the Properties surrendered to Lessor.

Accordingly, in consideration of the mutual covenants contained in this Lease and for other good and valuable consideration, Lessee hereby agrees that:

(i) All obligations that accrue under this Lease (including the obligation to pay rent), from and after the date that an Action is commenced shall be timely performed exactly as provided in this Lease and any failure to so perform shall be harmful and prejudicial to Lessor;

(ii) Any and all obligations under this Lease that become due from and after the date that an Action is commenced and that are not paid as required by this Lease shall, in the amount of such rents, constitute administrative expense claims allowable under the Code with priority of payment at least equal to that of any other actual and necessary expenses incurred after the commencement of the Action;

(iii) Any extension of the time period within which Lessee may assume or reject this Lease without an obligation to cause all obligations coming due under this Lease from and after the date that an Action is commenced to be performed as and when required under this Lease shall be harmful and prejudicial to Lessor;

(iv) Any time period designated as the period within which Lessee must cure all defaults and compensate Lessor for all pecuniary losses which extends beyond the date of assumption of this Lease shall be harmful and prejudicial to Lessor;

(v) Any assignment of this Lease must result in all terms and conditions of this Lease being assumed by the assignee without alteration or amendment, and any assignment which results in an amendment or alteration of the terms and conditions of this Lease without the express written consent of Lessor shall be harmful and prejudicial to Lessor;

(vi) Any proposed assignment of this Lease to an assignee: (a) that will not use the Properties specifically in accordance with a franchise agreement with the franchisor of Permitted Facilities, or (b) that does not possess financial condition, operating performance and experience characteristics equal to or better than the financial condition, operating performance and experience of Lessee as of the Effective Date, shall be harmful and prejudicial to Lessor;

(vii) The rejection (or deemed rejection) of this Lease for any reason whatsoever shall constitute cause for immediate relief from the automatic stay provisions of the Code, and Lessee stipulates that such automatic stay shall be lifted immediately and possession of the Properties will be delivered to Lessor immediately without the necessity of any further action by Lessor; and

(viii) This Lease shall at all times be treated as consistent with the specific characterizations set forth in Section 3 of this Lease, and assumption or rejection of this Lease shall be (a) in its entirety, (b) for all of the Properties, and (c) in strict accordance with the specific terms and conditions of this Lease.

B. No provision of this Lease shall be deemed a waiver of Lessor's rights or remedies under the Code or applicable law to oppose any assumption and/or assignment of this Lease, to require timely performance of Lessee's obligations under this Lease, or to regain possession of the Properties as a result of the failure of Lessee to comply with the terms and conditions of this Lease or the Code.

C. Notwithstanding anything in this Lease to the contrary, all amounts payable by Lessee to or on behalf of Lessor under this Lease, whether or not expressly denominated as such, shall constitute "rent" for the purposes of the Code.

D. For purposes of this Section addressing the rights and obligations of Lessor and Lessee in the event that an Action is commenced, the term "Lessee" shall include Lessee's successor in bankruptcy, whether a trustee, Lessee as debtor in possession or other responsible person.

46. No Offer. No contractual or other rights shall exist between Lessor and Lessee with respect to the Properties until both have executed and delivered this Lease, notwithstanding that deposits may have been received by Lessor and notwithstanding that Lessor may have delivered to Lessee an unexecuted copy of this Lease. The submission of this Lease to Lessee shall be for examination purposes only, and does not and shall not constitute a reservation of or an option for Lessee to lease or otherwise create any interest on the part of Lessee in the Properties.

47. Other Documents. Each of the parties agrees to sign such other and further documents as may be necessary or appropriate to carry out the intentions expressed in this Lease.

48. Attorneys' Fees. Notwithstanding anything in this Lease to the contrary, in the event of any judicial or other adversarial proceeding between the parties concerning this Lease, to the extent permitted by law, the prevailing party shall be entitled to recover all of its reasonable attorneys' fees and other costs in addition to any other relief to which it may be entitled. In addition, Lessor shall, upon demand, be entitled to all attorneys' fees and all other costs incurred in the preparation and service of any notice or demand hereunder, whether or not a legal action is subsequently commenced. References in this Lease to Lessor's attorneys' fees and/or costs shall mean the fees and costs of independent counsel retained by Lessor with respect to the matter.

49. Entire Agreement. This Lease and any other instruments or agreements referred to herein, constitute the entire agreement between the parties with respect to the subject matter hereof, and there are no other representations, warranties or agreements except as herein provided. Without limiting the foregoing, Lessee specifically acknowledges that neither Lessor nor any agent, officer, employee or representative of Lessor has made any representation or warranty regarding the projected profitability of the business to be conducted on the Properties. Furthermore, Lessee acknowledges that Lessor did not prepare or assist in the preparation of any of the projected figures used by Lessee in analyzing the economic viability and feasibility of the business to be conducted by Lessee at the Properties.

50. Forum Selection; Jurisdiction; Venue; Choice of Law. Lessee acknowledges that this Lease was partially negotiated in the State of Arizona, this Lease was executed and delivered in the State of Arizona, all payments under this Lease will be delivered in the State of Arizona (unless otherwise directed by Lessor or its successors) and there are substantial contacts between the parties and the transactions contemplated herein and the State of Arizona. For purposes of any action or proceeding arising out of this Lease, the parties hereto expressly submit to the jurisdiction of all federal and state courts located in the State of Arizona. Lessee and Lessor consent that they may be served with any process or paper by registered mail or by personal service within or without the State of Arizona in accordance with applicable law. Furthermore, Lessee and Lessor waive and agree not to assert in any such action, suit or proceeding that they are not personally subject to the jurisdiction of such courts, that the action, suit or proceeding is brought in an inconvenient forum or that venue of the action, suit or proceeding is improper. The creation of this Lease and the rights and remedies of Lessor with respect to the Properties, as provided herein and by the laws of the states in which the Properties are located, as applicable, shall be governed by and construed in accordance with the internal laws of the states in which the Properties are located, as applicable, without regard to principles of conflicts of law. With respect to other provisions of this Lease, this Lease shall be governed by the internal laws of the State of Arizona, without regard to its principles of conflicts of law. Nothing contained in this Section shall limit or restrict the right of Lessor or Lessee to commence any proceeding in the federal or state courts located in the states in which the Properties are located to the extent Lessor or Lessee deems such proceeding necessary or advisable to exercise remedies available under this Lease.

51. Counterparts. This Lease may be executed in one or more counterparts, each of which shall be deemed an original.

52. Memorandum of Master Lease. Concurrently with the execution of this Lease, Lessor and Lessee are executing the Memorandum to be recorded in the applicable real property records with respect to each of the Properties. Further, upon Lessor's request, Lessee agrees to execute and acknowledge a termination of lease and/or quit claim deed in recordable form with respect to each of the Properties to be held by Lessor until the expiration or sooner termination of the Lease Term.

53. No Brokerage. Lessor and Lessee represent and warrant to each other that they have had no conversation or negotiations with any broker concerning the leasing of the Properties. Each of Lessor and Lessee agrees to protect, indemnify, save and keep harmless the other, against and from all liabilities, claims, losses, costs, damages and expenses, including attorneys' fees, arising out of, resulting from or in connection with their breach of the foregoing warranty and representation. Lessee has been advised by Banc of America Securities LLC, whose fees shall be paid by Lessee.

54. Waiver of Jury Trial and Punitive, Consequential, Special and Indirect Damages. LESSOR AND LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY EITHER OF THE PARTIES HERETO AGAINST THE OTHER OR ITS SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE, THE RELATIONSHIP OF LESSOR AND LESSEE, LESSEE'S USE OR OCCUPANCY OF ANY OF THE PROPERTIES, AND/OR ANY CLAIM FOR INJURY OR DAMAGE, OR ANY EMERGENCY OR STATUTORY REMEDY. THIS WAIVER BY THE PARTIES HERETO OF ANY RIGHT EITHER MAY HAVE TO A TRIAL BY JURY HAS BEEN NEGOTIATED AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN. FURTHERMORE, LESSEE HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES THE RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES FROM LESSOR AND ANY OF LESSOR'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY AND ALL ISSUES PRESENTED IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY LESSEE AGAINST LESSOR OR ANY OF LESSOR'S AFFILIATES, OFFICERS, DIRECTORS, MEMBERS OR EMPLOYEES OR ANY OF THEIR SUCCESSORS WITH RESPECT TO ANY MATTER ARISING OUT OF OR IN CONNECTION WITH THIS LEASE OR ANY DOCUMENT CONTEMPLATED HEREIN OR RELATED HERETO. THE WAIVER BY LESSEE OF ANY RIGHT IT MAY HAVE TO SEEK PUNITIVE, CONSEQUENTIAL, SPECIAL AND INDIRECT DAMAGES HAS BEEN NEGOTIATED BY THE PARTIES HERETO AND IS AN ESSENTIAL ASPECT OF THEIR BARGAIN.

55.     Reliance By Environmental Insurer and Lender.    (a)  Lessee
acknowledges and agrees that Environmental Insurer may rely on the representations, warranties and covenants set forth in Section 16 of this Lease, that Environmental Insurer is an intended third-party beneficiary of such representations, warranties and covenants and that Environmental Insurer shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

(b) Lessee acknowledges and agrees that Lender may rely on all of the representations, warranties and covenants set forth in this Lease, that Lender is an intended third-party beneficiary of such representations, warranties and covenants and that Lender shall have all rights and remedies available at law or in equity as a result of a breach of such representations, warranties and covenants, including to the extent applicable, the right of subrogation.

56. Document Review. In the event Lessee makes any request upon Lessor requiring Lessor, Lender or the attorneys of Lessor or Lender to review and/or prepare (or cause to be reviewed and/or prepared) any documents, plans, specifications or other submissions in connection with or arising out of this Lease, then Lessee shall reimburse Lessor or its designee promptly upon Lessor's demand therefor for all reasonable out-of-pocket costs and expenses incurred by Lessor in connection with such review and/or preparation plus a reasonable processing and review fee.

57. Substitution. A. Subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall have the right to deliver a rejectable offer to Lessor (each, a "Rejectable Substitution Offer") to substitute a Substitute Property for a Property (such Property to be replaced being referred to herein as the "Replaced Property") if:

(i) the terms of Section 21.B of this Lease permit such substitution (each, a "Casualty/Condemnation Substitution"); or

(ii) the terms of Section 23.A(ix)(1) of this Lease permit such substitution (each, a "FCCR Substitution").

From and after the third anniversary of the Effective Date and subject to the fulfillment of all of the conditions set forth in the following subsection B, Lessee shall also have the right to deliver a Rejectable Substitution Offer to substitute a Substitute Property for a Property if Lessee determines for any reason to make a substitution (each, a "Discretionary Substitution"); provided, however, that once Lessee has done Casualty/Condemnation Substitutions, Discretionary Substitutions and/or FCCR Substitutions for a total of three (3) Properties in the aggregate, Lessee shall no longer have the right to deliver a Rejectable Substitution Offer with respect to a Discretionary Substitution.

Each Rejectable Substitution Offer shall identify the proposed Substitute Property in reasonable detail and contain a certificate executed by a duly authorized officer of Lessee pursuant to which Lessee shall certify that in Lessee's good faith judgment such proposed Substitute Property satisfies as of the date of such notice, or will satisfy as of the date of the closing of such substitution, all of the applicable conditions to substitution set forth in this Section 57. Lessee agrees to deliver to Lessor all of the diligence information and materials contemplated by the provisions of Section 57.B of this Lease within 30 days after the delivery to Lessor of a Rejectable Substitution Offer.

With respect to any Rejectable Substitution Offer for a Casualty/Condemnation Substitution, Lessor shall have 90 days from the delivery of a Rejectable Substitution Offer notice satisfying the requirements set forth above to deliver to Lessee written notice of its election to either accept or reject the Rejectable Substitution Offer. Lessor's failure to deliver such notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Substitution Offer. If the Mortgage corresponding to a Replaced Property is still outstanding, any rejection by Lessor of a Rejectable Substitution Offer for a Casualty/Condemnation Substitution shall not be effective unless it is consented to in writing by Lender. If Lessor accepts a Rejectable Substitution Offer for a Casualty/Condemnation Substitution or is deemed to have accepted such Rejectable Substitution Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of such Rejectable Substitution Offer is not consented to in writing by the Lender, then Lessee shall complete the substitution of the Substitute Property for the Replaced Property, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in
Section 57.B.

With respect to any Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution, Lessor shall have 90 days from the delivery of a Rejectable Substitution Offer notice satisfying the requirements set forth above (the "Section 57 Ninety Day Period") to deliver to Lessee written notice of its election to either (i) accept such Rejectable Substitution Offer,
(ii) reject such Rejectable Substitution Offer, or (iii) elect to have Lessee, as non-exclusive agent for Lessor, undertake on behalf of Lessor to obtain cash bids for the sale of the Replaced Property (a "Forced Sale Election"). Lessor's failure to deliver such written notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Substitution Offer. If the Mortgage corresponding to a Replaced Property is still outstanding, any rejection by Lessor of a Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or any Forced Sale Election relating to a FCCR Substitution shall not be effective unless it is consented to in writing by Lender. If Lessor accepts a Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or is deemed to have accepted such Rejectable Substitution Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of such Rejectable Substitution Offer or any Forced Sale Election relating to a FCCR Substitution is not consented to in writing by the Lender, then Lessee shall complete the substitution of the Substitute Property for the Replaced Property, subject, however, to the satisfaction of each of the applicable terms and conditions set forth in Section 57.B. During the period commencing when such Rejectable Substitution Offer has been made and ending on the earlier of the date Lessor delivers the written notice contemplated by the first sentence of this paragraph or the expiration of the Section 57 Ninety
Day Period, Lessor, but not Lessee, shall be entitled, directly or through one or more agents, to seek bids for the sale of the Replaced Property.

If Lessor elects the Forced Sale Election under this Section 57 and, with respect to a Forced Sale Election relating to a FCCR Substitution, such Forced Sale Election is consented to in writing by the Lender, Lessee, as non-exclusive agent for Lessor, shall undertake on behalf of Lessor to obtain cash bids for the sale of the Replaced Property. Prior to solicitation of any such bids, Lessee and Lessor shall agree on a form of contract of purchase relating to the Replaced Property acceptable to Lessor. Lessee may use a third party as its agent in connection with any such sale. Lessee shall certify to Lessor in writing the amount and terms of each bid received by Lessee and the name and address of the Person submitting a bid (which Person shall not be the Lessee, any Affiliate of the Lessee, or any Person with an agreement to allow Lessee or any Affiliate of Lessee to use the Replaced Property at any time during the three (3) year period following any such sale). Lessor shall be under no duty to solicit bids, to inquire into the efforts of Lessee to obtain bids or otherwise to take any action in connection with any such sale other than to sell its interest in the Replaced Property as provided herein. The sale of the Replaced Property shall close on a Base Monthly Rental payment date which is no later than 270 days from the expiration date of the Section 57 Ninety Day Period (such date of closing being referred to herein as the "Section 57 Closing Date"). On the Section 57 Closing Date (subject to receipt of the net sales price and all additional payments and instruments specified below):

(1) this Lease shall be deemed terminated with respect to such Replaced Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to such Replaced Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Replaced Property prior to the Section 57 Closing Date shall survive the termination of this Lease;

(2) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for the Replaced Property, and (y) the Base Annual Rental then in effect;

(3) Lessee shall deliver possession of the Replaced Property to the highest bidder; and

(4) Lessor shall convey the Replaced Property to such highest bidder "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Replaced Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), the total net selling price realized at such sale to be retained by Lessor.

In addition, Lessee shall deliver to Lessor on the Section 57 Closing Date an instrument in which Lessee agrees not to, and not to permit any Affiliate to, directly or indirectly use the Replaced Property during the three (3) year period following the Section 57 Closing Date; and Lessee shall pay to Lessor the sum of:

(A) the excess, if any, of the sum of (x) the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the Purchase Price for the Replaced Property, plus (y) the Prepayment Charges corresponding to the Replaced Property, less (z) the net sales price of the Replaced Property paid to Lessor pursuant to the preceding sentence;

plus

(B) all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of the Section 57 Closing Date.

Anything in this Section 57.A to the contrary notwithstanding, Lessee shall have the right to revoke any Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution on not more than two (2) occasions during the Lease Term if, with respect to each such occasion, Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and during the period in which Lessee had the right to serve as agent for Lessor to obtain cash bids either (i) there were no cash bids or (ii) all such cash bids were for an amount less than 85% of the product of the percentage specified on
Schedule I attached hereto which corresponds to the time period during which such purchase would have occurred multiplied by the Purchase Price for the Replaced Property. Lessee shall pay Lessor's reasonable expenses incurred in connection with the revoked Rejectable Substitution Offer for a Discretionary Substitution or FCCR Substitution or incurred in connection with the termination of this Lease with respect to the Replaced Property.

If Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and an acceptable bid for the Replaced Property shall not have been obtained or if a sale shall not have occurred on or as of the date which is 270 days from the expiration date of the Section 57 Ninety Day Period, then this Lease shall continue in full force and effect until an acceptable bid is obtained and a sale shall have occurred. If Lessee shall fail to pay all amounts due under and pursuant to this Section 57.A on the Section 57 Closing Date, no sale shall be consummated, this Lease shall continue in full force and effect and it shall be deemed that Lessee has revoked its Rejectable Substitution Offer.

If Lessor rejects any Rejectable Substitution Offer for reasons other than that, in Lessor's reasonable judgment, the proposed Substitute Property would not have satisfied the applicable substitution conditions set forth in this
Section 57, and such rejection is consented to by Lender, then:

(X) if such rejected Rejectable Substitution Offer was made with respect to a Casualty/Condemnation Substitution, the provisions of the last paragraph of
Section 21.B and the last sentence of the second paragraph of Section 21.B shall be applicable; and

(Y) if such rejected Rejectable Substitution Offer was made with respect to a FCCR Substitution or a Discretionary Substitution, this Lease shall terminate with respect to the Replaced Property on the next scheduled Base Monthly Rental payment date (the "Early Substitution Termination Date") provided Lessee has paid to Lessor all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of such Early Substitution Termination Date. On the Early Substitution Termination Date, and provided Lessee shall have paid to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the Early Substitution Termination Date:

(i) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for the Replaced Property, and (y) the Base Annual Rental then in effect; and

(ii) all obligations of Lessor and Lessee shall cease as of the Early Substitution Termination Date with respect to such Property; provided, however, Lessee's obligations to Lessor with respect to such Property under any indemnification provisions of this Lease with respect to such Property (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such Property prior to the Early Substitution Termination Date shall survive the termination of this Lease with respect to such Property or otherwise. This Lease shall, however, continue in full force and effect with respect to all other Properties.

B. The substitution of a Substitute Property for a Property pursuant to the preceding subsection A shall be subject to the fulfillment of all of the following terms and conditions:

(i) The Substitute Property must:

(1) be a Permitted Facility, in good condition and repair, ordinary wear and tear excepted;

(2) have a Fixed Charge Coverage Ratio (with the definitions of Section 8.A being deemed to be modified, as contemplated by the following sentence to provide for a calculation of an individual "Fixed Charge Coverage Ratio" for the Substitute Property only) for the FCCR Period of not less than the Fixed Charge Coverage Ratio for the Replaced Property for such FCCR Period; provided that, with respect to each FCCR Substitution, the Fixed Charge Coverage Ratio for the Substitute Property for such FCCR Period must also be high enough (after taking into account any other substitutions for Properties which are being consummated simultaneously therewith) to result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement (it being understood and agreed that the determination of the Fixed Charge Coverage Ratio for the Substitute Property shall be based on an assumption that the Operating Lease Expense for the Substitute Property would be the same amount as the Operating Lease Expense for the Replaced Property, as determined in accordance with the last sentence of this subitem (2)). For purposes of this subitem (2), the definitions set forth in Section 8.A of this Lease with respect to the calculation of the Aggregate Fixed Charge Coverage Ratio shall be deemed modified as applicable to provide for the calculation of a Fixed Charge Coverage Ratio for each Property on an individual basis rather than on an aggregate basis with the other Properties. For purposes of such calculation, the Operating Lease Expense with respect to this Lease for each such Property shall equal the product of (x) the Applicable Rent Reduction Percentage for such Property, and (y) the Base Annual Rental then in effect;

(3) have a fair market value no less than the greater of the then fair market value of the Replaced Property or the fair market value of such Replaced Property as of the Effective Date (in each case, determined without regard to this Lease, but assuming that while this Lease has been in effect, Lessee has complied with all of the terms and conditions of this Lease), as determined by Lessor, and consented to by Lender, utilizing the same valuation method as used in connection with the closing of the transaction described in the Sale-Leaseback Agreement, which was based upon the sum of (x) the fair market value of the land comprising such Property and (y) the replacement cost of the improvements located thereon;

(4) have improvements which have a remaining useful life substantially equivalent to, or better than, that of the improvements located at the Replaced Property;

(5) be conveyed to Lessor (or, if directed by Lessor, to Lessor and a person designated to acquire the remainderman interest) by special or limited warranty deed, free and clear of all liens and encumbrances, except such matters as are reasonably acceptable to Lessor (the "Substitute Property Permitted Exceptions"); and

(6) be located in either (a) the same state as the Replaced Property, or
(b) in another state acceptable to Lessor in Lessor's reasonable discretion;

(ii) Lessor shall have inspected and approved the Substitute Property utilizing Lessor's customary site inspection and underwriting approval criteria. Lessee shall have reimbursed Lessor and Lender for all of their reasonable costs and expenses incurred with respect to such proposed substitution, including, without limitation, Lessor's third-party and/or in-house site inspectors' costs and expenses with respect to the proposed Substitute Property. Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed substitution, regardless of whether such substitution is consummated, including, without limitation, the cost of title insurance and endorsements for both Lessor and Lender, survey charges, stamp taxes, mortgage taxes, transfer fees, escrow and recording fees, qualification fees, if any, the cost of environmental due diligence undertaken pursuant to subsection (v) below, including, without limitation, the cost of environmental insurance, income, capital gains and transfer taxes imposed on Lessor as a result of such substitution and the reasonable attorneys' fees and expenses of counsel to Lessee, Lessor and Lender. In addition to the foregoing, Lessee shall pay any and all ongoing fees, taxes, charges, costs and expenses, on an after tax basis, with respect to the Substitute Property, including, without limitation, state and local transfer taxes associated with the sale of such properties by Lessor and/or Remainderman, costs and expenses associated with qualifying Lessor and/or Remainderman in states where Lessor and/or Remainderman would not otherwise have to qualify but for the substitution and keeping such entities qualified and in good standing in such states, any and all franchise taxes of such entities, income, excise, sales and/or use taxes, if any, business and/or business privilege taxes, if any, and any taxes, fees or charges of a similar nature;

(iii) Lessor shall have received a preliminary title report and irrevocable commitment to insure title by means of an ALTA extended coverage owner's policy of title insurance (or its equivalent, in the event such form is not issued in the jurisdiction where the proposed Substitute Property is located) for the proposed Substitute Property issued by Title Company and committing to insure Lessor's good and marketable title in the proposed Substitute Property, subject only to the Substitute Property Permitted Exceptions and containing endorsements substantially comparable to those required by Lessor at the Closing (as defined in the Sale-Leaseback Agreement) and Lender shall have received such title report and irrevocable commitment to insure its first priority lien encumbering the proposed Substitute Property as Lender shall reasonably require;

(iv) Lessor shall have received a current ALTA survey of the proposed Substitute Property, the form of which shall be comparable to those received by Lessor at the Closing and sufficient to cause the standard survey exceptions set forth in the title policy referred to in the preceding subsection to be deleted;

(v) Lessor shall have completed such environmental due diligence of the proposed Substitute Property as it deems necessary or advisable in its sole discretion, including, without limitation, receiving an environmental insurance policy with respect to such proposed Substitute Property, or to the extent applicable, an endorsement to the Environmental Policies, in form and substance and issued by such environmental insurance company as is acceptable to Lessor in its sole discretion, and Lessor shall have approved the environmental condition of the proposed Substitute Property in its sole discretion;

(vi) Lessee shall deliver, or cause to be delivered, with respect to Lessee and the Substitute Property, opinions of Counsel (as defined in the Sale-Leaseback Agreement) in form and substance comparable to those received at Closing (but also addressing such matters unique to the Substitute Property as may be reasonably required by Lessor);

(vii) no Event of Default shall have occurred and be continuing under any of the Sale-Leaseback Documents;

(viii) Lessee shall have executed such documents as may be reasonably required by Lessor as a result of such substitution, including amendments to this Lease and the Memorandum (the "Substitute Documents"), all of which documents shall be in form and substance reasonably satisfactory to Lessor;

(ix) the representations and warranties set forth in the Substitute Documents, this Lease and the Sale-Leaseback Agreement applicable to the proposed Substitute Property shall be true and correct in all material respects as of the date of substitution, and Lessee shall have delivered to Lessor an officer's certificate certifying to that effect;

(x) Lessee shall have delivered to Lessor certificates of insurance showing that insurance required by the Substitute Documents is in full force and effect;

(xi) Lessor shall have obtained an endorsement to the policy of residual value insurance issued to Lessor and Lender in connection with the transaction described in the Sale-Leaseback Agreement with respect to the proposed Substitute Property, which endorsement shall be in form and substance reasonably satisfactory to Lessor and Lender;

(xii) Lender shall have consented to the substitution of the proposed Substitute Property; and

(xiii) the date of the closing of the substitution shall occur no later than 20 days after the date of acceptance (or deemed acceptance) by Lessor of the Rejectable Substitution Offer.

C. Upon satisfaction of the foregoing conditions set forth in Section 57.B and provided Lessor has accepted the Rejectable Substitution Offer or is deemed to have accepted the Rejectable Substitution Offer, or while the Mortgage corresponding to such Property is still outstanding, any rejection of the Rejectable Substitution Offer by Lessor is not consented to in writing by the Lender:

(i) the proposed Substitute Property shall be deemed substituted for the Replaced Property;

(ii) the Substitute Property shall be referred to herein as a "Property" and included within the definition of "Properties";

(iii) the Substitute Documents shall be dated as of the date of the substitution; and

(iv) Lessor shall convey the Replaced Property to Lessee or a designee of Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to the Replaced Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed).

D. Notwithstanding the foregoing, nothing in this Section 57 shall be construed as limiting or otherwise adversely affecting the representations, warranties, covenants and characterizations set forth in Lease, including, without limitation, those provisions set forth in Section 3 of this Lease.

58. Rejectable Purchase Offer. A. If Lessor shall have given Lessee notice of a breach of the Aggregate Fixed Charge Coverage Ratio requirement under this Lease, Lessee shall have the right to deliver a rejectable offer to Lessor (a "Rejectable Purchase Offer") to purchase such of the Properties as is contemplated by Section 23.A(ix)(2) (each of such Properties being referred to herein as a "FCCR Property"), subject to the fulfillment of all of the conditions set forth in this Section 58.

Lessor shall have 90 days from the delivery of the Rejectable Purchase Offer notice (the "Section 58 Ninety Day Period") to deliver to Lessee written notice of Lessor's election to either (i) accept such Rejectable Purchase Offer, (ii) reject such Rejectable Purchase Offer, or (iii) elect a Forced Sale Election. Lessor's failure to deliver such written notice within such time period shall be deemed to constitute Lessor's acceptance of such Rejectable Purchase Offer. If the Mortgage corresponding to any FCCR Property is still outstanding, any rejection by Lessor of a Rejectable Purchase Offer or any Forced Sale Election under this Section 58 shall not be effective unless it is consented to in writing by Lender. If Lessor accepts such Rejectable Purchase Offer or is deemed to have accepted such Rejectable Purchase Offer, or while the Mortgage corresponding to the Replaced Property is still outstanding, any rejection by Lessor of the Rejectable Purchase
Offer or any Forced Sale Election under this Section 58 is not consented to in writing by the Lender, then Lessee shall complete the purchase contemplated by the Rejectable Purchase Offer, subject, however, to the satisfaction of each of the terms and conditions set forth in the following subsection B. During the period commencing when such Rejectable Purchase Offer has been made and ending on the earlier of the date Lessor delivers the written notice contemplated by the first sentence of this paragraph or the expiration of the Section 58 Ninety Day Period, Lessor, but not Lessee, shall be entitled, directly or through one or more agents, to seek bids for the sale of each FCCR Property.

If Lessor elects the Forced Sale Election under this Section 58 and such Forced Sale Election is consented to in writing by the Lender, Lessee, as non-exclusive agent for Lessor, shall undertake on behalf of Lessor to obtain cash bids for the sale of each FCCR Property. Prior to solicitation of any such bids, Lessee and Lessor shall agree on a form of contract of purchase relating to each FCCR Property acceptable to Lessor. Lessee may use a third party as its agent in connection with any such sale. Lessee shall certify to Lessor in writing the amount and terms of each bid received by Lessee and the name and address of the Person submitting a bid (which Person shall not be the Lessee, any Affiliate of the Lessee, or any Person with an agreement to allow Lessee or any Affiliate of Lessee to use any FCCR Property at any time during the three (3) year period following any such sale). Lessor shall be under no duty to solicit bids, to inquire into the efforts of Lessee to obtain bids or otherwise to take any action in connection with any such sale other than to sell its interest in each FCCR Property as provided herein. The sale of each FCCR Property shall close on a Base Monthly Rental payment date which is no later than 270 days from the expiration date of the Section 58 Ninety Day Period (such date of closing being referred to herein as the "Section 58 Closing Date"). On the Section 58 Closing Date (subject to receipt of the net sales price and all additional payments and instruments specified below):

(1) this Lease shall be deemed terminated with respect to each FCCR Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to each FCCR Property prior to the Section 58 Closing Date shall survive the termination of this Lease;

(2)the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect;

(3) Lessee shall deliver possession of each FCCR Property to the highest bidder; and

(4) Lessor shall convey each FCCR Property to such highest bidder "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to each FCCR Property and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed), the total net selling price realized at such sale to be retained by Lessor.

In addition, Lessee shall deliver to Lessor on the Section 58 Closing Date an instrument in which Lessee agrees not to, and not to permit any Affiliate to, directly or indirectly use any FCCR Property during the three (3) year period following the Section 58 Closing Date; and Lessee shall pay to Lessor the sum of:

(A) the excess, if any, of the sum of (x) the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the aggregate Purchase Price for each FCCR Property, plus (y) the Prepayment Charges corresponding to each FCCR Property, less (z) the net sales price of each FCCR Property paid to Lessor pursuant to the preceding sentence;

plus

(B) all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of the Section 58 Closing Date.

Anything in this Section 58.A to the contrary notwithstanding, Lessee shall have the right to revoke any Rejectable Purchase Offer on not more than two
(2) occasions during the Lease Term if, with respect to each such occasion, Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and during the period in which Lessee had the right to serve as agent for Lessor to obtain cash bids either (i) there were no cash bids or
(ii) all such cash bids were for an amount less than 85% of the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase would have occurred multiplied by the aggregate Purchase Price for each FCCR Property. Lessee shall pay Lessor's reasonable expenses incurred in connection with any revoked Rejectable Purchase Offer or incurred in connection with the termination of this Lease with respect to each FCCR Property.

If Lessor has elected a Forced Sale Election in accordance with the provisions of this Section and an acceptable bid for each FCCR Property shall not have been obtained or if a sale shall not have occurred on or as of the date which is 270 days from the expiration date of the Section 58 Ninety Day Period, then this Lease shall continue in full force and effect until an acceptable bid is obtained and a sale shall have occurred. If Lessee shall fail to pay all amounts due under and pursuant to this Section 58.A on the Section 58 Closing Date, no sale shall be consummated, this Lease shall continue in full force and effect and it shall be deemed that Lessee has revoked its Rejectable Purchase Offer.

If Lessor rejects any Rejectable Purchase Offer, and such rejection is consented to by Lender, this Lease shall terminate with respect to each FCCR Property on the next scheduled Base Monthly Rental payment date (the "Early Purchase Termination Date") provided Lessee has paid to Lessor all Base Annual Rental, Additional Rental and all other sums and obligations then due and payable under this Lease as of such Early Purchase Termination Date. On the Early Purchase Termination Date, and provided Lessee shall have paid to Lessor all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the Early Purchase Termination Date:

(1) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the aggregate Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect; and

(2) all obligations of Lessor and Lessee shall cease as of the Early Purchase Termination Date with respect to each FCCR Property; provided, however, Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease with respect to such FCCR Property (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such FCCR Property prior to the Early Purchase Termination Date shall survive the termination of this Lease with respect to such FCCR Property or otherwise. This Lease shall, however, continue in full force and effect with respect to all other Properties.

B. The purchase of any FCCR Property by Lessee pursuant to a Rejectable Purchase Offer shall be subject to the fulfillment of all of the following terms and conditions:

(i) no Event of Default shall have occurred and be continuing under any of the Sale-Leaseback Documents;

(ii) the purchase of such FCCR Property (together with any other Properties which are being purchased simultaneously therewith) must result in a cure of the breach of the Aggregate Fixed Charge Coverage Ratio requirement;

(iii) Lessee shall have paid to Lessor the Subject Purchase Price (as defined below), together with all Base Annual Rental, Additional Rental and other sums and obligations then due and payable under this Lease as of the date of the closing of such purchase;

(iv) Lessee shall be solely responsible for the payment of all costs and expenses resulting from such proposed purchase, regardless of whether the purchase is consummated, including, without limitation, to the extent applicable, the cost of title insurance and endorsements, including, survey charges, stamp taxes, mortgage taxes, transfer taxes and fees, escrow and recording fees, taxes imposed on Lessor as a result of such purchase, the attorneys' fees of Lessee and the reasonable attorneys' fees and expenses of counsel to Lessor and Lender; and

(v) the date of the closing of such purchase shall occur on the next scheduled Base Monthly Rental payment date following Lessor's acceptance (or deemed acceptance) of the Rejectable Purchase Offer, but in no event later than 20 days after the date of acceptance (or deemed acceptance) by Lessor of such Rejectable Purchase Offer.

On the date of the closing of the purchase of each FCCR Property by Lessee pursuant to a Rejectable Purchase Offer (the "Rejectable Purchase Closing Date"), subject to satisfaction of the foregoing conditions:

(1) this Lease shall be deemed terminated with respect to each FCCR Property only, but this Lease shall continue in full force and effect with respect to all of the other Properties; provided, however, such termination shall not limit Lessee's obligations to Lessor with respect to each FCCR Property under any indemnification provisions of this Lease (including, without limitation, Sections 16 and 19 of this Lease) and Lessee's obligations to pay any sums (whether payable to Lessor or a third party) accruing under this Lease with respect to such FCCR Property prior to the Rejectable Purchase Closing Date shall survive the termination of this Lease;

(2) the Base Annual Rental then in effect shall be reduced by an amount equal to the product of (x) the aggregate Applicable Rent Reduction Percentage for each FCCR Property, and (y) the Base Annual Rental then in effect; and

(3) Lessor shall convey each FCCR Property to Lessee "as-is" by limited warranty deed, subject to all matters of record (except for the Mortgage corresponding to each FCCR Property to be purchased and any other consensual liens granted by Lessor other than those granted by Lessor at the request of Lessee), and without representation or warranty (except as otherwise contained in the limited warranty deed).

For purposes of this Section 58, the term "Subject Purchase Price" shall mean the product of the percentage specified on Schedule I attached hereto which corresponds to the time period during which such purchase occurs multiplied by the aggregate Purchase Price for each FCCR Property being purchased.

59. Existing Leases. During the Lease Term, Lessor assigns to Lessee all of Lessor's right, title and interest as landlord under the Existing Leases, which Existing Leases shall be subleases of the applicable Properties on the terms and conditions set forth in the Existing Leases. Lessee shall fulfill, perform and observe in all respects, at its own cost and expense, each and every condition and covenant of the lessor in each Existing Lease and give prompt notice to Lessor of any claim or event of default under any Existing Lease given to Lessee by any Existing Lessee or given by Lessee to any Existing Lessee, together with a complete copy or statement of any information submitted or referenced in support of such claim or event of default. Lessor agrees that the Existing Leases are not subject to the consent requirements set forth in Section 26.B, provided that, Lessee shall not be relieved of any of its obligations with respect to this Lease by reason of the Existing Leases.


IN WITNESS WHEREOF, Lessor and Lessee have entered into this Lease as of the date first above written.
LESSOR:
CRYSTAC PROPERTY II LLC,
a Delaware limited liability company

By  Crystac Equity II LLC,
      a Delaware limited liability company,
      its member manager


By:
      Jamie Grossman
      Its Vice President, Assistant Secretary and
       Assistant Treasurer

LESSEE:
THE KRYSTAL COMPANY,
a Tennessee corporation


By:
       Larry D. Bentley
       Its Vice President and Chief Financial Officer

Lessee's Tax Identification Number:

62-0264140


Lessee's Organizational Number:

0017908

POWER OF ATTORNEY

Lessor may act as attorney-in-fact or otherwise on behalf of Lessee pursuant to Sections 24 and 25.B of this Lease. This power of attorney is coupled with an interest, is durable and is not affected by subsequent disability or incapacity of the principal or lapse of time.


Witness                                       Lessee


WITNESS

In accordance with the requirements of Arizona Revised Statutes Section 14-5506 and other applicable law, the undersigned has executed this Lease for the purpose of witnessing the grant of the powers of attorney by Lessee to Lessor.




STATE OF ARIZONA]
] SS.
COUNTY OF MARICOPA]
The foregoing instrument was acknowledged before me on December ____, 2001 by Jamie Grossman, Vice President, Assistant Secretary and Assistant Treasurer of Crystac Equity II LLC, a Delaware limited liability company, member manager of Crystac Property II LLC, a Delaware limited liability company, on behalf of the limited liability company.



Notary Public
My Commission Expires:






STATE OF ARIZONA]
] SS.
COUNTY OF MARICOPA]


The foregoing instrument was acknowledged before me on December ___, 2001 by Larry D. Bentley, Vice President and Chief Financial Officer of The Krystal Company, a Tennessee corporation, on behalf of the corporation.



Notary Public
My Commission Expires:


EXHIBIT A

PROPERTIES

EXHIBIT A-1

LEGAL DESCRIPTIONS OF PROPERTIES

SCHEDULE I

STIPULATED LOSS VALUE

SCHEDULE II

STATE SPECIFIC PROVISIONS

The following provisions shall be deemed a part of the Lease to the extent any of the Properties are located in the applicable states:
ALABAMA:

The taxes and assessments required to be paid by Lessee pursuant to Section 10 of the Lease shall also include any Alabama Business Privilege Tax owed by Lessor or Remainderman which is attributable to the period of time in which this Lease is in effect. Lessee shall remit to Lessor the amount required to be paid by Lessor or Remainderman with respect to the Alabama Business Privilege Tax annually within ten (10) days after Lessor's request.

FLORIDA:
Radon Gas.   Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the county health public health unit.

SCHEDULE III

LEASED PERSONALTY

1. Lancer frozen carbonated beverage machines leased pursuant to Master Lease Agreement dated June 22, 2001 between Lessee and Transamerica Equipment Financial Services Corporation.

2. Lancer frozen carbonated beverage machines leased pursuant to Equipment Lease Agreement (No. 847101) dated as of September 6, 2000 between Lessee and CLC Equipment LLC.

3. Signage leased pursuant to Master Equipment Lease Numbers 483-01, 483-02 and 483-03 between Lessee and STI Credit Corporation, dated December 23, 1998, January 26, 1999 and May 12, 1999, respectively.

4. Headsets leased pursuant to Master Equipment Lease Number 483-04 dated July 27, 1999 between Lessee and STI Credit Corporation.

5. Computer hardware leased pursuant to Master Equipment Lease Number 483-05 dated August 8, 1999 between Lessee and STI Credit Corporation.



SCHEDULE 16.C
ADA SETTLEMENT

Lessee is a party to a settlement agreement relating to a civil action commenced on September 21, 1999 in the United States District Court for the Northern District of Alabama, Northeastern Division by Michael L. Jones, on behalf of himself and all others similarly situated, Plaintiffs, against The Krystal Company, Defendant (Civil Action No. CV-99-S-2537-NE). Under the settlement agreement, Lessee is required to renovate all 190 Krystal-owned restaurants that were built prior to the effective date of the ADA, and which contain restrooms that may not be fully-accessible to wheelchair-bound patrons, over the course of a ten (10) year period (commencing in 2002), to make such public accommodations fully-accessible to wheelchair-bound patrons in compliance with the accessibility guidelines specified by the ADA and the interpretative regulations promulgated under Congressional authorization.


SCHEDULE 27
EFFECTIVE DATE ECONOMIC USEFUL LIVES








                                                                      Remaining
     FFCA      Store                                                   Economic
    File #      #     Type      STREET                CITY       STATE  Life
1. 8001-3604  ATL022   F  4933 Jonesboro Rd         Forest Park    GA     22
2. 8001-3605  ATL049   F  5181 Hwy 78               Stone Mtn.     GA     28
3. 8001-3581  NSH015   F  1717 Charlotte Ave        Nashville      TN     20
4. 8001-3603  KNX012   F  410  Lovell Road          Knoxville      TN     27
5. 8001-3594  SAV006   F  14020 Abercorn Road       Savannah       GA     27
6. 8001-3584  ATL051   F  5140 South Cobb Dr.       Smyrna         GA     29
7. 8001-3591  KNX011   F  8901 Kingston Pike        Knoxville      TN     27
8. 8001-3583  NSH022   F  401  S. Cartwright St.    Goodlettsville TN     27
9. 8001-3596  SAV005   F  10003 Abercorn Rd.        Savannah       GA     25
10.8001-3599  ALB004   F  2621 Dawson Rd.           Albany         GA     33
11.8001-3589  BCF002   F  2914 S. Washington Av.    Titusville     FL     28
12.8001-3592  SAV004   F  4814 Augusta Road         Garden City    GA     25
13.8001-3580  DAY004   F  2550 W. Inter. Spdwy Blvd.Daytona Bch    FL     28
14.8001-3587  MUF002   F  1865 S. Church St.        Murfreesboro   TN     26
15.8001-3569  MFS001   F  1377 Union Ave.           Memphis        TN     23
16.8001-3572  MNT001   F  2805 East South Blvd      Montgomery     AL     22




























Exhibit 10.6-

                               CREDIT AGREEMENT

                         dated as of January 28, 2002

                                   among

                       THE KRYSTAL COMPANY, as Borrower

     KRYSTAL AVIATION CO., KRYSTAL AVIATION MANAGEMENT CO., AND PORT ROYAL
                        HOLDINGS, INC., as Guarantors,

                    THE LENDERS LISTED HEREIN, as Lenders

                          BANK OF AMERICA, N.A.,
                        as Administrative Agent

                                and

                      ORIX FINANCIAL SERVICES, INC.,
                         as Documentation Agent


                EXHIBITS
Exhibit A       -       Form of Revolving Loan Note
Exhibit B       -       Form of Term Loan Note
Exhibit C-1     -       Form of Parent Guaranty
Exhibit C-2     -       Form of Subsidiary Guaranty
Exhibit D-1     -       Form of Borrower Security Agreement
Exhibit D-2     -       Form of Subsidiary Security Agreement
Exhibit E-1     -       Form of Parent Pledge Agreement
Exhibit E-2     -       Form of Pledge Agreement
Exhibit F       -       Form of Closing Certificate
Exhibit G       -       Form of Opinion
Exhibit H       -       Form of Assignment and Acceptance Agreement
Exhibit I       -       Form of Intellectual Property Security Agreement
Exhibit J       -       Form of Notice of Borrowing
Exhibit K       -       Form of Notice of Conversion/Continuation
Exhibit L       -       Form of Compliance Certificate

                SCHEDULES
Schedule R-1    -       Real Estate Collateral
Schedule 4.01   -       UCC Search Locations
Schedule 5.01   -       Subsidiaries
Schedule 5.05   -       Litigation
Schedule 5.08(a)-       Environmental Claims
Schedule 5.08(b)-       Environmental Notices
Schedule 5.10   -       Defaults
Schedule 5.11   -       Burdensome Restrictions
Schedule 5.12   -       Taxes
Schedule 5.13   -       Material Subsidiaries
Schedule 5.15   -       Employee Benefit Matters
Schedule 5.16   -       Patent, Trademark, License, and
                          Other Intellectual Property Matters
Schedule 5.17   -       Ownership of Properties
Schedule 5.20   -       Labor and Employment Matters
Schedule 5.21   -       Dividend Restrictions
Schedule 7.01   -       Existing Indebtedness
Schedule 7.02   -       Existing Liens


CREDIT AGREEMENT

THIS CREDIT AGREEMENT is made and entered into as of January 28, 2002 by and among THE KRYSTAL COMPANY, a Tennessee corporation (the "Borrower") KRYSTAL AVIATION CO., KRYSTAL AVIATION MANAGEMENT CO., and PORT ROYAL HOLDINGS, INC., (each individually, a "Guarantor" and collectively, the "Guarantors"), the banks, financial institutions and other institutional lenders party thereto as lenders (each individually, a "Lender" and collectively, the "Lenders"), BANK OF AMERICA, N.A., a national banking association, as administrative agent for the Lenders (in such capacity, the "Agent") for the Lenders, and ORIX FINANCIAL SERVICES, INC., a New York corporation, as documentation agent ("ORIX," and, also referred to as the "Documentation Agent").

     The parties hereby agree as follows:

ARTICLE I.

DEFINITIONS; CONSTRUCTION

Section 1.01. Definitions. In addition to the other terms defined herein, the following terms used herein shall have the meanings herein specified (to be equally applicable to both the singular and plural forms of the terms defined):
"Adjusted LIBO Rate" shall mean, with respect to each Interest Period for a Eurodollar Advance, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined pursuant to the following formula:

                                   LIBOR
Adjusted LIBO Rate =    --------------------------------
                        1.0 - LIBOR Reserve Percentage

As used herein, LIBOR Reserve Percentage shall mean, for any Interest Period for a Eurodollar Advance, the reserve percentage (expressed as a decimal) equal to then stated maximum rate of all reserves requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) applicable to any member bank of the Federal Reserve System in respect of Eurocurrency liabilities as defined in Regulation D (or against any successor category of liabilities as defined in Regulation D).

"Advance" shall mean any principal amount advanced and remaining outstanding at any time as (i) the Revolving Loan, which Advance shall be made or outstanding as Base Rate Advance or Eurodollar Advance, as the case may be, or
(ii) the Term Loan, which Advance shall be made or outstanding as Eurodollar Advance.

"Affiliate" of any Person means any other Person directly or indirectly controlling, controlled by, or under common control with, such Person, whether through the ownership of voting securities, by contract or otherwise. For purposes of this definition, "control" (including with correlative meanings, the terms "controlling", "controlled by", and "under common control with") as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person.

"Agent" shall mean Bank of America, and any successor agent appointed pursuant to Section 9.10 hereto.

"Agent's Fee Letter" shall mean that certain fee letter dated as of the Closing Date, executed by the Borrower and addressed to the Agent.

"Agreement" shall mean this Credit Agreement, as hereafter amended, restated, supplemented or otherwise modified from time to time.

"Applicable Commitment Fee Rate" shall mean, with respect to any calculation of the Commitment Fee hereunder, (i) from the Closing Date through and including July 31, 2002, three quarters of one percent (0.75%) per annum, and (ii) thereafter, the percentage per annum determined by reference to the following chart set forth below based on Borrower's Funded Debt Coverage Ratio calculated as of the relevant determination date in accordance with Section 6.08(b):

       Funded Debt                   Applicable Commitment
       Coverage Ratio                       Fee Rate
       -----------------------------        --------
       Less than or equal to 3.0:1.0          0.20%

       Greater than 3.0:1.0, but less
       than or equal to 3.50:1.0              0.25%

       Greater than 3.50:1.0, but less
       than or equal to 4.0:1.0               0.3755

       Greater than 4.0:1.0, but less
       than or equal to 4.50:1.0              0.50%

       Greater than 4.50:1.0 but less
       than or equal to 5.0:1.0               0.625%

       Greater than 5.0:1.0                    0.75%

Each change in the Applicable Commitment Fee Rate resulting from a change in the Funded Debt Coverage Ratio shall be effective from and after the date that any change in the Applicable Margin is effective. Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b), and (c), as applicable, the Applicable Commitment Fee Rate shall be 0.75%. "Applicable Margin" shall mean, (i) under the Revolving Loan Commitment, (A) with respect to all Eurodollar Advances outstanding from the Closing Date through and including July 31, 2002, three and one-half of one percent (3.50%) per annum, (B) with respect to all Base Rate Advances outstanding from the Closing Date through and including July 31, 2002, two percent (2.00%) per annum, and (C) with respect to all Advances outstanding thereafter, the relevant percentage indicated below for the Borrower's Funded Debt Coverage Ratio, as determined quarterly, based upon the financial statements delivered to the Lenders pursuant to Section 6.07(a) or Section 6.07(b) hereof, as the case may be in accordance with Section 6.08(b), with such Applicable Margin to be effective with respect to calculations based upon the financial statements delivered pursuant to Section 6.07 as of the first day of the second Fiscal Quarter immediately following the Fiscal Quarter for which such financial statements are delivered (for example, the Applicable Margin effective as of the first day of the third Fiscal Quarter shall be calculated based upon the financial statements delivered for the first Fiscal Quarter of the Borrower):

Funded Debt                      Applicable Margin        Applicable Margin
Coverage Ratio                for Eurodollar Advances   for Base Rate Advances
                               of the Revolving Loan     of the Revolving Loan

Less than or equal to 3.0:1.0        1.75%                      0.25%

Greater than 3.0:1.0, but less
than or equal to 3.50:1.0            2.00%                       0.50%

Greater than 3.50:1.0, but less
than or equal to 4.0:1.0             2.50%                       1.00%

Greater than 4.0:1.0, but less
than or equal to 4.50:1.0            3.00%                       1.50%

Greater than 4.50:1.0, but less
than or equal to 4.00:1.0            3.25%                       1.75%

Greater than 5.0:1.0                 3.50%                       2.00%

Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b), and (c), as applicable, the Applicable Margin with respect to Eurodollar Advances then outstanding shall be 3.50% and the Applicable Margin with respect to Base Rate Advances shall be 2.00%, and (ii) under the Term Loan Commitment (A) with respect to all Advances outstanding from the Closing Date through and including July 31, 2002, four percent (4.00%) per annum, and (B) with respect to all Advances outstanding thereafter, the relevant percentage indicated below for the Borrower's Funded Debt Coverage Ratio, as determined quarterly, based upon the financial statements delivered to the Lenders pursuant to Section 6.07(a) or Section 6.07(b) hereof, as the case may be in accordance with Section 6.08(b),

Funded Debt Coverage Ratio          Applicable Margin for Advances under
                                        the Term Loan Commitment

Less than or equal to 4.0                        3.50%

Greater than 4.0:1.0 but less
than or equal to 4.50:1.0                        3.75%

Greater than 4.50:1.0                            4.00%

Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b) and (c), as applicable, the Applicable Margin with respect to Advances under the Term Loan Commitment then outstanding shall be 4.00%.

"Asset Sale" shall mean, with respect to any Person, the sale, lease, conveyance or other disposition, that does not constitute a Restricted Payment or an Investment, by such Person of any of its assets (including, without limitation by way of a Sale and Leaseback Transaction and including the issuance, sale or transfer of any Equity Interests in any Subsidiary of the Borrower) other than to the Borrower (including the receipt of proceeds of insurance paid on account of the loss of or damage to any asset and awards of compensation for any asset taken by condemnation, eminent domain or similar proceeding, and including the receipt of proceeds of business interruption insurance), in each case, in one or a series of related transactions; provided, that notwithstanding the foregoing, the term "Asset Sale" shall not include:

    (a) the sale, lease, conveyance, disposition or other transfer of all or substantially all of the assets of the Borrower in a transaction permitted under Section 7.03 hereof;

    (b)  the sale or lease of equipment, inventory, accounts receivable or
  other   assets in the ordinary course of business consistent with past practice;

    (c) a transfer of assets by the Borrower to a Wholly-Owned Subsidiary of the Borrower or by a Wholly-Owned Subsidiary of the Borrower to the Borrower or to another Wholly-Owned Subsidiary of the Borrower;

    (d) an issuance of Equity Interests by a Wholly-Owned Subsidiary of the Borrower to the Borrower or to another Wholly-Owned Subsidiary of the Borrower;

    (e)  the issuance by the Borrower of shares of its Capital Stock; or

    (f)  the sale or other disposition of cash or Cash Equivalents.

"Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an Eligible Assignee in accordance with the terms of this Agreement and substantially in the form of Exhibit H.

"Bank of America" shall mean Bank of America, N.A., a national banking association, and its successors and assigns.

"Bankruptcy Code" shall mean the Bankruptcy Code of 1978, as amended and in effect from time to time (11 U.S.C. 101 et seq.).

"Base Rate" shall mean (with any change in the Base Rate to be effective as of the date of change of either of the following rates) the higher of (i) the rate which the Agent publicly announces from time to time as its prime lending rate, as in effect from time to time, and (ii) the Federal Funds Rate, as in effect from time to time, plus one-half of one percent (0.50%) per annum. The Agent's prime lending rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to customers; the Agent may make commercial loans or other loans at rates of interest at, above or below the Agent's prime lending rate.

"Base Rate Advance" shall mean an Advance made or outstanding as a Revolving Loan bearing interest based on the Base Rate.

"Base Rate Borrowing" shall mean a Borrowing made up of Base Rate Advances.

"Borrower" shall mean The Krystal Company, a Tennessee corporation, its successors and permitted assigns.

"Borrower Security Agreement" shall mean that certain Borrower Security Agreement executed by the Borrower substantially in the form of Exhibit D-1, granting a security interest in all of the personal property and fixtures of the Borrower to the Agent, for the benefit of the Agent and the Lenders.

"Borrowing" shall mean the incurrence by Borrower under any Facility of Advances of one Type concurrently having the same Interest Period or the continuation or conversion of an existing Borrowing or Borrowings in whole or in part.

"Business Day" shall mean any day excluding Saturday, Sunday and any other day on which banks are required or authorized to close in Atlanta, Georgia and, if the applicable Business Day relates to Eurodollar Advances, any day on which trading is not carried on by and between banks in deposits of the applicable currency in the applicable interbank Eurocurrency market.

"Capital Expenditures" shall mean, for any fiscal period of the Borrower, all expenditures by the Borrower and its Subsidiaries during such period for the acquisition or leasing of any fixed assets or improvements, or for replacements, substitutions or additions thereto, which have a useful life of more than one year and which are or should be reflected on the Borrower's statement of cash flow for such period as capital expenditures in accordance with GAAP.

"Capital Lease" shall mean, as applied to any Person, any lease of any property (whether real, personal or mixed) by such Person as lessee which would, in accordance with GAAP, be required to be classified and accounted for as a capital lease on a balance sheet of such Person, other than, in the case of Borrower or any of its Subsidiaries, any such lease under which Borrower or a Wholly-Owned Subsidiary of Borrower is the lessor.

"Capital Lease Obligation" shall mean, with respect to any Capital Lease, the amount of the obligation of the lessee thereunder which would, in accordance with GAAP, appear on a balance sheet of such lessee in respect of such Capital Lease.

"Capital Stock" shall mean (i) in the case of a corporation, capital stock,
(ii) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of capital stock, (iii) in the case of a partnership, partnership interests (whether general or limited) and (iv) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distributions of assets of, the issuing Person.

"Cash Equivalents" shall mean
:
(ii) securities issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities not more than twelve months from the date of acquisition;

(iii) U.S. dollar denominated (or foreign currency fully hedged) time deposits, certificates of deposit of (a) any domestic commercial bank of recognized standing having capital and surplus in excess of $500 million or (b) any bank whose short-term commercial paper rating from S&P is at least A-1 or the equivalent thereof or from Moody's is at least P-1 or the equivalent thereof (any such bank being an "Approved Lender"), in each case with maturities of not more than twelve months from the date of acquisition; and

(iv) commercial paper issued by an Approved Lender (or by the parent company thereof) or any variable rate notes issued by, or guaranteed by, any domestic corporation rated A-2 (or the equivalent thereof) or better by S&P or P-2 (or the equivalent thereof) or better by Moody's and maturing within twelve months of the date of acquisition.

"Cash Taxes Paid" shall mean, for any fiscal period of Borrower, the taxes paid by the Borrower and its Subsidiaries.

"Change of Control" shall mean such time as either:

(i) prior to the initial Public Equity Offering by the Borrower or the Parent of its common stock, the Permitted Shareholders cease to be, directly or indirectly, the beneficial owners in the aggregate, of more than 50% of the voting power of the Voting Stock of the Borrower and of the Parent, in each case on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of the Borrower or the Parent, as the case may be, convertible into or exercisable for Voting Stock of the Borrower or the Parent, as the case may be (whether or not such securities are then currently convertible or exercisable); or

(ii) after the initial Public Equity Offering by the Borrower or the Parent of its common stock, (a) any "person" or "group" (within the meaning of Section 13(d) or 14(d) of the Exchange Act) (other than one or more of the Permitted Shareholders) has become, directly or indirectly, the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person shall be deemed to have "beneficial ownership" of all shares that any such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), by way of merger, consolidation or otherwise, of 35% or more of the voting power of the Voting Stock of the Borrower or the Parent in each case on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of the Borrower or the Parent, as the case may be, convertible into or exercisable for Voting Stock of the Borrower or the Parent, as the case may be (whether or not such securities are then currently convertible or exercisable) and (b) such person or group is or becomes, directly or indirectly, the beneficial owner of a greater percentage of the voting power of the Voting Stock of the Borrower or of the Parent, as the case may be, calculated on such fully-diluted basis, than the percentage then beneficially owned by the Permitted Shareholders; or

(iii) the Borrower or the Parent merges with or into another Person or sells, assigns, conveys, transfers, leases or otherwise disposes of all or substantially all of its assets to any Person, or any Person merges with or into the Borrower or the Parent, in any such event pursuant to a transaction in which the outstanding Voting Stock of the Borrower or the Parent is converted into or exchanged for cash, securities or other property, other than any such transaction where (x) the outstanding Voting Stock of the Borrower or the Parent is converted into or exchanged for (1) Voting Stock (other than Disqualified Stock) of the surviving or transferee corporation and/or (2) cash, securities and other property in an amount which could be paid by the Borrower as a Restricted Payment under Section 7.04 hereof and (y) immediately after such transaction no "person" or "group" (within the meaning of Section 13(d) and 14(d) of the Exchange Act) (other than one or more of the Permitted Shareholders) is the "beneficial owner" (as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person shall be deemed to have "beneficial ownership" of all shares that any such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time), directly or indirectly, of (1) 35% or more of the voting power of the Voting Stock of the surviving or transferee corporation on a fully-diluted basis, after giving effect to the conversion and exercise of all outstanding warrants, options and other securities of such surviving or transferee corporation, convertible into or exercisable for Voting Stock of such surviving or transferee corporation (whether or not such securities are then currently convertible or exercisable) and (2) a greater percentage of the voting power of the Voting Stock of such surviving or transferee corporation calculated on such fully diluted basis, than the percentage then beneficially owned by the Permitted Shareholders; or

(iv) during any period of two consecutive calendar years, individuals who at the beginning of such period constituted either the board of directors of the Borrower or of the Parent, as the case may be, together with any new members of such board of directors (a) whose election by such board of directors or whose nomination for election by the stockholders of the Borrower or the stockholders of the Parent, as the case may be, was approved by a vote of a majority of the members of such board of directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved or (b) elected by the Permitted Shareholders, cease for any reason to constitute a majority of the directors of the Borrower or of the Parent, as the case may be, then in office.

"Change in Control Provision" shall mean any term or provision contained in any indenture, debenture, note, or other agreement or document evidencing or governing Indebtedness of Borrower evidencing debt or a commitment to extend loans in excess of $1,000,000.00 which requires, or permits the holder(s) of such Indebtedness of Borrower to require that such Indebtedness of Borrower be redeemed, repurchased, defeased, prepaid or repaid, either in whole or in part, or the maturity of such Indebtedness of Borrower to be accelerated in any respect, as a result of a change in ownership of the capital stock of Borrower or voting rights with respect thereto.

"Closing Certificate" shall mean the closing certificate of even date herewith delivered by the Borrower to the Agent, in form and substance satisfactory to the Agent and substantially in the form of Exhibit F.

"Closing Date" shall mean January 28, 2002.
"Collateral" shall mean all of the assets of the Credit Parties subject to a Lien in favor of the Agent, for the benefit of the Agent and the Lenders, pursuant to the Security Documents.

"Collateral (Pool A)" shall mean all Collateral other than the Collateral (Pool B).

"Collateral (Pool B)" shall mean the Real Estate Collateral designated on Schedule R-1 as Collateral (Pool B), together with all substitutions and replacements therefor as designated by the Term Lender from time to time.

"Commitments" shall mean the Revolving Loan Commitment and the Term Loan Commitment.

"Commitment Fee" shall have the meaning ascribed to it in Section 3.05(a).

"Consolidated Cash Flow" shall mean, with respect to any fiscal period of the Borrower, the sum of (i) Consolidated EBITDA for such period, plus (ii) Rental Expense for such period, minus (iii) Dividends paid during such period, minus
(iv) Taxes Paid during such period, in each case, calculated on a consolidated basis in accordance with GAAP.

"Consolidated Companies" shall mean, collectively, Parent and all of its Subsidiaries.

"Consolidated EBITDA" shall mean, with reference to any period, and without duplication of any of item, an amount equal to the sum for such fiscal period of Consolidated Net Income (Loss) and, to the extent deducted in determining such Consolidated Net Income (Loss), provisions for (i) taxes based on income (whether paid or deferred), (ii) Consolidated Interest Expense, (iii) depreciation of assets and (iv) amortization.

"Consolidated Funded Debt" shall mean, as of any date of determination, the Funded Debt of the Borrower and its Subsidiaries.

"Consolidated Interest Expense" shall mean, for any period, total interest expense of the Borrower and its Subsidiaries (including without limitation, interest expense attributable to Capital Leases, all capitalized interest, all commissions, discounts and other fees and charges owed with respect to bankers acceptance financing, net costs (i.e., costs minus benefits) under Interest Rate Contracts, and total interest expense (whether shown as interest expense or as loss and expenses on sales of receivables) under a receivables purchase facility) determined on a consolidated basis in accordance with GAAP, excluding amortized costs of Indebtedness, net of any interest income.

"Consolidated Net Income (Loss)" shall mean, with reference to any period, the net income (or deficit) of the Borrower and its Subsidiaries for such period (taken as a cumulative whole), after deducting all operating expenses, provisions for all taxes and reserves (including reserves for deferred income taxes) and all other proper deductions, all determined in accordance with GAAP on a consolidated basis, after eliminating all intercompany transactions and after deducting portions of income properly attributable to minority interests, if any, in the stock and surplus of the Subsidiaries of the Borrower, and excluding the sum of (i) the gain or loss (net of any tax effect) resulting from the sale of any capital assets other than in the ordinary course of business of the Borrower and its Subsidiaries and (ii) other extraordinary or non-recurring items, as defined by GAAP, of the Borrower and its Subsidiaries.

"Consolidated Net Worth" shall mean the shareholders' equity of the Borrower calculated in accordance with GAAP, less treasury stock.

"Contractual Obligation" of any Person shall mean any provision of any security issued by such Person or of any material agreement, instrument or undertaking under which such Person is obligated or by which it or any of the property owned by it is bound.

"Credit Documents" shall mean, collectively, this Agreement, the Notes, the Guaranty Agreements, the Security Documents and all other instruments, documents, certificates, agreements and writings executed in connection herewith.

"Credit Parties" shall mean, collectively, each of the Borrower and the Guarantors (including all Persons that are currently Guarantors and all Persons who may at any time in the future become Guarantors), and every other Person who from time to time executes a Security Document with respect to all or any portion of the Obligations.

"Currency Contracts" shall mean any forward contracts, futures contracts, foreign exchange contracts, currency swap agreements, and other similar agreements and arrangements entered into by any Consolidated Company designed to protect any Consolidated Company against fluctuations in foreign exchange rates.

"Current Maturities of Long Term Debt" shall have the meaning afforded such term under GAAP and shall be calculated with respect to the Borrower and its Subsidiaries.

"Default" shall mean any condition or event which, with notice or lapse of time or both, would constitute an Event of Default.

"Disqualified Stock" means (a) with respect to any Person, Capital Stock of such Person that, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or is redeemable at the option of the holder thereof, in whole or in part, on or prior to the date which is one year after the date on which the Senior Notes mature and (b) with respect to any Subsidiary of such Person (including with respect to any Subsidiary of the Borrower), any Capital Stock.

"Documentation Agent" shall mean ORIX.

"Dollar" and "U.S. Dollar" and the sign "$" shall mean lawful money of the United States of America.

"Eligible Assets" means another business or any substantial part of another business or other long-term assets (including, without limitation new restaurant locations), in each case, in, or used or useful in, the same or a similar line of business as the Borrower (exclusive of Krystal Aviation Co. and Krystal Aviation Management Co.) was engaged in on the Closing Date or any reasonable extensions or expansions thereof (including the Capital Stock of another Person engaged in such business, provided such other Person is, or immediately after giving effect to any such acquisition shall become, a Wholly-Owned Subsidiary of the Borrower).

"Eligible Assignee" shall mean (i) a commercial bank organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $50,000,000 and a long term debt rate of at least
 "investment grade" by Moody's or S& P, or any commercial finance or asset-based lending Affiliate of any such commercial bank and (ii) any Lender.

"Environmental Laws" shall mean all federal, state, local and foreign statutes and codes or regulations, rules or ordinances issued, promulgated, or approved thereunder, now or hereafter in effect (including, without limitation, those with respect to asbestos or asbestos containing material or exposure to asbestos or asbestos containing material), relating to pollution or protection of the environment and relating to public health and safety, relating to (i) emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial toxic or hazardous constituents, substances or wastes, including without limitation, any Hazardous Substance, petroleum including crude oil or any fraction thereof, any petroleum product or other waste, chemicals or substances regulated by any Environmental Law into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), or (ii) the manufacture, processing, distribution, use, generation, treatment, storage, disposal, transport or handling of any Hazardous Substance, petroleum including crude oil or any fraction thereof, any petroleum product or other waste, chemicals or substances regulated by any Environmental Law, and (iii) underground storage tanks and related piping, and emissions, discharges and releases or threatened releases therefrom, such Environmental Laws to include, without limitation (a) the Clean Air Act (42 U.S.C. 7401 et seq.), (b) the Clean Water Act (33 U.S.C. 1251 et seq.), (c) the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), (d) the Toxic Substances Control Act (15 U.S.C.
2601 et seq.), (e) the Comprehensive Environmental Response Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act (42 U.S.C. 9601 et seq.), and (f) all applicable national and local laws or regulations with respect to environmental control.

"Environmental Indemnity Agreement" shall mean that certain Environmental Indemnity Agreement of even date herewith from the Borrower in favor of the Agent, for the benefit of the Agent and the Lenders.

"Equity Interests" means Capital Stock and all warrants, options or other rights to acquire Capital Stock (but excluding any debt security that is convertible into, or exchangeable for, Capital Stock), whether outstanding prior to, on or after the Closing Date.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended and in effect from time to time.

"ERISA Affiliate" shall mean, with respect to any Person, each trade or business (whether or not incorporated) which is a member of a group of which that Person is a member and which is under common control within the meaning of the regulations promulgated under Section 414 of the Tax Code.

"Eurodollar Advance" shall mean an Advance made or outstanding as a Revolving Loan bearing interest based on the Adjusted LIBO Rate or an Advance made or outstanding as the Term Loan bearing interest based on the Adjusted LIBO Rate.

"Eurodollar Borrowing" shall mean a Borrowing made up of Eurodollar Advances.

"Event of Default" shall have the meaning provided in Article VIII.

"Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

"Executive Officer" shall mean with respect to any Person, the Chairman, President, Vice Presidents, Chief Financial Officer, Treasurer, Secretary and any Person holding comparable offices or duties.

"Exempt Affiliate Transactions" means (a) transactions between or among the Borrower and/or its Wholly-Owned Subsidiaries, (b) advances to officers of the Borrower or any Subsidiary of the Borrower in the ordinary course of business to provide for the payment of reasonable expenses incurred by such persons in the performance of their responsibilities to the Borrower or such Subsidiary or in connection with any relocation, (c) fees and compensation paid to and indemnity provided on behalf of directors, officers or employees of the Borrower or any Subsidiary of the Borrower in the ordinary course of business,
(d) any employment agreement that is in effect on the Closing Date and any such agreement entered into by the Borrower or a Subsidiary of the Borrower after the Closing Date in the ordinary course of business of the Borrower or such Subsidiary and (e) any Restricted Payment that is not prohibited by Section
7.04 hereof.

"Facility" or "Facilities" shall mean the Revolving Loan Commitment, the Letter of Credit Subcommitment, and the Term Loan Commitment, as the context may indicate.

"Federal Funds Rate" shall mean for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with member banks of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of Atlanta, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent.

"Final Maturity Date" shall mean, the fifth anniversary of the Closing Date, or such earlier date as payment of the Term Loan shall become due and payable (whether by acceleration or otherwise).

"Fiscal Quarter" shall mean, with respect to the Borrower, a period of 13 (or, if applicable, 14) consecutive week period, in each case, comprising a portion of the Borrower's Fiscal Year.

"Fiscal Year" shall mean, with respect to the Borrower, any period of 52 (or, if applicable 53) consecutive weeks ending on the Sunday closest to December 31 of each year; references to a Fiscal Year with a number corresponding to any calendar year (e.g., "Fiscal Year 2001") refer to the Fiscal Year ending on the Sunday closest to December 31 of that year.

"Fiscal Year End" shall mean the last day of any Fiscal Year.

"Fixed Charge Coverage Ratio" shall mean, for any period, the ratio of (a) Consolidated EBITDA plus Rental Obligations minus extraordinary gains minus dividends paid during such period, to (b) Fixed Charges for such period in each case determined with respect to the Borrower and its Subsidiaries for the Fiscal Quarter ending on such date and the immediately preceding three Fiscal Quarters.

"Fixed Charges" shall mean, with reference to any period, determined in accordance with GAAP on a consolidated basis, the sum of the following for the Borrower and its Subsidiaries, after eliminating all intercompany items:

    (a) Consolidated Interest Expense for such period;
    (b) all Rental Obligations payable as lessee under any operating lease properly charged or chargeable to income during such period in accordance with GAAP;

    (c) Current Maturities of Long Term Debt for such period as reflected on the balance sheet for such ended period; and

    (d) Current maturities of Long Term Capital Leases for such period, without duplication, as reflected on the balance sheets for such ended period; and

    (e) all Cash Taxes Paid; provided, however, that in no event shall Cash Taxes Paid include any taxes paid as a result of transaction gains or losses that are not included in EBITDA;

provided that any interest charges or rentals paid or accrued by any Person acquired by the Borrower or any of its Subsidiaries during such period, through purchase, merger, consolidation or otherwise, shall be included in "Fixed Charges" only to the extent that the earnings of such Person are taken into account in determining Consolidated Cash Flow for such period.

"Funded Debt" shall mean, as applied to any Person, all Indebtedness of such Person of the types described in clauses (i) - (vii) of the definition thereof, less the undrawn amount of any Letters of Credit issued hereunder.
"Funded Debt Coverage Ratio" shall mean, as of the last day of any Fiscal Quarter of the Borrower, the ratio of (i) Consolidated Funded Debt to (ii) Consolidated EBITDA determined with respect to the Borrower and its Subsidiaries for the Fiscal Quarter ending on such date and the immediately preceding three Fiscal Quarters.

"GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or, if no such statements are promulgated, then such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

"Guarantors" shall mean, collectively, (i) the Parent (ii) Krystal Aviation Co., (iii) Krystal Aviation Management Co. and (iv) all other Material Subsidiaries of the Borrower, whether now existing or hereafter created, and their respective successors and permitted assigns.

"Guaranty" shall mean any contractual obligation, contingent or otherwise (other than letters of credit), of a Person with respect to any Indebtedness or other obligation or liability of another Person, including without limitation, any such Indebtedness, obligation or liability directly or indirectly guaranteed, endorsed, co-made or discounted or sold with recourse by that Person, or in respect of which that Person is otherwise directly or indirectly liable, including contractual obligations (contingent or otherwise) arising through any agreement to purchase, repurchase, or otherwise acquire such Indebtedness, obligation or liability or any security therefor, or any agreement to provide funds for the payment or discharge thereof (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain solvency, assets, level of income, or other financial condition, or to make any payment other than for value received. The amount of any Guaranty shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which guaranty is made or, if not so stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder) as determined by such Person in good faith.

"Guaranty Agreements" shall mean, the Subsidiary Guaranty and the Parent
Guaranty.

"Hazardous Substances" shall have the meaning assigned to that term in the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986.
"Hedging Obligations" means, with respect to any Person, the obligations of such Person entered into in the ordinary course of business under interest rate swap agreements, interest rate cap agreements and interest rate collar agreements and other similar financial agreements or arrangements designed to protect such Person against, or manage the exposure of such Person to, fluctuations in interest rates.

"Indebtedness" of any Person shall mean, without duplication (i) all obligations of such Person for borrowed money and for the deferred purchase price of property or services, and obligations evidenced by bonds, debentures, notes or other similar instruments; (ii) all Capital Lease Obligations; (iii) all Guaranties of such Person (including contingent reimbursement obligations under undrawn letters of credit); (iv) Indebtedness of others secured by any Lien upon property owned by such Person, whether or not assumed; (v) obligations or other liabilities under Currency Contracts, Interest Rate Contracts, or other Hedging Obligations; (vi) all obligations of such Person arising pursuant to any asset securitization transactions; (vii) Redeemable Capital Stock of such Person valued at the greater of its voluntary or involuntary maximum fixed repurchase price plus accrued dividends; and (viii) all other obligations of such Person which in accordance with GAAP would be shown on the balance sheet of such Person as a liability (other than reserves required by GAAP). For purposes hereof, the "maximum fixed repurchase price" of any Redeemable Capital Stock which does not have a fixed repurchase price shall be calculated in accordance with the terms of such Redeemable Capital Stock as if such Redeemable Capital Stock were purchased on any date on which Indebtedness shall be required to be determined pursuant to this Agreement, and if such price is based on, or measured by, the fair market value of such Redeemable Capital Stock, such fair market value shall be determined in good faith by the board of directors of the issuer of such Redeemable Capital Stock.

"Initial Maturity Date" shall mean June 1, 2004, or such earlier date as payment of the Revolving Loan shall be due (whether by acceleration or otherwise).

"Intellectual Property Security Agreement" shall mean that certain Intellectual Property Security Agreement of even date herewith executed by the Borrower and its Subsidiaries in favor of the Agent, for the benefit of the Agent and the Lenders, substantially in the form of Exhibit I attached hereto.

"Interest Period" shall mean (i) as to any Eurodollar Advance, the interest period selected by the Borrower pursuant to Section 3.04(a) hereof, and (ii) as to the Term Loan, the interest period specified in Section 3.04(c) hereof. "Interest Rate Contract" shall mean all interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate insurance and other agreements and arrangements designed to provide protection against fluctuations in interest rates, in each case as the same may be from time to time amended, restated, renewed, supplemented or otherwise modified.

Investments" means, with respect to any Person, all investments by such Person in other Persons (including Affiliates) in the form of direct or indirect loans (including guarantees of Indebtedness or other obligations), advances or other extensions of credit or capital contributions to other Persons (by means of any transfer of cash or other property but excluding advances to officers of the type specified in clause (b) of the definition of Exempt Affiliate Transactions), or any purchases, acquisitions for consideration of Indebtedness, Equity Interests or other securities or ownership by such Person or any Capital Stock, bonds, notes, debentures or other securities (including, without limitation any interests in a partnership or joint venture) issued or owned by any other Person, and all other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP; provided that an acquisition by the Borrower for consideration consisting of common equity securities of the Borrower shall not be deemed to be an Investment.

"Lender" or "Lenders" shall mean, individually and collectively, as the context may require, the Revolving Lender and the Term Lender.

"Lending Office" shall mean for each Lender, the office such Lender may designate in writing from time to time to Borrower and the Agent.

"L/C Cash Collateral Account" shall mean a cash collateral account established by the Agent for deposit of cash collateral for the aggregate L/C Outstandings, which account shall be designated as the L/C Cash Collateral Account and shall be subject to the sole dominion and control of the Agent.

"L/C Outstandings" shall mean, as at any date of determination with respect to an outstanding Letter of Credit, the sum of (i) the maximum aggregate amount which at such date of determination is available to be drawn (assuming conditions for drawing thereunder have been met) under such Letter of Credit then outstanding, plus (ii) the aggregate amount of all drawings under such Letter of Credit and honored by the Agent not theretofore reimbursed by or on behalf of the Borrower.

"L/C Subcommitment" shall mean, at any time, an aggregate amount of $5,000,000, as such amount may be reduced from time to time in accordance with the terms of this Agreement.

"Letter of Credit" shall mean any letter of credit issued by the Agent for the account of the Borrower pursuant to the L/C Subcommitment, as the same may be amended, extended or re-issued from time to time.

"Letter of Credit Fee" shall have the meaning set forth in Section 3.05(b).

"LIBOR" shall mean, for any Interest Period, with respect to Eurodollar Advances the offered rate for deposits in U.S. Dollars, for a period comparable to the Interest Period and in an amount comparable to the amount of such Advances, appearing on the Reuters Screen LIBO Page as of 11:00 A.M. (London, England time) on the day that is two London Business Days prior to the first day of the Interest Period. If two or more of such rates appear on the Reuters Screen LIBO Page, the rate for that Interest Period shall be the arithmetic mean of such rates. If the foregoing rate is unavailable from the Reuters Screen for any reason, then such rate shall be determined by the Agent from Telerate Page 3750 or, if such rate is also unavailable on such service, then on any other interest rate reporting service of recognized standing designated in writing by the Agent to Borrower and the other Lenders; in any such case rounded, if necessary, to the next higher 1/16 of 1.0%, if the rate is not such a multiple.

"Lien" shall mean any mortgage, pledge, security interest, lien, charge, hypothecation, assignment, deposit arrangement, title retention, preferential property right, trust or other arrangement having the practical effect of the foregoing and shall include the interest of a vendor or lessor under any conditional sale agreement, capitalized lease or other title retention agreement.

"Loans" shall mean, collectively, the Revolving Loan and the Term Loan
..
"Margin Regulations" shall mean Regulation T, Regulation U and Regulation X of the Board of Governors of the Federal Reserve System, as the same may be in effect from time to time.

"Material Contracts" shall mean the material agreements of the Borrower and each of the other Credit Parties listed on Schedule 5.10 and all other agreements of the Borrower or any other Credit Party now or hereafter entered into which contain material Contractual Obligations.

"Material Subsidiary" shall mean each direct or indirect Subsidiary of the Borrower.

"Materially Adverse Effect" shall mean any materially adverse change in (i) the business, results of operations, financial condition, assets or prospects of the Consolidated Companies, taken as a whole, (ii) the ability of Borrower to perform its obligations under this Agreement, or (iii) the ability of the other Credit Parties (taken as a whole) to perform their respective obligations under the Credit Documents.

"Maturity Date" shall mean, (i) with respect to all amounts owing or Advances made under the Revolving Loan Commitment, the Initial Maturity Date, and (ii) with respect to all amounts owing or Advances made under the Term Loan Commitment, the Final Maturity Date.

"Moody's" shall mean Moody's Investors Service, Inc.

"Mortgages" shall mean those certain mortgages, deed to secure debt, deeds of trust and similar instruments executed by the Borrower granting a Lien on the Real Estate Collateral and fixtures owned by the Borrower to the Agent, for the benefit of the Agent and the Lenders.

"Multiemployer Plan" shall have the meaning set forth in Section 4001(a)(3) of ERISA.

"Net Proceeds" shall mean the aggregate cash proceeds received by the Borrower or any of its Subsidiaries in respect of any Asset Sale (including, without limitation, any cash received upon the sale or other disposition of any noncash consideration received in any Asset Sale), net of the direct costs relating to such Asset Sale (including, without limitation legal, accounting and investment banking fees, and sales commissions), taxes paid or payable as a result thereof, and any reserve for adjustment in respect of the sale price of such asset or assets established in accordance with GAAP.

"Notes" shall mean, collectively, the Revolving Loan Note and the Term Loan
Note.

"Notice of Borrowing" shall have the meaning provided in Section 3.01(a)(i).

"Notice of Conversion/Continuation" shall have the meaning provided in
Section 3.01(b)(i).

"Obligations" shall mean all amounts owing to the Agent or any Lender pursuant to the terms of this Agreement, any Currency Contract or Interest Rate Contract entered into by a Lender with the Borrower, or any other Credit Document, including without limitation, all Loans (including all principal and interest payments (including post-petition interest whether or not allowed as a claim in any bankruptcy action) due thereunder), fees, expenses, indemnification and reimbursement payments, indebtedness, liabilities, and obligations of the Credit Parties, direct or indirect, absolute or contingent, liquidated or unliquidated, now existing or hereafter arising, together with all renewals, extensions, modifications or refinancings thereof.

"ORIX" shall mean ORIX Financial Services, Inc., a New York corporation, and its successors and assigns.

"ORIX Fee Letter" shall mean, that certain Fee Letter dated as of the Closing Date, executed by the Borrowers and addressed to ORIX.

"Parent" shall mean Port Royal Holdings, Inc., a Georgia corporation.

"Parent Guaranty" shall mean that certain limited recourse Parent Guaranty of even date herewith executed by the Parent in favor of the Agent for the benefit of the Agent and the Lenders with respect to the Obligations.
"Parent Pledge Agreement" shall mean that certain Parent Pledge Agreement of even date herewith executed by the Parent in favor of the Agent, for the benefit of the Agent and the Lenders, in connection with the Pledged Stock owned by the Parent substantially in the form of Exhibit E-1.

"Payment Office" shall mean with respect to payments of principal, interest, fees or other amounts relating to the Revolving Loan and the Term Loan, and all other Obligations, the office specified as the "Payment Office" for the Agent on the signature page of the Agent, or such other location as to which the Agent shall have given written notice to the Borrower.

"PBGC" shall mean the Pension Benefit Guaranty Corporation, or any successor thereto.

"Permitted Investments" shall mean:

    (a) any Investments in the Borrower;

    (b) any Investments in Cash Equivalents;

    (c) Investments made as a result of the receipt of noncash consideration from an Asset Sale that was made pursuant to and in compliance with
   Section 7.05(b);

    (d) Investments in property or assets to be used in any line of business in which the Borrower or any of its Subsidiaries was engaged on the Closing Date or any reasonable extensions or expansions thereof; and

    (e) Investments in Wholly-Owned Subsidiaries of the Borrower and any entity that (a) is engaged in the same or a similar line of business as the Borrower or any of its Subsidiaries was engaged in on the Closing Date or any reasonable extensions or expansions thereof, and (b) as a result of such Investment, becomes a Wholly-Owned Subsidiary of the Borrower.

"Permitted Liens" shall mean with respect to any Person,
    (a) Liens pursuant to the Security Documents;

    (b) Liens existing on the Closing Date and disclosed on Schedule 7.02;

    (c) pledges or deposits by such Person under worker's compensation laws, unemployment insurance laws or similar legislation, or good faith deposits in connection with bids, tenders, contracts (other than for the payment of Indebtedness) or leases to which such Person is a party, or deposits to secure public or statutory obligations of such Person or deposits of cash or United States government bonds to secure surety or appeal bonds to which such Person is a party, or deposits as security for contested taxes or for the payment of rent, in each case incurred in the ordinary course of business;

    (d) Liens imposed by law, such as carriers', warehousemen's and mechanic's Liens, in each case for sums not yet due or being contested in good faith by appropriate proceedings; or other Liens arising out of judgments or awards against such Person with respect to which such Person shall be proceeding with an appeal or other proceedings for review;

    (e) Liens for property taxes not yet subject to penalties for non-payment or which are being contested in good faith and by appropriate proceedings;

    (f) Liens in favor of issuers of surety bonds or letters of credit issued pursuant to the request of and for the account of such Person in the ordinary course of its business; provided, however, that such letters of credit do not constitute Indebtedness;

    (g) survey exceptions, minor encumbrances, easements or reservations of, or rights of others for, licenses, rights of way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of real properties or liens incidental to the conduct of the business of such Person or the ownership of its properties which were not incurred in connection with Indebtedness and which do not or will not in the aggregate have a Materially Adverse Effect on the value of said properties or materially impair their use in the operation of the business of such Person;

    (h) Liens securing Indebtedness incurred to finance the construction, purchase or lease of, or repairs, improvements or additions to, or equipping of, property; provided, however, that the Lien may not extend to any other property owned by the Borrower or any Subsidiary at the time the Lien is incurred, and the Indebtedness secured by the Lien may not be issued more than 180 days after the later of the acquisition or construction of the property subject to the Lien;

    (i) Liens on property or shares of stock of a Person at the time such Person becomes a Subsidiary; provided, however, that any such Lien may not extend to any other property owned by the Borrower or any Subsidiary;

    (j) Liens on property at the time the Borrower or a Subsidiary acquires the property including any acquisition by means of a merger or consolidation with or into the Borrower or a Subsidiary; provided, however, that the Liens may not extend to any other property owned by the Borrower or any Subsidiary;

    (k) Liens securing Hedging Obligations so long as the related Indebtedness is, and is permitted to be hereunder, secured by a Lien on the same
property    securing such Hedging Obligations; and

    (l) Liens to secure any refinancing, refunding, extension, renewal or replacement (or successive refinancings, refundings, extensions, renewals or replacements) as a whole, or in part, of any Indebtedness secured by any Lien referred to in the foregoing clauses (a), (h) (i) and (j); provided, however, that (x) such new Lien shall be limited to all or part of the same property that secured the original Lien (plus improvements on such property) and (y) the Indebtedness secured by such Lien at such time is not increased to any amount greater than the sum of (A) the outstanding principal amount or, if greater, committed amount of the Indebtedness described under clauses
   (a), (h), (i) and (j) at the time the original Lien became a Permitted Lien and (B) an amount necessary to pay any fees and expenses, including premiums, related to such refinancing, refunding, extension, renewal or replacement. This clause (n) shall not be deemed to limit the provisions of clauses (b) through (g) or (k).

"Permitted Shareholders" shall mean (i) those Persons who "beneficially own" (as such term is defined in Rules 13d-3 and 13d-5 under the Exchange Act) Voting Stock of the Parent as of the Closing Date; (ii) the spouses, parents, siblings, descendants (including children or grandchildren) or any Affiliate of such Persons; (iii) in the event of the incompetence or death of any of the Persons described in clause (i) or (ii), such Person's estate, executor, administrator, committee or other personal representative in each case who at any particular date shall beneficially own or have the right to acquire, directly or indirectly, Voting Stock of the Parent; (iv) any trusts created for the sole benefit of the Persons described in clause (i), (ii), or (iii) or any trust for the benefit of such trust or (y) any Person of which any of the Persons described in (i), (ii) or (iii) (x) "beneficially owns" (as such term is defined in Rules 13d-3 and 13d-5 under the Exchange Act) on a fully-diluted basis all of the Voting Stock of such Person or (y) is the sole trustee or general partner, or otherwise has the sole power to manage the business and affairs, of such Person.

"Person" shall mean any individual, partnership, firm, corporation, association, limited liability company, joint venture, trust or other entity, or any government or political subdivision or agency, department or instrumentality thereof.

"Plan" shall mean any "employee benefit plan" (as defined in Section 3(3) of ERISA), including, but not limited to, any defined benefit pension plan, profit sharing plan, money purchase pension plan, savings or thrift plan, stock bonus plan, employee stock ownership plan, Multiemployer Plan, or any plan, fund, program, arrangement or practice providing for medical (including post-retirement medical), hospitalization, accident, sickness, disability, or life insurance benefits.

"Pledge Agreement" shall mean that certain Pledge Agreement of even date herewith executed by the Borrower and its Subsidiaries in favor of the Agent for the benefit of the Agent and the Lenders, in connection with the Pledged Stock owned by the Borrower and its Subsidiaries.

"Pledge Agreements" shall mean, individually and collectively, the Pledge Agreement and the Parent Pledge Agreement.

"Pledged Stock" shall mean, collectively, all issued and outstanding capital stock, together with all warrants, stock options, and other purchase and conversion rights with respect to such capital stock, of each of the Parent, the Borrower and its Material Subsidiaries (other than Krystal Aviation Management Co.).

"Post Closing Agreement" shall mean that certain Post Closing Agreement of even date herewith executed by the Borrower, the Guarantors and the Agent for the benefit of the Agent and the Lenders.

"Prior Credit Agreement" shall mean that certain Credit Agreement dated as of September 26, 1997, by and among Borrower, as successor by merger to TKC Acquisition Corp., the lenders party thereto, SunTrust Bank, Atlanta, as agent for itself and the lenders, and Bank of America as successor to Union Bank of Switzerland, New York Branch, as Syndication Agent, as amended, modified, and restated.

"Pro Rata Share" shall mean, with respect to each of the Commitments of each Lender, each Revolving Loan to be made by, the Term Loan to be made by, each Letter of Credit issued hereunder, and each payment (including, without limitation, any payment of principal, interest or fees) to be made to each Lender with respect to the Revolving Loan, the percentage designated as such Lender's Pro Rata Share of the Revolving Loan Commitment or the Term Loan Commitment, as applicable, such Loans, such Letters of Credit or such payments, as applicable, set forth under the name of such Lender on the respective signature page for such Lender, in each case as such Pro Rata Share may change from time to time as a result of assignments or amendments made pursuant to this Agreement.

"Public Equity Offering" means underwritten public offering of the common stock of the Parent pursuant to an effective registration statement filed with the United States Securities and Exchange Commission in accordance with the Securities Act (whether alone or in conjunction with a secondary public offering).

"Purchase Money Obligations" of any Person means any obligations of such Person to any seller or any other Person incurred or assumed to finance the construction and/or acquisition of real or personal property to be used in the business of such Person or any of its Subsidiaries in an amount that is more than 100% of the cost of such property, and incurred within 180 days after the date of such construction or acquisition (excluding accounts payable to trade creditors incurred in the ordinary course of business).

"Real Estate Collateral" shall mean all real property owned by the Borrower which is listed on Schedule R-1 together with all other real property in which the Agent is now or hereafter granted an interest to secure the Obligations.

"Redeemable Capital Stock" shall mean any shares of any class or series of capital stock that, either by the terms thereof, by the terms of any security into which it is convertible or exchangeable, or by contract or otherwise, is or upon the happening of an event or passage of time would be, required to be redeemed prior to the Final Maturity Date or is redeemable at the option of the holder thereof at any time prior to the Final Maturity Date, or is convertible into or exchangeable for debt securities at any time prior to the Final Maturity Date.

"Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System, as the same may be in effect from time to time.

"Rental Obligations" shall mean, with reference to any period, the aggregate amount of all rental obligations for which the Borrower and its Subsidiaries are directly or indirectly liable (as lessee or as guarantor or other surety but without duplication) under all leases in effect at any time during such period, including all such amounts for which any Person was liable during the period immediately prior to the date such Person became a Subsidiary of the Borrower or was merged into or consolidated with the Borrower or a Subsidiary of the Borrower, as determined in accordance with GAAP.

"Required Lenders" shall mean (i) at any time, the Lenders holding at least 66 2/3% of the Commitments, whether or not advanced, or, following the termination of all of the Commitments, the Lenders holding at least 66 2/3% of the Commitments at the time of termination thereof, and shall mean (ii) all Lenders at any time during which there are less than three (3) Lenders.

"Requirement of Law" for any person shall mean the articles or certificate of incorporation or charter and bylaws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or determination of an arbitrator or a court or other governmental authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

"Restricted Payment" has the meaning set forth in Section 7.04 hereof.

"Reuters Screen" shall mean, when used in connection with any designated page and LIBOR, the display page so designated on the Reuters Monitor Money Rates Service (or such other page as may replace that page on that service for the purpose of displaying rates comparable to LIBOR).

"Revolving Lender" shall mean Bank of America, and each assignee thereof, if any, pursuant to Section 10.06(c).

"Revolving Loan Note" shall mean the promissory note evidencing the Revolving Loan in the form attached hereto as Exhibit A, either as originally executed or as hereafter amended, modified or supplemented.

"Revolving Loan Commitment" shall mean, the obligation of the Revolving Lender to advance the sum of up to $10,000,000 on or after the Closing Date, as the same may be increased or decreased from time to time as a result of any reduction thereof pursuant to Section 2.04, any assignment thereof pursuant to
Section 10.06, or any amendment thereof pursuant to Section 10.02, and as further limited by the deemed utilization of the Revolving Loan Commitment by the issuance of Letters of Credit.

"Revolving Loan" shall mean the Revolving Loan made to the Borrower by the Revolving Lender pursuant to Section 2.01.

"Sale and Leaseback Transaction" means any direct or indirect arrangement with any Person or to which any such Person is a party, providing for the leasing to the Borrower or a Subsidiary of any property, whether owned by the Borrower or any Subsidiary as of the Closing Date or later acquired, which has been or is to be sold or transferred by the Borrower or such Subsidiary to such Person or to any other Person from whom funds have been or are to be advanced by such person on the security of such property.

"Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

"Security Documents" shall mean, collectively, the Guaranty Agreements, the Borrower Security Agreement, the Subsidiary Security Agreement, the Pledge Agreement, the Parent Pledge Agreement, the Mortgages, the Intellectual Property Security Agreement and each other guaranty agreement, mortgage, deed of trust, security agreement, pledge agreement, financing statement, or other security or collateral document guaranteeing or securing the Obligations, now or hereafter executed, as the same may be amended, restated, supplemented or otherwise modified from time to time.

"Senior Notes" shall mean those 10.25% Notes due 2007 issued by the Borrower in favor of certain noteholders, pursuant to the terms of the Senior Notes Indenture.

"Senior Notes Indenture" shall mean that certain Indenture dated as of September 26, 1997 as the same may be modified, amended or supplemented from time to time.

"Subordinated Debt" shall mean all Indebtedness of Borrower which is subordinated to all obligations of Borrower or any other Credit Party arising under this Agreement, the Notes, and the Guaranty Agreements, which is created, incurred or assumed on terms and conditions satisfactory in all respects to the Agent and the Lenders, including without limitation, with respect to interest rates, payment terms, maturities, amortization schedules, covenants, defaults, remedies, and subordination provisions, as evidenced by the prior written approval of the Agent and the Lenders.

"Subsidiary" shall mean, with respect to any Person, any corporation or other entity (including, without limitation, partnerships, joint ventures, and associations) regardless of its jurisdiction of organization or formation, at least a majority of the total combined voting power of all classes of voting stock or other ownership interests of which shall, at the time as of which any determination is being made, be owned by such Person, either directly or indirectly through one or more other Subsidiaries.

"Subsidiary Guaranty" shall mean that certain Subsidiary Guaranty of even date herewith executed by the Material Subsidiaries of the Borrower in favor of the Agent for the benefit of the Agent and the Lenders with respect to the Obligations, substantially in the form of Exhibit C-2.

"Subsidiary Security Agreement" shall mean that certain Subsidiary Security Agreement of even date herewith executed by the Material Subsidiaries of the Borrower in favor of the Agent for the benefit of the Agent and the Lenders, substantially in the form of Exhibit D-2.

"Tax Code" shall mean the Internal Revenue Code of 1986, as amended and in effect from time to time.

"Taxes" shall mean any present or future taxes, levies, imposts, duties, fees, assessments, deductions, withholdings or other charges of whatever nature, including without limitation, income, receipts, excise, property, sales, transfer, license, payroll, withholding, social security and franchise taxes now or hereafter imposed or levied by the United States, or any state, local or foreign government or by any department, agency or other political subdivision or taxing authority thereof or therein and all interest, penalties, additions to tax and similar liabilities with respect thereto.

"Telerate" shall mean, when used in connection with any designated page and LIBOR, the display page so designated on the Dow Jones Telerate Service (or such other page as may replace that page on that service for the purpose of displaying rates comparable to LIBOR).

"Term Lender" shall mean ORIX and each assignee thereof, if any, pursuant to
Section 10.06(c).

"Term Loan" shall mean, the Term Loan made to the Borrower by the Term Lender pursuant to Section 2.01.

"Term Loan Commitment" shall mean the obligation of the Term Lender to advance the sum of $15,000,000 on the Closing Date.

"Term Loan Note" shall mean the promissory note evidencing the Term Loan substantially in the form attached as Exhibit B, either as originally executed or as hereafter amended, modified or supplemented.

"Termination Statements" shall mean those certain Uniform Commercial Code termination statements relating to the Prior Credit Agreement in form and substance satisfactory to the Lenders in their sole and absolute discretion.

"Title Insurance Commitment" shall have the meaning set forth in Section
4.01(j).

"Type" of Borrowing shall mean a Borrowing consisting of Base Rate Advances or Eurodollar Advances.

"Voting Stock" shall mean securities of any class or classes, the holders of which are entitled to elect all of the corporate directors (or Persons performing similar functions).

"Wholly-Owned Subsidiary" of any Person means a Subsidiary of such Person all of the outstanding Capital Stock or other ownership interests of which (other than directors' qualifying shares) shall at the time be owned by such Person or by one or more Wholly-Owned Subsidiaries of such Person.

Section 1.02. Accounting Terms and Determination. Unless otherwise defined or specified herein, all accounting terms shall be construed herein, all accounting determinations hereunder shall be made, all financial statements required to be delivered hereunder shall be prepared, and all financial records shall be maintained in accordance with, GAAP.

Section 1.03. Other Definitional Terms. The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Article, Section, Schedule, Exhibit and like references are to this Agreement unless otherwise specified.

Section 1.04. Exhibits and Schedules. All Exhibits and Schedules attached hereto are by reference made a part hereof.


ARTICLE II.

REVOLVING LOAN

Section 2.01. Revolving Loan Commitment; the Term Loan Commitment; Use of Proceeds.

    (a) Revolving Loan Commitment. Subject to and upon the terms and conditions herein set forth, the Revolving Lender establishes in favor of the Borrower, from, on and after the Closing Date, but prior to the Initial Maturity Date, its Revolving Loan Commitment. The Revolving Lender, subject to and upon the terms and conditions set forth herein, from time to time agrees to make to the Borrower Advances of the Revolving Loan in an aggregate principal amount outstanding at any time not to exceed the Revolving Loan Commitment. Borrower shall be entitled to repay and reborrow the Revolving Loan in accordance with the provisions hereof. In addition to the Revolving Loan, the Borrower may request, from, on and after the Closing Date but prior to the Initial Maturity Date, that the Agent issue Letters of Credit for the account of the Borrower, subject to and upon the terms and conditions herein set forth. Notwithstanding any provision of this Agreement to the contrary, the sum of (x) the aggregate principal amount of the Revolving Loan, plus
(y) the aggregate L/C Outstandings, shall not exceed the aggregate Revolving Loan Commitment.

    (b) Amount and Terms of Revolving Loan. Each Revolving Loan shall, at the option of the Borrower, be made or continued as, or converted into, part of one or more Borrowings that shall consist entirely of Base Rate Advances or Eurodollar Advances. At no time shall the aggregate number of Eurodollar Borrowings outstanding under this Article II exceed five.

    (c) Term Loan Commitment. Subject to and upon the terms and conditions herein set forth, the Term Lender establishes in favor of the Borrower, from, on and after the Closing Date, but prior to the Final Maturity Date, its the Term Loan Commitment. The Term Lender, subject to and upon the terms and conditions set forth herein agrees to lend to the Borrower on the Closing Date the Term Loan in the principal amount outstanding at any time not to exceed the Term Loan Commitment. The Borrower shall not be entitled to reborrow the Term Loan. The Borrower shall be entitled to repay the Term Loan in accordance with the provisions hereof. Prior to the occurrence of a Default or Event of Default, the Term Loan shall consist entirely of Eurodollar Advances.

    (d) Use of Proceeds. The proceeds of the Revolving Loan and the Term Loan shall be used (i) to repay the Borrower's obligations under the Prior Credit Agreement and (ii) for the working capital needs of the Borrower.

Section 2.02. [Intentionally Omitted]

Section 2.03. Notes; Repayment of Principal.

    (a) The Borrower's obligation to pay the principal of, and interest on, the Revolving Loan to the Revolving Lender shall be evidenced by the records of the Agent and the Revolving Lender and by the Revolving Loan Note payable to the Revolving Lender (or the assignor of the Revolving Lender) in the amount of the Revolving Loan Commitment, completed in conformity with this Agreement.

    (b) [Intentionally Omitted]

    (c) All Borrowings outstanding under the Revolving Loan Note shall be due and payable in full on the Initial Maturity Date. The Borrower shall be required to provide cash collateral for all Letters of Credit outstanding on the Initial Maturity Date as provided in Section 2.07(b).

    (d) The Borrower's obligations to pay the principal of, and interest on, the Term Loan to the Term Lender shall be evidenced by the records of the Agent and the Term Lender by the Term Loan Note payable to the Term Lender
(or the assignor of the Term Lender) in the amount of the Term Loan Commitment, completed in conformity with this Agreement.

    (e) Commencing on March 1, 2002, the unpaid principal balance of the Term Loan shall be repaid on the first business day of each calendar month thereafter in fifty-nine (59) monthly installments of $104,166 each, plus accrued and unpaid interest thereon plus a final payment of all remaining unpaid principal and interest on the Term Loan which shall be due and payable on the Final Maturity Date.

Section 2.04. Voluntary Reduction of Revolving Loan Commitment. (a) Upon at least five (5) Business Days' prior irrevocable telephonic notice to the Agent (promptly confirmed in writing to the Agent and the Lenders), the Borrower shall have the right, without premium or penalty, to terminate the unutilized Revolving Loan Commitment, in part or in whole, provided that (i) any such termination shall apply to permanently reduce the Revolving Loan Commitment, and (ii) any partial termination pursuant to this Section 2.04 shall be in an amount of at least $500,000 and integral multiples of $500,000. Unless otherwise specified by the Borrower in the applicable notice the L/C Subcommitment shall not be reduced by any such reduction unless and until the Revolving Loan Commitment is reduced to an amount less than the L/C Subcommitment in which case the L/C Subcommitment shall be reduced to such amount.

Section 2.05. L/C Subcommitment. Subject to, and upon the terms and conditions hereof (including the limitations of Section 2.01) the Borrower may request, in accordance with the provisions of this Section 2.05 and Section 2.06, that on and after the Closing Date, that the Agent issue a Letter or Letters of Credit for the account of the Borrower; provided that (i) no Letter of Credit shall have an expiration date that is later than five (5) days prior to the Initial Maturity Date; (ii) each Letter of Credit issued by the Agent shall be in a stated amount of at least $25,000; and (iii) the Borrower shall not request that the Agent issue any Letter of Credit, if, after giving effect to such issuance, the aggregate L/C Outstandings would exceed the L/C Subcommitment.

Section 2.06. Notice of Issuance of Letter of Credit; Agreement to Issue.

    (a) Whenever the Borrower desires the issuance of a Letter of Credit, it shall, in addition to any application and documentation procedures required by the Agent for the issuance of such Letter of Credit, deliver to the Agent a written notice no later than 11:00 A.M. (Atlanta, Georgia time) at least five
(5) days in advance of the proposed date of issuance. Each such notice shall specify (i) the proposed date of issuance (which shall be a Business Day);
(ii) the face amount of the Letter of Credit; (iii) the expiration date of the Letter of Credit; and (iv) the name and address of the beneficiary with respect to such Letter of Credit and shall attach a precise description of the documentation and a verbatim text of any certificate to be presented by the beneficiary of such Letter of Credit which would require the Agent to make payment under the Letter of Credit, provided that the Agent may require changes in any such documents and certificates in accordance with its customary letter of credit practices, and provided further, that no Letter of Credit shall require payment against a conforming draft to be made thereunder on the same Business Day that such draft is presented if such presentation is made after 11:00 A.M. (Atlanta, Georgia time). In determining whether to pay under any Letter of Credit, the Agent shall be responsible only to determine that the documents and certificate required to be delivered under its Letter of Credit have been delivered, and that they comply on their face with the requirements of the Letter of Credit. Promptly after receiving the notice of issuance of a Letter of Credit, the Agent shall notify the Revolving Lender of such issuance.

    (b) The Agent agrees, subject to the terms and conditions set forth in this Agreement, to issue for the account of the Borrower a Letter of Credit in a face amount equal to the face amount requested under paragraph (a) above, following its receipt of a notice and the application and other documents required by Section 2.06(a). Immediately upon the issuance of each Letter of Credit, the Revolving Lender shall be deemed to, and hereby agrees to, have irrevocably purchased from the Agent a participation in such Letter of Credit and any drawing thereunder in an amount equal to the Revolving Lender's Pro Rata Share of such Letter of Credit multiplied by the face amount of such Letter of Credit.

Section 2.07. Payment of Amounts drawn under Letter of Credit.

    (a) In the event of any request for a drawing under any Letter of Credit by the beneficiary thereof, the Agent shall notify the Borrower and the Revolving Lender on or before the date on which the Agent intends to honor such drawing, and the Borrower shall reimburse the Agent on the day on which such drawing is honored in an amount, in same day funds, equal to the amount of such drawing, provided that anything contained in this Agreement to the contrary notwithstanding, unless the Borrower shall have notified the Agent prior to 11:00 A.M. (Atlanta, Georgia time) on the Business Day immediately prior to the date on which such drawing is honored, that the Borrower intends to reimburse the Agent for the amount of such drawing in funds other than the proceeds of Revolving Loan, the Borrower shall be deemed to have timely given a Notice of Borrowing to the Agent requesting Base Rate Advances of the Revolving Loan on the date on which such drawing is honored in an amount equal to the amount of such drawing, and the Revolving Lender shall by 1:00 P.M. (Atlanta, Georgia time) on the date of such drawing, make Base Rate Advance of the Revolving Loan in the amount of such drawing, the proceeds of which shall be applied directly by the Agent to reimburse the Agent for the amount of such drawing, provided that for the purposes solely of such Borrowing, the conditions and precedents set forth in Sections 4.01 and 4.02 hereof shall not be applicable, and provided further that if for any reason proceeds of the Revolving Loan are not received by the Agent on such date in the amount equal to the amount of such drawing, the Borrower shall reimburse the Agent on the Business Day immediately following the date of such drawing in an amount, in Dollars and immediately available funds, equal to the excess of the amount of such drawing over the amount of such Revolving Loan, if any, which are so received, plus accrued interest on the amount at the applicable rate of interest for Base Rate Advances.

    (b) Notwithstanding any provision of this Agreement to the contrary, to the extent that any Letter of Credit or portion thereof remains outstanding on the Initial Maturity Date, the parties hereby agree that the beneficiary or beneficiaries thereof shall be deemed to have made a drawing of all available amounts pursuant to such Letters of Credit on the Initial Maturity Date, and an amount equal to 105% of the amount thereof shall be deposited with the Agent as cash collateral for its remaining obligations pursuant to such Letters of Credit in the L/C Cash Collateral Account.

Section 2.08. [Intentionally Omitted]

Section 2.09. Obligations Absolute. The obligation of the Borrower to reimburse the Agent for drawings made under Letters of Credit issued for the account of the Borrower and the Revolving Lender's obligation to honor their participations purchased therein shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including without limitation, the following circumstances:

    (a) Any lack of validity or enforceability of any Letter of Credit;

    (b) The existence of any claim, set-off, defense or other right which the Borrower or any Subsidiary or Affiliate of the Borrower may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Persons or entities for whom any such beneficiary or transferee may be acting), the Revolving Lender or any other Person, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including without limitation any underlying transaction between the Borrower or any of its Subsidiaries and Affiliates and the beneficiary for which such Letter of Credit was procured); provided that nothing in this Section shall affect the right of the Borrower to seek relief against any beneficiary, transferee, Revolving Lender or any other Person in any action or proceeding or to bring a counterclaim in any suit involving such Persons;

    (c) Any draft, demand, certificate or any other document presented under any Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect;

    (d) Payment by the Agent under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

    (e) Any other circumstance or happening whatsoever which is similar to any of the foregoing; or

    (f) the fact that a Default or an Event of Default shall have occurred and be continuing.

Nothing in this Section 2.09 shall prevent an action against the Agent for its gross negligence or willful misconduct in honoring drafts under the Letters of Credit or otherwise.

Section 2.10. Indemnification; Nature of Agent's Duties.

    (a) In addition to amounts payable as elsewhere provided in this Agreement, without duplication, the Borrower hereby agrees to protect, indemnify, pay and save the Agent and the Revolving Lender harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and reasonable expenses (including reasonable attorney's fees and disbursements) which the Agent or the Revolving Lender may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit for the account of the Borrower, other than as a result of the gross negligence or willful misconduct of the Agent; (ii) the failure of the Agent to honor a drawing under any Letter of Credit due to any act or omission (whether rightful or wrongful) of any present or future de jure or de facto government or governmental authority; or (iii) any confirmation of any Letter of Credit obtained by the Agent with the consent of the Borrower
..
    (b) Notwithstanding any other provision contained in this Agreement, the Agent shall not be obligated to issue any Letter of Credit, nor shall the Revolving Lender be obligated to purchase its participation in any Letter of Credit to be issued hereunder, if the issuance of such Letter of Credit or purchase of such participation shall have become unlawful or prohibited by compliance by Agent or the Revolving Lender in good faith with any law, governmental rule, guideline, request, order, injunction, judgment or decree (whether or not having the force of law); provided that in the case of the obligation of a Revolving Lender to purchase such participation, the Revolving Lender shall have notified the Agent to such effect in writing at least ten (10) Business Days' prior to the issuance thereof by the Agent, which notice shall relieve the Agent of its obligation to issue such Letter of Credit pursuant to the L/C Subcommitment.

ARTICLE III.

GENERAL LOAN TERMS

Section 3.01. Funding Notices
    (a) Whenever the Borrower desires to make a Borrowing with respect to the Revolving Loan Commitment (other than one resulting from a conversion or continuation pursuant to Section 3.01(b)(i), and other than a Borrowing made automatically in connection with a treasury management program established by the Borrower with the Agent), it shall give the Agent prior written notice, substantially in the form of Exhibit J attached hereto, (or telephonic notice promptly confirmed in writing) of such Borrowing (a "Notice of Borrowing"), such Notice of Borrowing to be given prior to 11:00 A.M. (local time for the Agent) at the Payment Office of the Agent (x) on the Business Day which is the requested date of such Borrowing in the case of Base Rate Advances, and (y) three Business Days prior to the requested date of such Borrowing in the case of Eurodollar Advances. Notices received after 11:00 A.M. shall be deemed received on the next Business Day. Each Notice of Borrowing shall be irrevocable and shall specify the aggregate principal amount of the Borrowing, the date of Borrowing (which shall be a Business Day), and whether the Borrowing is to consist of Base Rate Advances or Eurodollar Advances and (in the case of Eurodollar Advances) the Interest Period to be applicable thereto. Each Borrowing shall be in an amount of not less than $500,000 and shall be in an integral multiple of $100,000.

    (b) Whenever Borrower desires to convert all or a portion of an outstanding Borrowing under the Revolving Loan Commitment consisting of Base Rate Advances into a Borrowing consisting of Eurodollar Advances, or to continue outstanding a Borrowing consisting of Eurodollar Advances for a new Interest Period, it shall give the Agent at least three Business Days' prior written notice, substantially in the form of Exhibit K attached hereto (or telephonic notice promptly confirmed in writing) of each such Borrowing to be converted into or continued as Eurodollar Advances. Such notice (a "Notice of Conversion/Continuation") shall be given prior to 11:00 A.M. (local time for the Agent) on the date specified at the Payment Office of the Agent. Each such Notice of Conversion/Continuation shall be irrevocable and shall specify the aggregate principal amount of the Advances under the Revolving Loan Commitment to be converted or continued, the date of such conversion or continuation and the Interest Period to be applicable thereto. Each such Advance to be converted into or continued as a Eurodollar Advance shall be in an amount of not less than $500,000, and shall be in an integral multiple of $100,000. If, upon the expiration of any Interest Period in respect of any Borrowing consisting of Eurodollar Advances, Borrower shall have failed to either deliver the Notice of Conversion/Continuation or repay such Borrowing, Borrower shall be deemed to have elected to convert or continue such Borrowing to or as a Borrowing consisting of Base Rate Advances. So long as any Default or Event of Default shall have occurred and be continuing, no Borrowing may be converted into or continued as (upon expiration of the current Interest Period) Eurodollar Advances unless the Agent and each of the Lenders shall have otherwise consented in writing. No conversion of any Borrowing of Revolving Eurodollar Advances shall be permitted except on the last day of the Interest Period in respect thereof.

    (c) Without in any way limiting Borrower's obligation to confirm in writing any telephonic notice, the Agent may act without liability upon the basis of telephonic notice believed by the Agent in good faith to be from Borrower prior to receipt of written confirmation. In each such case, Borrower hereby waives the right to dispute the Agent's record of the terms of such telephonic notice, absent manifest error.

    (d) The Agent shall promptly give the Revolving Lender notice by telephone (confirmed in writing) or by telex, telecopy or facsimile transmission of the matters covered by the notices given to the Agent pursuant to this Section 3.01 with respect to the Revolving Loan Commitment.

Section 3.02. Disbursement of Funds
..
    (a) No later than 1:00 p.m. (local time for the Agent) on the date of each Borrowing pursuant to the Revolving Loan Commitment or the Borrowing pursuant to the Term Loan Commitment (other than one resulting from a conversion or continuation pursuant to Section 3.01(b)(i)), the Revolving Lender or Term Lender, as applicable will make available its Pro Rata Share of the amount of such Borrowing in immediately available funds at the Payment Office of the Agent. The Agent will make available to Borrower the aggregate of the amounts (if any) so made available by the Revolving Lender or Term Lender, as applicable to the Agent in a timely manner by crediting such amounts to Borrower's demand deposit account maintained with the Agent or at Borrower's option, by effecting a wire transfer of such amounts to an account specified by the Borrower, by the close of business on such Business Day (with interest on such amount to begin accruing hereunder on such Business Day). In the event that the Agent does not make such amounts available to the Borrower by the close of business on such Business Day, but such amount is made available later that day, such amount may be credited to Borrower in the manner described in the preceding sentence on the next Business Day (with interest on such amount to begin accruing hereunder on such next Business Day). The Term Loan shall be disbursed in a single Borrowing on the Closing Date.

    (b) Unless the Agent shall have been notified by any Lender prior to the date of a Borrowing that such Lender does not intend to make available to the Agent such Lender's portion of the Borrowing to be made on such date, the Agent may assume that such Lender has made such amount available to the Agent on such date and the Agent may make available to Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Lender on the date of Borrowing, the Agent shall be entitled to recover such corresponding amount on demand from such Lender together with interest at the Federal Funds Rate. If such Lender does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent shall promptly notify Borrower, and Borrower shall immediately pay such corresponding amount to the Agent together with interest at the rate specified for the Borrowing which includes such amount paid and any amounts due under Section 3.12 hereof. Nothing in this subsection shall be deemed to relieve any Lender from its obligation to fund its Commitments or its obligations pursuant to Section
2.02 hereunder or to prejudice any rights which Borrower may have against any Lender as a result of any default by such Lender hereunder.

    (c) All Borrowings under the Commitments shall be loaned by the Lenders on the basis of their Pro Rata Share of the Commitments. No Lender shall be responsible for any default by any other Lender in its obligations hereunder, and each Lender shall be obligated to make the Loans provided to be made by it hereunder, regardless of the failure of any other Lender to fund its Commitment hereunder.

Section 3.03. Interest.

    (a) The Borrower agrees to pay interest in respect of all unpaid principal amounts of the Revolving Loan from the respective dates such principal amounts were advanced to maturity (whether by acceleration, notice of prepayment or otherwise) at rates per annum equal to the applicable rates indicated below:

        (i) For Base Rate Advances - The Base Rate in effect from time to time plus the Applicable Margin; and

        (ii) For Eurodollar Advances - The relevant Adjusted LIBO Rate for the Interest Period plus the Applicable Margin.

    (b) The Borrower agrees to pay interest in respect of the unpaid principal amount of the Term Loan from the Closing Date to maturity (whether by acceleration, notice of prepayment or otherwise) at the relevant Adjusted LIBO Rate for the Interest Period plus the Applicable Margin.

    (c) [Intentionally Omitted]

    (d) Overdue principal and, to the extent not prohibited by applicable law, overdue interest, in respect of the Loans, and all other overdue amounts owing hereunder, shall bear interest from each date that such amounts are overdue:

        (i) in the case of overdue principal and interest with respect to all Loans outstanding as Eurodollar Advances, at the greater of (A) the rate otherwise applicable for then current Interest Period plus an additional two percent (2.0%) per annum or (B) the rate in effect for Base Rate Advances plus an additional two percent (2.0%) per annum; and

        (ii) in the case of overdue principal and interest with respect to all other Loans outstanding as Base Rate Advances and all other
    Obligations     hereunder (other than Loans), at a rate equal to the
    applicable Base Rate plus an additional two percent (2.0%) per annum.

    (e) Interest on Advances under the Revolving Loan and interest on the Term Loan, subject to Section 3.03(a) and (d) hereof, shall be payable as follows

        (i) On Base Rate Advances. Interest on each Base Rate Advance shall be payable monthly in arrears on the first day of each month for the prior month commencing on February 1, 2002.

        (ii) On Eurodollar Advances. Interest on each Eurodollar Advance shall be payable on the last day of the applicable Interest Period and, with respect to Eurodollar Advances for which the applicable Interest Period exceeds 3 months, also on the last day of each Fiscal Quarter occurring during such Interest Period.

    (f) The Agent, upon determining the Adjusted LIBO Rate for Interest Period, shall promptly notify by telephone (confirmed in writing) or in writing Borrower and the other Lenders of such Adjusted LIBO Rate. Any such determination shall, absent manifest error, be final, conclusive and binding for all purposes.

Section 3.04. Interest Period.

    (a) In connection with the making or continuation of, or conversion into, each Borrowing of Eurodollar Advances, Borrower shall select an Interest Period to be applicable to such Eurodollar Advances, which Interest Period with respect to Advances of the Revolving Loan shall be either a 1, 2, 3 or 6-month period or such other period as may be made available to the Borrower by the Revolving Lender from time to time, and with respect to Advances of the Term Loan shall be a 1-month period.

    (b) [Intentionally Omitted]

    (c) Notwithstanding paragraph (a) of this Section 3.04:

        (i) The initial Interest Period for any Borrowing of Eurodollar Advances shall commence on the date of such Borrowing (including the date of any conversion from a Borrowing consisting of Base Rate Advances) and each Interest Period occurring thereafter in respect of such Borrowing shall commence on the day on which the next preceding Interest Period expires;

        (ii) If any Interest Period would otherwise expire on a day which is not a Business Day, such Interest Period shall expire on the next succeeding Business Day, provided that if any Interest Period in respect of Eurodollar Advances would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

        (iii) Any Interest Period in respect of Eurodollar Advances which begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period shall, subject to part
    (iv) below, expire on the last Business Day of such calendar month; and

       (iv) No Interest Period with respect to the Loans shall extend beyond the Maturity Date.

Section 3.05. Fees.

    (a) Commitment Fee. Borrower shall pay to the Agent, for the ratable benefit of the Revolving Lender, a commitment fee (the "Commitment Fee") for the period commencing on the Closing Date to and including the Maturity Date, payable (a) quarterly in arrears on the last day of each calendar quarter, commencing on the last day of the first Fiscal Quarter of 2002, and (b) on the Maturity Date, equal to Applicable Commitment Fee Rate per annum multiplied by the average daily unused portion of the Revolving Loan Commitment of the Revolving Lender. For the purposes of computing the Commitment Fee, in addition to the utilization by Revolving Loan, the Revolving Loan Commitment of the Revolving Lender shall be deemed to be utilized by the amount of L/C Outstandings.

    (b) Letter of Credit Fee. The Borrower shall pay to the Agent, for the account of itself and the Revolving Lender (i) a letter of credit fee equal to the Applicable Margin for Eurodollar Advances multiplied by the average daily aggregate L/C Outstandings with respect to Letters of Credit (the "Letter of Credit Fee") plus, (ii) a fronting fee equal to 0.125% per annum times the aggregate daily amount available to be drawn under all Letters of Credit (determined as of the close of business on any date of determination) which shall be payable at the time of issuance of each Letter of Credit. The Letter of Credit Fee shall be payable by the Borrower (a) quarterly, in arrears, commencing on March 31, 2002 and continuing thereafter on the last day of each succeeding calendar quarter and (b) on the Maturity Date.

    (c) Administrative Fees; ORIX Fees. The Borrower shall (i) pay to the Agent an administrative fee in the amount and on the dates previously agreed in writing by Borrower with the Agent pursuant to the Agent's Fee Letter, and
(ii) pay to ORIX, the fees in the amounts and on the dates previously agreed in writing by the Borrower with ORIX pursuant to the ORIX Fee Letter.

Section 3.06. Voluntary Prepayments of Borrowings.

    (a) Borrower may, at its option, prepay Borrowings consisting of Base Rate Advances at any time in whole, or from time to time in part, in amounts aggregating $500,000 or any greater integral multiple of $100,000, by paying the principal amount to be prepaid together with interest accrued and unpaid thereon to the date of prepayment. Borrowings consisting of Eurodollar Advances (other than the Term Loan) may be prepaid, at Borrower's option, in whole, or from time to time in part, in amounts aggregating $500,000 or any greater integral multiple of $100,000, by paying the principal amount to be prepaid, together with interest accrued and unpaid thereon to the date of prepayment, and all compensation payments pursuant to Section 3.12 if such prepayment is made on a date other than the last day of an Interest Period applicable thereto. Each such optional prepayment shall be applied in accordance with Section 3.06(c) below:

        (ii) The Borrower may not prepay the Term Loan at any time prior to the first anniversary of the Closing Date. At any time after the first anniversary of the Closing Date, upon thirty day prior written notice (which notice shall be irrevocable) to the Agent, the Borrower shall have the right to prepay the Term Loan Outstanding, in part or in whole, provided that
(i) any such termination shall apply to proportionately reduce the Term Loan Commitments of each of the Term Lender, and (ii) any partial termination pursuant to this Section 2.04(d) shall be in an amount of at least $500,000 and integral multiples of $100,000. Provided that no Event of Default has occurred and is continuing, any such reduction in the Term Loan Commitment shall not be deemed a permanent reduction of the Commitments because the Revolving Lender may, at its sole discretion and at the request of the Borrower no earlier than eighteen (18) months from the Closing Date, and with the approval of the Term Lender, elect to increase the Revolving Loan Commitment to the extent of any prior reduction in the Term Loan Commitment; provided, however, that there is and shall be no obligation or requirement on the part of the Revolving Lender to extend any such financial accommodation or on the part of the Term Lender to approve the Borrower's request. If for any reason any prepayments under this Section 2.04(b) are made after the first anniversary of the Closing Date, in view of the impracticality and extreme difficulty of ascertaining actual damages and by mutual agreement of the Borrower and the Term Lender as to the calculation of the Term Lender's lost profits as a result thereof, the Borrower agrees to pay to the Term Lender, upon each such prepayment, a prepayment fee in the amount set forth below if such prepayment is made in the period indicated:

                          Amount                        Period
    (A)  4% of the portion of the then     after the first anniversary of
    outstanding principal balance of the   the Closing Date but prior to or
    Term Loan which is prepaid             on the second anniversary of the
                                           Closing Date

    (B)  3% of the portion of the then     after the second anniversary of the
    outstanding principal balance of the   Closing Date but prior to or on
    Term Loan which is prepaid             the third anniversary of the
                                           Closing Date

    (C)  2% of the portion of the then     after the third anniversary of the
    outstanding principal balance of the   Closing Date but prior to or on the
    Term Loan which is prepaid             fourth anniversary of the
                                           Closing Date

    (D) 1% of the portion of the then after the fourth anniversary of the outstanding principal balance of the Closing Date but prior to or on the
    Term Loan which is prepaid             first day of the sixth (6th) month
                                           following the fourth anniversary of
                                           the Closing Date

    (E)     No premium                     after the first day of the sixth
                                           (6th) month following the fourth
                                           anniversary of the Closing Date.

    (b) Borrower shall give written notice (or telephonic notice confirmed in writing) to the Agent of any intended prepayment of the Revolving Loan (i) not less than one Business Day prior to any prepayment of Base Rate Advances and
(ii) not less than three Business Days prior to any prepayment of Eurodollar Advances (other than the Term Loan). Such notice, once given, shall be irrevocable. Upon receipt of such notice of prepayment pursuant to the first sentence of this paragraph (b), the Agent shall promptly notify the Revolving Lender of the contents of such notice.

    (c) Borrower, when providing notice of prepayment pursuant to Section 3.06(b), may designate the Types of Advances and the specific Borrowing or Borrowings which are to be prepaid, provided that (i) if any prepayment of Eurodollar Advances made pursuant to a single Borrowing of the Revolving Loan shall reduce the outstanding Advances made pursuant to such Borrowing to an amount less than $500,000, such Borrowing shall immediately be converted into Base Rate Advances; and (ii) each prepayment made pursuant to a single Borrowing shall be applied pro rata among the Advances comprising such Borrowing. In the absence of a designation by Borrower, the Agent shall, subject to the foregoing, make such designation in its discretion but using reasonable efforts to avoid funding losses to the Lenders pursuant to Section
3.12. All voluntary prepayments shall be applied to the payment of interest before application to principal.

Section 3.07. Payments, etc.

    (a) Except as otherwise specifically provided herein, all payments under this Agreement and the other Credit Documents shall be made without defense, set-off or counterclaim to the Agent not later than 1:00 P.M. (local time for the Agent) on the date when due and shall be made in Dollars in immediately available funds at its Payment Office.

    (b) (i) All such payments shall be made free and clear of and without deduction or withholding for any Taxes in respect of this Agreement, the Notes or other Credit Documents, or any payments of principal, interest, fees or other amounts payable hereunder or thereunder (but excluding, except as provided in paragraph (iii) hereof, any Taxes imposed on the overall net income of the Lenders pursuant to the laws of the jurisdiction in which the principal executive office or appropriate Lending Office of such Lender is located). If any Taxes are so levied or imposed, Borrower agrees (A) to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every net payment of all amounts due hereunder and under the Notes and other Credit Documents, after withholding or deduction for or on account of any such Taxes (including additional sums payable under this Section 3.07), will not be less than the full amount provided for herein had no such deduction or withholding been required, (B) to make such withholding or deduction and (C) to pay the full amount deducted to the relevant authority in accordance with applicable law. Borrower will furnish to the Agent and each Lender, within 30 days after the date the payment of any Taxes is due pursuant to applicable law, certified copies of tax receipts evidencing such payment by Borrower. Borrower will indemnify and hold harmless the Agent and each Lender and reimburse the Agent and each Lender upon written request for the amount of any Taxes so levied or imposed and paid by the Agent or Lender and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes were correctly or illegally asserted. A certificate as to the amount of such payment by such Lender or the Agent, absent manifest error, shall be final, conclusive and binding for all purposes provided that the Agent and each Lender shall use reasonable efforts to furnish Borrower notice of the imposition of any Taxes as soon as practicable thereafter; provided, however, that no delay or failure to furnish such notice shall in any event release or discharge Borrower from its obligations to the Agent or such Lender pursuant to Section 3.07(b) or otherwise result in any liability of the Agent or such Lender.

        (ii) Each Lender that is organized under the laws of any jurisdiction other than the United States of America or any State thereof (including the District of Columbia) agrees to furnish to Borrower and the Agent, prior to the time it becomes a Lender hereunder, two copies of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001 or any successor forms thereto (wherein such Lender claims entitlement to complete exemption from or reduced rate of U.S. Federal withholding tax on interest paid by Borrower hereunder) and to provide to Borrower and the Agent a new Form
4224 or Form 1001 or any successor forms thereto if any previously delivered form is found to be incomplete or incorrect in any material respect or upon the obsolescence of any previously delivered form; provided, however, that no Lender shall be required to furnish a form under this paragraph (ii) after the date that it becomes a Lender hereunder if it is not entitled to claim an exemption from or a reduced rate of withholding under applicable law.
        (iii) Borrower shall also reimburse each Lender, upon written request, for any Taxes imposed (including, without limitation, Taxes imposed on the overall net income of such Lender or its applicable Lending Office pursuant to the laws of the jurisdiction in which the principal executive office or the applicable Lending Office of such Lender is located) as such Lender shall determine are payable by such Lender in respect of amounts paid by or on behalf of Borrower to or on behalf of such Lender pursuant to paragraph
(i) hereof.

    (c) Subject to Section 3.04(c)(ii), whenever any payment to be made hereunder or under any Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day and, with respect to payments of principal, interest thereon shall be payable at the applicable rate during such extension.

    (d) All computations of interest and fees shall be made on the basis of a year of 360 days for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable (to the extent computed on the basis of days elapsed). Interest on Base Rate Advances shall be calculated based on the Base Rate from and including the date of such Loan to but excluding the date of the repayment or conversion thereof. Interest on each Eurodollar Advance shall be calculated as to each Interest Period from and including the first day thereof to but excluding the last day thereof. Each determination by the Agent of an interest rate or fee hereunder shall be made in good faith and, except for manifest error, shall be final, conclusive and binding for all purposes.

    (e) Payment by the Borrower to the Agent in accordance with the terms of this Agreement shall, as to the Borrower, constitute payment to the Lenders under this Agreement.

Section 3.08. Interest Rate Not Ascertainable, etc. In the event that the Agent shall have reasonably determined (which determination shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all parties) that on any date for determining the Adjusted LIBO Rate for any Interest Period, by reason of any changes arising after the date of this Agreement affecting the London interbank market, or the Agent's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of Adjusted LIBO Rate, then, and in any such event, the Agent shall forthwith give notice (by telephone confirmed in writing) to Borrower and to the Lenders, of such determination and a summary of the basis for such determination. Until the Agent notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, the obligations of the Lenders to make or permit portions of the Revolving Loan or the Term Loan, as applicable, to remain outstanding past the last day of then current Interest Periods as Eurodollar Advances shall be suspended, and such affected Advances shall bear the same interest as Base Rate Advances.

Section 3.09. Illegality.

    (a) In the event that any Lender shall have reasonably determined (which determination shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all parties) at any time that the making or continuance of any Eurodollar Advance has become unlawful by compliance by such Lender in good faith with any applicable law, governmental rule, regulation, guideline or order (whether or not having the force of law and whether or not failure to comply therewith would be unlawful), then, in any such event, the Lender shall give prompt notice (by telephone confirmed in writing) to Borrower and to the Agent of such determination and a summary of the basis for such determination (which notice the Agent shall promptly transmit to the other Lenders).

    (b) Upon the giving of the notice to Borrower referred to in subsection
(a) above, (i) Borrower's right to request and such Lender's obligation to make Eurodollar Advances shall be immediately suspended until such time that the making or continuance of any Eurodollar Advance is no longer unlawful, and such Lender shall make an Advance as part of the requested Borrowing of Eurodollar Advance as a Base Rate Advance, which Base Rate Advance shall, for all other purposes, be considered part of such Borrowing, and (ii) if the affected Eurodollar Advance or Advances are then outstanding, Borrower shall immediately, or if permitted by applicable law, no later than the date permitted thereby, upon at least one Business Day's written notice to the Agent and the affected Lender, convert each such Advance into a Base Rate Advance or Advances, provided that if more than one Lender is affected at any time, then all affected Lenders must be treated the same pursuant to this
Section 3.09(b).

Section 3.10. Increased Costs.

    (a) If, by reason of (x) after the date hereof, the introduction of or any change (including, without limitation, any change by way of imposition or increase of reserve requirements) in or in the interpretation of any law or regulation, or (y) the compliance with any guideline or request from any central bank or other governmental authority or quasi-governmental authority exercising control over banks or financial institutions generally made after the date hereof (whether or not having the force of law):

        (i) any Lender (or its applicable Lending Office) shall be subject to any tax, duty or other charge with respect to its Eurodollar Advances or its obligation to make Eurodollar Advances or the basis of taxation of payments to any Lender of the principal of or interest on its Eurodollar Advances or its obligation to make Eurodollar Advances shall have changed (except for changes in the tax on the overall net income of such Lender or its applicable Lending Office imposed by the jurisdiction in which such Lender's principal executive office or applicable Lending Office is located); or

        (ii) any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender's applicable Lending Office shall be imposed or deemed applicable or any other condition adversely affecting its Eurodollar Advances or its obligation to make Eurodollar Advances shall be imposed on any Lender or its applicable Lending Office or the London interbank market;

        (iii) and as a result thereof there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining Eurodollar Advances (except to the extent already included in the determination of the applicable Adjusted LIBO Rate for Eurodollar Advances) or its obligation to make Eurodollar Advances, or there shall be a reduction in the amount received or receivable by such Lender or its applicable Lending Office, then Borrower shall from time to time (subject, in the case of certain Taxes, to the applicable provisions of Section 3.07(b)), upon written notice from and demand by such Lender on Borrower (with a copy of such notice and demand to the Agent), pay to the Agent for the account of such Lender within five Business Days after the date of such notice and demand, additional amounts sufficient to indemnify such Lender against such increased cost. A certificate as to the amount of such increased cost, submitted to Borrower and the Agent by such Lender in good faith and accompanied by a statement prepared by such Lender describing in reasonable detail the basis for and calculation of such increased cost, shall, except for manifest error, be final, conclusive and binding for all purposes.

    (b) If any Lender shall advise the Agent that at any time it has determined in good faith and in its reasonable judgment that, because of the circumstances described in clauses (x) or (y) in Section 3.10(a) or any other circumstances beyond such Lender's reasonable control arising after the date of this Agreement affecting such Lender or the London interbank market or such Lender's position in such market, the Adjusted LIBO Rate as determined by the Agent will not adequately and fairly reflect the cost to such Lender of funding its Eurodollar Advances, then, and in any such event:

        (i) the Agent shall forthwith give notice (by telephone confirmed in writing) to Borrower and to the other Lenders of such advice;

        (ii) Borrower's right to request and such Lender's obligation to make or permit portions of the Loans to remain outstanding past the last day of then current Interest Periods as Eurodollar Advances shall be immediately suspended until such time as the Adjusted LIBO Rate, as determined by the Agent, will adequately and fairly reflect the cost to such Lender of funding its Eurodollar Advances; and

        (iii) such Lender shall make a Loan as part of the requested Borrowing of Eurodollar Advances as Base Rate Advances, which such Base Rate Advances shall, for all other purposes, be considered part of such Borrowing.

Section 3.11. Lending Offices.

    (a) Each Lender agrees that, if requested by Borrower, it will use reasonable efforts (subject to overall policy considerations of such Lender) to designate an alternate Lending Office with respect to any of its Eurodollar Advances affected by the matters or circumstances described in Sections 3.07
(b), 3.08, 3.09 or 3.10 to reduce the liability of Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as reasonably determined by such Lender, which determination shall be conclusive and binding on all parties hereto. Nothing in this Section 3.11 shall affect or postpone any of the obligations of Borrower or any right of any Lender provided hereunder.

    (b) If any Lender that is organized under the laws of any jurisdiction other than the United States of America or any State thereof (including the District of Columbia) issues a public announcement with respect to the closing of its lending offices in the United States such that any withholdings or deductions and additional payments with respect to Taxes may be required to be made by Borrower thereafter pursuant to Section 3.07(b), such Lender shall use reasonable efforts to furnish Borrower notice thereof as soon as practicable thereafter; provided, however, that no delay in furnishing such notice shall in any event release or discharge Borrower from its obligations to such Lender pursuant to Section 3.07(b) or otherwise result in any liability of such Lender.

Section 3.12. Funding Losses. Borrower shall compensate each Lender, upon its written request to Borrower (which request shall set forth the basis for requesting such amounts in reasonable detail and which request shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all of the parties hereto), for all losses, expenses and liabilities (including, without limitation, any interest paid by such Lender to lenders of funds borrowed by it to make or carry its Eurodollar Advances to the extent not recovered by such Lender in connection with the re-employment of such funds but excluding loss of anticipated profits), which the Lender may sustain: (i) if for any reason (other than a default by such Lender) a borrowing of, or conversion to or continuation of, Eurodollar Advances to Borrower does not occur on the date specified therefor in a Notice of Borrowing, a Notice of Conversion/ Continuation (whether or not withdrawn),
(ii) if any repayment (including mandatory prepayments and any conversions pursuant to Section 3.09(b)) of any Eurodollar Advance to Borrower occurs on a date which is not the last day of an Interest Period applicable thereto, or
(iii), if, for any reason, Borrower defaults in its obligation to repay its Eurodollar Advances when required by the terms of this Agreement.

Section 3.13. Assumptions Concerning Funding of Eurodollar Advances. Calculation of all amounts payable to a Lender under this Article III shall be made as though that Lender had actually funded its relevant Eurodollar Advances through the purchase of deposits in the relevant market bearing interest at the rate applicable to such Eurodollar Advances in an amount equal to the amount of the Eurodollar Advances and having a maturity comparable to the relevant Interest Period and through the transfer of such Eurodollar Advances from an offshore office of that Lender to a domestic office of that Lender in the United States of America; provided, however, that each Lender may fund each of its Eurodollar Advances in any manner it sees fit and the foregoing assumption shall be used only for calculation of amounts payable under this Article III.

Section 3.14. Apportionment of Payments. Aggregate principal and interest payments in respect of the Revolving Loan and the Commitment Fees and aggregate principal and interest payments in respect of the Term Loan shall be distributed by the Agent to each Lender at its payment office set forth beside its name on the appropriate signature page hereof or such other address as any Lender may request with respect to its share of all such payments received by the Agent in proportion to the outstanding Obligations owed to each Lender, including, as to the Revolving Lender, all L/C Outstandings.

Section 3.15. Sharing of Payments, Etc. If any Lender shall obtain any payment or reduction (including, without limitation, any amounts received as adequate protection of a deposit treated as cash collateral under the Bankruptcy Code) of the Obligations (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its Pro Rata Share of payments or reductions on account of such obligations obtained by all the Lenders, such Lender shall forthwith (i) notify the other Lender and Agent of such receipt, and (ii) purchase from the other Lender such participations in the affected obligations as shall be necessary to cause such purchasing Lender to share the excess payment or reduction, net of costs incurred in connection therewith, ratably with each of them, provided that if all or any portion of such excess payment or reduction is thereafter recovered from such purchasing Lender or additional costs are incurred, the purchase shall be rescinded and the purchase price restored to the extent of such recovery or such additional costs, but without interest unless the Lender obligated to return such funds is required to pay interest on such funds. Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section
3.15 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of Borrower in the amount of such participation.

Section 3.16. Capital Adequacy. Without limiting any other provision of this Agreement, in the event that any Lender shall have reasonably determined in good faith that any law, treaty, governmental (or quasi-governmental) rule, regulation, guideline or order regarding capital adequacy not currently in effect or fully applicable as of the Closing Date, or any change therein or in the interpretation or application thereof, or compliance by such Lender with any request or directive regarding capital adequacy not currently in effect or fully applicable as of the Closing Date (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) from a central bank or governmental authority or body having jurisdiction, does or shall have the effect of reducing the rate of return on such Lender's capital as a consequence of its obligations hereunder to a level below that which such Lender could have achieved but for such law, treaty, rule, regulation, guideline or order, or such change or compliance (taking into consideration such Lender's policies with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then within ten (10)
Business Days after written notice and demand by such Lender (with copies thereof to the Agent), Borrower shall from time to time pay to such Lender additional amounts sufficient to compensate such Lender for such reduction (but, in the case of outstanding Base Rate Advances, without duplication of any amounts already recovered by such Lender by reason of an adjustment in the applicable Base Rate). Each certificate as to the amount payable under this Section 3.16 (which certificate shall set forth the basis for requesting such amounts in reasonable detail), submitted to Borrower by any Lender in good faith, shall, absent manifest error, be final, conclusive and binding for all purposes.

Section 3.17. Application of Payments and Allocation of Proceeds. If an Event of Default has occurred and has not been waived, and the maturity of the Notes has been accelerated pursuant to Article VIII, all payments (including payments constituting proceeds of Collateral) received by the Agent hereunder, in respect of any principal of or interest on the Loans or any other amounts payable by the Borrower hereunder, shall be applied by the Agent in the following order: (a) first, to the expenses incurred by the Agent in connection with enforcing the Agent's liens and any other remedies of the Agent and the Lenders, holding, preserving, processing, maintaining or preparing for sale, lease, or other disposition, any Collateral (other than the Collateral (Pool B) and any funds held in the L/C Cash Collateral Account), including reasonable attorney's fees and legal expenses pertaining thereto;
(b) second, to all fees of the Agent and the Lenders, as set forth herein and in the Fee Letters; (c) third, to the ratable payment of accrued and unpaid interest on all outstanding Loans; (c) fourth, to the ratable payment of the outstanding principal balance of the accrued and unpaid Loans; (d) fifth, to the payment of any Obligations with respect to Currency Contracts, Interest Rate Contracts, or other Hedging Obligations owed to the Agent; (e) sixth, to payment of all other amounts due under any of the Credit Documents, if any, to be applied for the ratable benefit of the Lenders; provided, however, that all payments received by the Agent with respect of Collateral (Pool B) shall be applied in the foregoing order with the exception that the application of such payments with respect to subsection (c) thereof shall be applied first to the Term Loan until the Term Loan is paid in full and then to the Revolving Loan; and provided, further, however, that amounts received by the Agent from the L/C Cash Collateral Account shall be applied in the foregoing order with the exception that the application of such payments with respect to subsection
(c) thereof shall be applied (or shall be held in the L/C Cash Collateral Account until all outstanding Letters of Credit issued hereunder have either been drawn or have expired) first to that portion of the Revolving Loan constituting L/C Outstandings until all such Obligations with respect thereto have been paid in full, and then ratably to the Term Loan and the remaining portion of the Revolving Loan.

Section 3.18. Limitation on Certain Payment Obligations.

    (a) Each Lender or Agent shall make written demand on Borrower for indemnification or compensation pursuant to Section 3.07 no later than 180 days after the earlier of (i) the date on which such Lender or Agent makes payment of such Taxes, and (ii) the date on which the relevant taxing authority or other governmental authority makes written demand upon such Lender or Agent for payment of such Taxes.

    (b) Each Lender or Agent shall make written demand on Borrower for indemnification or compensation pursuant to Sections 3.10 and 3.12 no later than 180 days after the event giving rise to the claim for indemnification or compensation occurs.

    (c) Each Lender or Agent shall make written demand on Borrower for indemnification or compensation pursuant to Section 3.16 no later than 180 days after such Lender or Agent receives actual notice or obtains actual knowledge of the promulgation of a law, rule, order or interpretation or occurrence of another event giving rise to a claim pursuant to such sections.

    (d) In the event that the Lenders or Agent fail to give Borrower notice within the time limitations prescribed in (a) or (b) above, Borrower shall not have any obligation to pay such claim for compensation or indemnification.
In the event that any Lender or Agent fails to give Borrower notice within the time limitation prescribed in (c) above, Borrower shall not have any obligation to pay any amount with respect to claims accruing prior to the date which is 180 days preceding such written demand.

ARTICLE IV.

CONDITIONS TO BORROWING

The obligations of each Lender to make Advances hereunder is subject to the satisfaction of the following conditions:

Section 4.01. Conditions Precedent to Initial Loans and Letters of Credit.
At the time of the making of the initial Loans hereunder on the Closing Date and the issuance of the initial Letter of Credit hereunder, the Agent shall have received the following, in form and substance reasonably satisfactory in all respects to the Agent:

    (a) the duly executed counterparts of this Agreement;

    (b) the duly completed Revolving Loan Note evidencing the Revolving Loan Commitment and the duly executed the Term Loan Note evidencing the Term Loan Commitment.

    (c) the duly executed Guaranty Agreements;

    (d) the duly executed Borrower Security Agreement and appropriate UCC financing statements relating thereto;

    (e) the duly executed Subsidiary Security Agreement executed by each Subsidiary of the Borrower, and appropriate UCC financing statements relating thereto;

    (f) the duly executed Pledge Agreements accompanied, to the extent relevant under applicable law, by (i) all stock certificates representing the Pledged Stock, (ii) stock powers for those shares duly executed in blank, (iii) Uniform Commercial Code financing statements relating thereto, and (iv) any other documentation requested by the Agent in order to assure the perfection of a first priority lien in such Pledged Stock in favor of the Agent for the benefit of the Agent and the Lenders;

    (g) the duly executed Intellectual Property Security Agreement;

    (h) duly executed Mortgages, together with delivery to Agent of: (x) a title insurance commitment (the "Title Insurance Commitment") issued by a title company acceptable to the Agent in such form and amount as is acceptable to the Agent insuring that each Mortgage is a valid first priority Lien on the Borrower's interest in the Real Estate subject only to such exceptions to title as shall be acceptable to the Agent in its sole and absolute discretion and containing such endorsements and affirmative insurance as the Agent may require, and true copies of each document, instrument or certificate required by the terms of each such policy and/or Mortgage to be filed, recorded, executed or delivered in connection therewith; (y) duly executed UCC-1 financing statements under the applicable Uniform Commercial Code, or other filings under applicable law, to be filed in connection with each Mortgage in form and substance satisfactory to the Agent to perfect the Lien created by such Mortgage; and (z) surveys of the Real Estate, certified to the title company, the Agent, the Lenders and each of their successors and assigns, in form and content satisfactory to the Agent and prepared by a professional and properly licensed land surveyor satisfactory to the Agent.

    (i) the duly executed Environmental Indemnity Agreement duly executed by the Borrower;

    (j) an environmental review and audit report (which may include phase I and, as requested, phase II environmental reports) with respect to the Real Estate encumbered by the Mortgages, satisfactory in all respects to the Agent from an independent firm acceptable to the Agent, together with copies of all existing environmental reviews and audits and other information pertaining to actual or potential environmental claims as the Agent may require;

    (k) appraisals in form and substance satisfactory to the Agent reflecting values of the Borrower's real property at levels acceptable to the Agent from appraisers acceptable to the Agent;

    (l) a duly executed closing certificate of the Borrower and the Parent in substantially the form of Exhibit F attached hereto and appropriately completed;

    (m) certificates of the Secretaries or Assistant Secretaries of the Credit Parties attaching and certifying copies of the resolutions of the board of directors of the Credit Parties, authorizing as applicable the execution, delivery and performance of the Credit Documents by the Credit Parties party thereto;

    (n) certificates of the Secretaries or an Assistant Secretary of the Credit Parties certifying (i) the name, title and true signature of each officer of the Credit Parties executing the Credit Documents, and (ii) the bylaws of the Credit Parties;

    (o) certified copies of the articles or certificate of incorporation or charters of the Credit Parties certified by the Secretaries of State and by the Secretaries or Assistant Secretaries of the Credit Parties, together with certificates of good standing or existence, as may be available from the Secretaries of State of the jurisdiction of incorporation or organization of the Credit Parties and each other jurisdiction where the Credit Parties ownership of property or the conduct of its business require it to be qualified, except where a failure to be so qualified would not have a Materially Adverse Effect;

    (p) the favorable opinion of (i) Miller & Martin, LLP, counsel to the Credit Parties, substantially in the form of Exhibit G, addressed to the Agent and each of the Lenders;

    (q) the duly executed Agent's Fee Letter and the duly executed ORIX Fee Letter;

    (r) copies of all documents and instruments, including all consents, authorizations and filings, required or advisable under any Requirement of Law or by any material Contractual Obligation of the Credit Parties, in connection with the execution, delivery, performance, validity and enforceability of the Credit Documents and the other documents to be executed and delivered hereunder, and such consents, authorizations, filings and orders shall be in full force and effect and all applicable waiting periods shall have expired;

    (s) reports from the Uniform Commercial Code records of each of the jurisdictions listed on Schedule 4.01 hereto, in each case showing no outstanding liens or security interests granted by any Credit Party other than (x) Permitted Liens and (y) Liens in favor of the Agent;

    (t) copies of indentures, credit agreements, instruments, and other documents evidencing or securing Indebtedness of any Consolidated Company described on Schedule 7.01, in any single case in an amount not less than $1,000,000;

    (u) certificates, reports and other information as the Agent may request from any Consolidated Company in order to satisfy the Lenders as to the absence of any material liabilities or obligations arising from matters relating to employees of the Consolidated Companies, including employee relations, collective bargaining agreements, Plans and other compensation and employee benefit plans;

    (v) a summary, set forth in format and detail acceptable to the Agent, of the types and amounts of insurance (property and liability) maintained by the Consolidated Companies accompanied by the insurance certificates naming the Agent as loss payee and additional insured as may be required by the terms of the Security Documents;

    (w) a duly executed Solvency Certificate of the Borrower;

    (x) projected consolidated financial statements for the Consolidated Companies for the 2002 and 2003 fiscal years, in each case, on a quarter by quarter basis;

    (y) the Agent shall be satisfied that no change in the business assets, management, operations, financial condition or prospects of the Borrower and its Subsidiaries shall have occurred since September 30, 2001, which change, in the reasonable business judgment of the Agent and the Lenders, will have a Materially Adverse Effect;

    (z) payment of all fees and expenses payable to the Agent and the Lenders in connection with the execution and delivery of this Agreement, including, without limitation, fees and expenses of counsel to the Agent;

    (aa) the Agent shall have received the audited financial statements (including the balance sheet and income and cash flow statements) of the Borrower on a consolidated basis with its Subsidiaries for the fiscal year ending December 31, 2000, accompanied by an opinion of independent certified public accountants of recognized national standing satisfactory to the Agent, stating that such financial statements are unqualified and prepared in all material respects in accordance with GAAP, without any explanatory paragraphs;

    (bb) evidence assuring the Agent and the Lenders that all corporate proceedings and all other legal matters in connection with the authorization, legality, validity and enforceability of the Credit Documents are in form and substance satisfactory to the Lenders in the exercise of their reasonable credit judgment;

    (cc) payoff letter with respect to obligations under the Prior Credit Agreement;

    (dd) Termination Statements;

    (ee) releases of all mortgages affecting the Real Estate Collateral;
and

    (ff) the duly executed Post Closing Agreement.

Section 4.02. Conditions to Each Loan and Letter of Credit. At the time of the making of all Loans (but not including the continuation or conversion of any Revolving Loan in the same principal amount or any Revolving Loan pursuant to Section 2.02(c) or Section 2.07) and issuance of all Letters of Credit (before as well as after giving effect to such Loans and the proposed use of the proceeds thereof and the issuance of such Letters of Credit) the following conditions shall have been satisfied or shall exist:

    (a) there shall exist no Default or Event of Default;

    (b) all representations and warranties by Borrower contained herein shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on and as of the date of such Loan or issuance of such Letter of Credit, except for representations and warranties which were made as of a specific date;

    (c) the Loans to be made or the Letters of Credit to be issued and the use of proceeds thereof shall not contravene, violate or conflict with, or involve the Agent or any Lender in a violation of, any law, rule, injunction, or regulation, or determination of any court of law or other governmental authority applicable to Borrower; and

    (d) the Agent shall have received such other documents or legal opinions as the Agent or any Lender may reasonably request, all in form and substance satisfactory to the Agent in the exercise of its reasonable credit judgment.

Each request for a Borrowing and the acceptance by Borrower of the proceeds thereof and each request for the issuance of a Letter of Credit shall constitute a representation and warranty by Borrower, as of the date of the Loans comprising such Borrowing or the issuance of such Letter of Credit, that the applicable conditions specified in Section 4.01 (with respect to the initial Loans and Letters of Credit) and Section 4.02 have been satisfied.

ARTICLE V.

REPRESENTATIONS AND WARRANTIES

Each Credit Party hereby represents and warrants as follows:

Section 5.01. Corporate Existence; Compliance with Law. Each of the Parent, the Borrower and its Subsidiaries is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Each of the Borrower and its Subsidiaries (i) has the corporate power and authority and the legal right to own and operate its property and to conduct its business, (ii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership of property or the conduct of its business requires such qualification, and (iii) is in compliance with all Requirements of Law, where (a) the failure to have such power, authority and legal right as set forth in clause (i), (b) the failure to be so qualified or in good standing as set forth in clause (ii), or (c) the failure to comply with Requirements of Law as set forth in clause (iii), would reasonably be expected by the Borrower, in the aggregate, to have a Materially Adverse Effect. The jurisdiction of incorporation or organization, and the ownership of all issued and outstanding capital stock, for each Subsidiary of the Borrower as of the date of this Agreement is accurately described on Schedule 5.01.

Section 5.02. Corporate Power; Authorization. Each of the Credit Parties has the corporate power and authority to make, deliver and perform the Credit Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of such Credit Documents. No consent or authorization of, or filing with, any Person (including, without limitation, any governmental authority), is required in connection with the execution, delivery or performance by any Credit Party, or the validity or enforceability against any Credit Party, of the Credit Documents to which it is a party, other than such consents, authorizations or filings which have been made or obtained.

Section 5.03. Enforceable Obligations. This Agreement has been duly executed and delivered, and each other Credit Document will be duly executed and delivered, by the respective Credit Parties thereto, and this Agreement constitutes, and each other Credit Document when executed and delivered will constitute, legal, valid and binding obligations of the Credit Parties thereto, respectively, enforceable against the Credit Parties thereto, in accordance with their respective terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the enforcement of creditors' rights generally and by general principles of equity.

Section 5.04. No Legal Bar. The execution, delivery and performance by the Credit Parties of the Credit Documents to which they are a party will not violate any Requirement of Law or cause a breach or default under any of their respective Contractual Obligations where such violation or breach would reasonably be expected to have a Materially Adverse Effect.

Section 5.05. No Material Litigation. Except as set forth on Schedule 5.05 or in any notice furnished to the Lenders pursuant to Section 6.07(e) at or prior to the respective times the representations and warranties set forth in this
Section 5.05 are made or deemed to be made hereunder, no litigation, investigations or proceedings of or before any courts, tribunals, arbitrators or governmental authorities are pending or, to the knowledge of Borrower, threatened by or against the Borrower or any of its Subsidiaries, or against any of their respective properties or revenues, existing or future (a) with respect to any Credit Document, or any of the transactions contemplated hereby or thereby, or (b) seeking money damages in excess of $1,000,000, either singly or in the aggregate or which, if adversely determined, would otherwise reasonably be expected to have a Materially Adverse Effect.

Section 5.06. Investment Company Act, Etc. None of the Credit Parties is an "investment company" or a company "controlled" by an "investment company" (as each of the quoted terms is defined or used in the Investment Company Act of 1940, as amended). None of the Credit Parties is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, or any foreign, federal or local statute or regulation limiting its ability to incur indebtedness for money borrowed, guarantee such indebtedness, or pledge its assets to secure such indebtedness, as contemplated hereby or by any other Credit Document.

Section 5.07. Margin Regulations. No part of the proceeds of any of the Loans will be used for any purpose which violates, or which would be inconsistent or not in compliance with, the provisions of the applicable Margin Regulations.

Section 5.08. Compliance with Environmental Laws.

    (a) The Borrower and its Subsidiaries have received no notices of claims or potential liability under, nor notices of non-compliance with, any applicable Environmental Law, which claims and liabilities under, and non-compliance with, such Environmental Laws, would reasonably be expected to result in penalties, fines, claims or other liabilities to the Borrower and its Subsidiaries in amounts in excess of $1,000,000, either individually or in the aggregate (including any such penalties, fines, claims, or liabilities relating to the matters set forth on Schedule 5.08(a)), except as set forth on
Schedule 5.08(a) or in any notice furnished to the Lenders pursuant to Section 6.07(f) at or prior to the respective times the representations and warranties set forth in this Section 5.08(a) are made or deemed to be made hereunder.

    (b) Except as set forth on Schedule 5.08(b) or in any notice furnished to the Lenders pursuant to Section 6.07(f) at or prior to the respective times the representations and warranties set forth in this Section 5.08(b) are made or deemed to be made hereunder, none of the Borrower and its Subsidiaries has received any notice of violation, or notice of any action, either judicial or administrative, from any governmental authority (whether United States or foreign) relating to the actual or alleged violation of any Environmental Law, including, without limitation, any notice of any actual or alleged spill, leak, or other release of any Hazardous Substance, waste or hazardous waste by Borrower or any of its Subsidiaries or its employees or agents, or as to the existence of any contamination on any properties owned by Borrower or any of its Subsidiaries, where any such violation, spill, leak, release or contamination would reasonably be expected to result in penalties, fines, claims or other liabilities to the Borrower or any of its Subsidiaries in amounts in excess of $1,000,000, either individually or in the aggregate.

    (c) Except as set forth on Schedule 5.08(c), the Borrower and its Subsidiaries have obtained all necessary governmental permits, licenses and approvals which are material to the operations conducted on their respective properties, including without limitation, all required material permits, licenses and approvals for (i) the emission of air pollutants or contaminants,
(ii) the treatment or pretreatment and discharge of waste water or storm water, (iii) the treatment, storage, disposal or generation of hazardous wastes, (iv) the withdrawal and usage of ground water or surface water, and
(v) the disposal of solid wastes, where the failure to obtain such permits, licenses and approvals would reasonably be expected to have a Materially Adverse Effect, either individually or in the aggregate.

Section 5.09. Insurance. The Borrower and its Subsidiaries currently maintain insurance with respect to their respective properties and businesses, with financially sound and reputable insurers, having coverages against losses or damages of the kinds customarily insured against by reputable companies in the same or similar businesses, such insurance being in amounts no less than those amounts which are customary for such companies under similar circumstances. The Borrower and its Subsidiaries have paid all material amounts of insurance premiums now due and owing with respect to such insurance policies and coverages, and such policies and coverages are in full force and effect.

Section 5.10. No Default. Schedule 5.10 lists each of the Material Contracts of each of the Borrower and its Subsidiaries. Except as set forth on Schedule 5.10, none of the Borrower or any of its Subsidiaries is in default under or with respect to any Contractual Obligation in any respect which default or defaults would be reasonably expected in the aggregate to have a Material Adverse Effect.

Section 5.11. No Burdensome Restrictions. Except as set forth on Schedule 5.11 or in any notice furnished to the Lenders pursuant to Section 6.07(k) at or prior to the respective times the representations and warranties set forth in this Section 5.11 are made or deemed to be made hereunder, none of the Borrower or any of its Subsidiaries is a party to or bound by any Contractual Obligation or Requirement of Law which has had or would reasonably be expected to have a Materially Adverse Effect.

Section 5.12. Taxes. Except as set forth on Schedule 5.12, each of the Borrower and its Subsidiaries have filed or caused to be filed all declarations, reports and tax returns which are required to have been filed, and has paid all taxes, custom duties, levies, charges and similar contributions ("taxes" in this Section 5.12) shown to be due and payable on said returns or on any assessments made against it or its properties, and all other taxes, fees or other charges imposed on it or any of its properties by any governmental authority (other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided in its books); and no tax liens have been filed and, to the knowledge of Borrower, no claims are being asserted with respect to any such taxes, fees or other charges.

Section 5.13. Subsidiaries. Except as disclosed on Schedule 5.01, on the date of this Agreement, Borrower has no Subsidiaries and neither Borrower nor any Subsidiary is a joint venture partner or general partner in any partnership. Except as disclosed on Schedule 5.13 or in any notice furnished to the Lenders pursuant to Section 6.07(l) at or prior to the respective times the representations and warranties set forth in this Section 5.13 are made or deemed to be made hereunder, Borrower has no Material Subsidiaries.

Section 5.14. Financial Statements. The Borrower has furnished to the Agent and the Lenders:

    (a) financial statements for the Borrower on a consolidated basis with its Subsidiaries for the Fiscal Year ended December 31, 2000 and the Fiscal
Quarter ended September 30, 2001, which are complete and correct in all material respects and present fairly the financial position of the Borrower as at December 31, 2000, and the results of operations for the periods then ended.

    (b) No Material Adverse Change. Since September 30, 2001 there have been no changes with respect to the Consolidated Companies which has had or would reasonably be expected to have a Materially Adverse Effect.

Section 5.15. ERISA. Except as disclosed on Schedule 5.15 or in any notice to the Lenders furnished pursuant to Section 6.07(g) at or prior to the respective times the representations and warranties set forth in this Section
5.15 are made or deemed to be made hereunder:

        (1)     Identification of Plans.   None of the Borrower or its
Subsidiaries nor any of their respective ERISA Affiliates maintains or contributes to, or has during the past seven years maintained or contributed to, any Plan that is subject to Title IV of ERISA;

        (2) Compliance. Each Plan maintained by the Borrower or its Subsidiaries have at all times been maintained, by their terms and in operation, in compliance with all applicable laws, and the Borrower and its Subsidiaries are subject to no tax or penalty with respect to any Plan of such Person or any ERISA Affiliate thereof, including without limitation, any tax or penalty under Title I or Title IV of ERISA (excluding PBGC premiums in the normal course) or under Chapter 43 of the Tax Code, or any tax or penalty resulting from a loss of deduction that was previously asserted on a filed tax return with the state or federal taxing authority under Sections 162, 404, or 419 of the Tax Code, where the failure to comply with such laws, and such taxes and penalties, together with all other liabilities referred to in this
Section 5.15 (taken as a whole), would in the aggregate have a Materially Adverse Effect;

        (3) Liabilities. The Borrower and its Subsidiaries are subject to no liabilities (including withdrawal liabilities) with respect to any Plans of such Persons or any of their ERISA Affiliates, including without limitation, any liabilities arising from Titles I or IV of ERISA, other than obligations to fund benefits under an ongoing Plan and to pay current contributions, expenses and premiums with respect to such Plans, where such liabilities, together with all other liabilities referred to in this Section 5.15 (taken as a whole), would in the aggregate have a Materially Adverse Effect;

        (4) Funding. The Borrower and its Subsidiaries and, with respect to any Plan which is subject to Title IV of ERISA, each of their respective ERISA Affiliates, have made full and timely payment of all amounts (A) required to be contributed under the terms of each Plan and applicable law, and (B) required to be paid as expenses (including PBGC or other premiums) of each Plan, where the failure to pay such amounts (when taken as a whole, including any penalties attributable to such amounts) would have a Materially Adverse Effect. No Plan subject to Title IV of ERISA (other than a Multiemployer Plan) has an "amount of unfunded benefit liabilities" (as defined in Section 4001(a)(18) of ERISA), determined as if such Plan terminated on any date on which this representation and warranty is deemed made, in any amount which, together with all other liabilities referred to in this Section 5.15 (taken as a whole), would have a Materially Adverse Effect if such amount were then due and payable. None of the Borrower and its Subsidiaries would be subject to withdrawal liability with respect to any Multiemployer Plan, determined as if the event resulting in such withdrawal liability occurred on any date on which this representation is made or deemed to be made based on the most recent actuarial valuation data made available to employers participating in the Multiemployer Plan, in any amount which, together with all other liabilities referred to in this Section 5.15 (taken as a whole), would have a Materially Adverse Effect if such amounts were then due and payable. The Borrower and its Subsidiaries are subject to no liabilities with respect to post-retirement medical benefits in any amounts which, together with all other liabilities referred to in this Section 5.15 (taken as a whole), would reasonably be expected to have a Materially Adverse Effect if such amounts were then due and payable.

Section 5.16. Patents, Trademarks, Licenses, Etc.  Except as set forth on
Schedule 5.16, (i) Borrower and its Subsidiaries have obtained and hold in full force and effect all material patents, trademarks, service marks, trade names, copyrights, licenses and other such rights, free from material burdensome restrictions, which are necessary for the operation of their respective businesses as presently conducted, and (ii) to the best of Borrower's knowledge, no product, process, method, service or other item presently sold by or employed by Borrower and its Subsidiaries in connection with such business infringes any patents, trademark, service mark, trade name, copyright, license or other right owned by any other person and there is not presently pending, or to the knowledge of Borrower, threatened, any claim or litigation against or affecting Borrower and its Subsidiaries contesting such Person's right to sell or use any such product, process, method, substance or other item where the result of such failure to obtain and hold such benefits or such infringement would reasonably be expected to have a Materially Adverse Effect.

Section 5.17. Ownership of Property. Except as set forth on Schedule 5.17, each Consolidated Company has good and marketable fee simple title to or a valid leasehold interest in all of its real property and good title to, or a valid leasehold interest in, all of its other property, other than properties disposed of in the ordinary course of business since such date or as otherwise permitted by the terms of this Agreement, subject to no Lien or title defect of any kind, except Permitted Liens. The Consolidated Companies enjoy peaceful and undisturbed possession under all of their respective material leases.

Section 5.18. Indebtedness.  Except for the Indebtedness set forth on
Schedule 7.01 or otherwise permitted pursuant to Section 7.01, none of the Borrower or any of its Subsidiaries is an obligor in respect of any Indebtedness for borrowed money or any commitment to create or incur any Indebtedness for borrowed money.

Section 5.19. Financial Condition. On the Closing Date, and on the date of each Loan hereunder and after giving effect to the Transaction and the other transactions contemplated by this Agreement and the other Credit Documents, including without limitation, the use of the proceeds of the Loans as provided in Section 2.01, (i) the assets of each Credit Party at fair valuation and based on their present fair saleable value (including, without limitation, the fair and realistic value of any contribution or subrogation rights in respect of any Guaranty Agreement given by such Credit Party) will exceed such Credit Party's debts, including contingent liabilities (as such liabilities may be limited under the express terms of any Guaranty Agreement of such Credit Party), (ii) the remaining capital of such Credit Party will not be unreasonably small to conduct the Credit Party's business, and (iii) such Credit Party will not have incurred debts, or have intended to incur debts, beyond the Credit Party's ability to pay such debts as they mature. For purposes of this Section 5.19, "debt" means any liability on a claim, and "claim" means (a) the right to payment, whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, or (b) the right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

Section 5.20. Labor Matters. Except as set forth in Schedule 5.20 or in any notice furnished to the Lenders pursuant to Section 6.07(k) at or prior to the respective times the representations and warranties set forth in this Section
5.20 are made or deemed to be made hereunder, the Consolidated Companies have experienced no strikes, labor disputes, slow downs or work stoppages due to labor disagreements which have had, or would reasonably be expected to have, a Materially Adverse Effect, and, to the best knowledge of Borrower, there are no such strikes, disputes, slow downs or work stoppages threatened against any Consolidated Company. Except as set forth in Schedule 5.20 or in any notice furnished to the Lenders pursuant to Section 6.07(k) at or prior to the respective times the representations and warranties set forth in this Section
5.20 are made or deemed to be made hereunder, the hours worked and payment made to employees of the Consolidated Companies have not been in violation in any material respect of the Fair Labor Standards Act or any other applicable law dealing with such matters where the failure to comply therewith would reasonably be expected to have a Materially Adverse Effect. Substantially all payments due from the Consolidated Companies, or for which any claim may be made against the Consolidated Companies, on account of wages and employee health and welfare insurance and other benefits have been paid or accrued as liabilities on the books of the Consolidated Companies where the failure to pay or accrue such liabilities would reasonably be expected to have a Materially Adverse Effect.

Section 5.21. Payment of Dividend Restrictions.  Except as described on
Schedule 5.21, none of the Borrower or its Subsidiaries is party to or subject to any agreement or understanding restricting or limiting the payment of any dividends or other distributions by Borrower or any Subsidiaries of Borrower.

Section 5.22. Ownership of Borrower. As of the Closing Date, Parent owns 100% of the issued and outstanding capital stock of the Borrower, which Stock is fully paid and non-assessable.

Section 5.23. [Intentionally Omitted]

Section 5.24. Continuing Business of Borrower.    There exists no actual or,
to the best knowledge of Borrower, threatened termination, cancellation or limitation of, or any material modification or change in, (i) the business relationships of the Borrower with any customer or group of customers of the Borrower whose business individually or in the aggregate is material to the operations or financial condition of the Borrower, (ii) the business relationships of the Borrower with any of its material suppliers or (iii) any Material Contract where such termination, cancellation, limitation, modification or change would reasonably be expected, individually or in the aggregate, to have a Materially Adverse Effect; and there exists no other condition or state of facts or circumstances which would reasonably be expected to have a Materially Adverse Effect on the ongoing business of the Borrower. (b) The Parent, as of the Closing Date (i) engages in no business or other activity other than the ownership of the Stock of Borrower, and (ii) has no outstanding Indebtedness other than hereunder and under the other Credit Documents.

Section 5.25. [Intentionally Omitted]

Section 5.26. Disclosure. No representation or warranty contained in this Agreement (including the Schedules attached hereto) or in any other document furnished from time to time pursuant to the terms of this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary to make the statements herein or therein not misleading in any material respect as of the date made or deemed to be made. Except as may be set forth herein (including the Schedules attached hereto), there is no fact known to the Borrower which has had, or is reasonably expected to have, a Materially Adverse Effect.

ARTICLE VI.

AFFIRMATIVE COVENANTS

So long as any Commitment remains in effect hereunder or any Note or other Obligation shall remain unpaid, each of the Borrower and the Guarantors will:

Section 6.01. Corporate Existence, Etc. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence, its material rights, franchises, and licenses, and its material patents and copyrights (for the scheduled duration thereof), trademarks, trade names, and service marks, necessary or desirable in the normal conduct of its business, and its qualification to do business as a foreign corporation in all jurisdictions where it conducts business or other activities making such qualification necessary, where the failure to be so qualified would reasonably be expected to have a Materially Adverse Effect.

Section 6.02. Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply with all Requirements of Law (including, without limitation, the Environmental Laws subject to the exception set forth in
Section 5.08 where the penalties, claims, fines, and other liabilities resulting from noncompliance with such Environmental Laws do not involve amounts in excess of $1,000,000 in the aggregate) and Contractual Obligations applicable to or binding on any of them where the failure to comply with such Requirements of Law and Contractual Obligations would reasonably be expected to have a Materially Adverse Effect.

Section 6.03. Payment of Taxes and Claims, Etc. Pay, and cause each of its Subsidiaries to pay, (i) all taxes, assessments and governmental charges imposed upon it or upon its property, and (ii) all claims (including, without limitation, claims for labor, materials, supplies or services) which might, if unpaid, become a Lien upon its property, unless, in each case, the validity or amount thereof is being contested in good faith by appropriate proceedings and adequate reserves are maintained with respect thereto.

Section 6.04. Keeping of Books. Keep, and cause each of its Subsidiaries to keep, proper books of record and account, containing complete and materially accurate entries of all their respective financial and business transactions.

Section 6.05. Visitation, Inspection, Etc. Permit, and cause each of its Subsidiaries to permit, any representative of the Agent or any Lender to visit and inspect any of its property, to examine its books and records and to make copies and take extracts therefrom, and to discuss its affairs, finances and accounts with its officers, all at such reasonable times and as often as the Agent or such Lender may reasonably request; provided that, as long as no Event of Default has occurred or is continuing, (i) Agent or such Lender shall give at least five (5) Business Days' prior written notice to Borrower of any such visit or inspection, (ii) such visit or inspection will not materially interfere with the conduct of business and (iii) such visit or inspection will be at Agent's or such Lender's expense; provided, however, that the Borrower shall reimburse the Agent and the Lenders for their respective expenses incurred in connection with any visit or inspection made at any time during which an Event of Default has occurred and is continuing.

Section 6.06. Insurance; Maintenance of Properties.

    (a) Maintain or cause to be maintained with financially sound and reputable insurers, insurance with respect to its properties and business, and the properties and business of its Subsidiaries, against loss or damage of the kinds customarily insured against by reputable companies in the same or similar businesses, such insurance to be of such types and in such amounts as is customary for such companies under similar circumstances; provided, however, that in any event Borrower shall use its best efforts to maintain, or cause to be maintained, insurance in amounts and with coverages not materially less favorable to any of its Subsidiaries as in effect on the date of this Agreement.

    (b) Cause, and cause each of its Subsidiaries to cause, all properties used or useful in the conduct of its business to be maintained and kept in good condition, repair and working order and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, settlements and improvements thereof, all as in the judgment of Borrower may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted.

Section 6.07. Reporting Covenants.  Furnish to each Lender:

    (a) Annual Financial Statements. As soon as available and in any event within 120 days after each fiscal year end of Borrower, balance sheets of the Borrower and its Subsidiaries as at the end of such year, presented on a consolidated basis, and the related statements of income, shareholders' equity, and cash flows of the Borrower and its Subsidiaries for such fiscal year, presented on a consolidated basis, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by a report thereon of an independent public accountant of recognized national standing satisfactory to the Agent, which such report shall be unqualified as to going concern and scope of audit and shall state that such financial statements present fairly in all material respects the financial condition as at the end of such fiscal year on a consolidated basis, and the results of operations and statements of cash flows of the Borrower and its Subsidiaries for such Fiscal Year in accordance with GAAP and that the examination by such accountants in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards;

    (b) Quarterly Financial Statements. (i) As soon as available and in any event within 45 days after the end of each Fiscal Quarter of the Borrower (other than the fourth Fiscal Quarter), balance sheets of the Borrower and its Subsidiaries as at the end of such Fiscal Quarter presented on a consolidated basis and the related statements of income, shareholders' equity, and cash flows of the Borrower and its Subsidiaries for such Fiscal Quarter and for the portion of Borrower's Fiscal Year ended at the end of such quarter, presented on a consolidated basis setting forth in each case in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous Fiscal Year, all in reasonable detail and certified, with respect to the quarterly statements, by the chief financial officer or principal accounting officer of the Borrower that such financial statements fairly present in all material respects the financial condition of the Borrower and its Subsidiaries as at the end of such Fiscal Quarter on a consolidated basis, and the results of operations and statements of cash flows of the Borrower and its Subsidiaries for such Fiscal Quarter and such portion of the Borrower's Fiscal Year, in accordance with GAAP consistently applied (subject to normal year-end audit adjustments and the absence of certain footnotes) and
(ii) as soon as available and in any event within 30 days after the end of each calendar month, balance sheets of the Borrower and its Subsidiaries as at the end of such month presented on a consolidated basis and the related statements of income, shareholders' equity, and cash flows of the Borrower and its Subsidiaries for such month and for the portion of the Borrower's Fiscal Year ended at the end of such month, presented on a consolidated basis setting forth in each case in comparative form the figures for the corresponding portion of the Borrower's previous Fiscal Year, all in reasonable detail, in accordance with GAAP consistently applied
(subject to normal year-end audit adjustments and the absence of certain footnotes);

    (c) No Default/Compliance Certificate. Together with the financial statements required pursuant to subsections (a) and (b)(i) above, a certificate, substantially in the form of Exhibit L attached hereto, of the treasurer or chief financial officer of the Borrower (i) to the effect that, based upon a review of the activities of the Borrower and its Subsidiaries and such financial statements during the period covered thereby, there exists no Event of Default and no Default under this Agreement, or if there exists an Event of Default or a Default hereunder, specifying the nature thereof and the proposed response thereto, and (ii) demonstrating in reasonable detail compliance as at the end of such Fiscal Year or such Fiscal Quarter with
Section 6.08 and Sections 7.01 through 7.06;

    (d) Notice of Default. Promptly after any Executive Officer of the Borrower has notice or knowledge of the occurrence of an Event of Default or a Default, a certificate of the chief financial officer or principal accounting officer of the Borrower specifying the nature thereof and the proposed response thereto;

    (e) Litigation. Promptly after (i) the occurrence thereof, notice of the institution of or any material adverse development in any material action, suit or proceeding or any governmental investigation or any arbitration, before any court or arbitrator or any governmental or administrative body, agency or official, against the Borrower or any of its Subsidiaries, or any material property of any thereof seeking money damages in excess of $2,000,000 (unless any such judgment, award or fine is unequivocally covered by Borrower's insurance policies) or which, if adversely determined, would otherwise reasonably be expected to have a Materially Adverse Effect, or (ii) actual knowledge thereof, notice of the threat of any such action, suit, proceeding, investigation or arbitration;

    (f) Environmental Notices. Promptly after receipt thereof, notice of any actual or alleged violation, or notice of any action, claim or request for information, either judicial or administrative, from any governmental authority relating to any actual or alleged claim, notice of potential responsibility under or violation of any Environmental Law, or any actual or alleged spill, leak, disposal or other release of any waste, petroleum product, or hazardous waste or Hazardous Substance by Borrower or any of its Subsidiaries which could reasonably be expected to result in penalties, fines, claims or other liabilities to the Borrower or any of its Subsidiaries in amounts in excess of $1,000,000;

    (g) ERISA. (i) Promptly after the occurrence thereof with respect to any Plan of any Consolidated Company or any ERISA Affiliate thereof, or any trust established thereunder, notice of (A) a "reportable event" described in Section 4043 of ERISA and the regulations issued from time to time thereunder (other than a "reportable event" not subject to the provisions for 30-day notice to the PBGC under such regulations), or (B) any other event which could subject any Consolidated Company to any tax, penalty or liability (excluding PBGC premiums in the normal course) under Title I or Title IV of ERISA or Chapter 43 of the Tax Code, or any tax or penalty resulting from a loss of deduction that was asserted on a filed tax return with the state or federal taxing authority under Sections 162, 404 or 419 of the Tax Code, where any such taxes, penalties or liabilities exceed or could reasonably be expected to exceed $1,000,000 in the aggregate;

        (ii) Promptly after such notice must be provided to the PBGC, or to a Plan participant, beneficiary or alternative payee, any notice required under
Section 101(d), 302(f)(4), 303, 307, 4041(b)(1)(A) or 4041(c)(1)(A) of ERISA
or under Section 401(a)(29) or 412 of the Tax Code with respect to any Plan of any Consolidated Company or any ERISA Affiliate thereof;

        (iii) Promptly after receipt, any notice received by any Consolidated Company or any ERISA Affiliate thereof concerning the intent of the PBGC or any other governmental authority to terminate a Plan of such Consolidated Company or ERISA Affiliate thereof which is subject to Title IV of ERISA, to impose any liability on such Consolidated Company or ERISA Affiliate under Title IV of ERISA or Chapter 43 of the Tax Code;

        (iv) Upon the request of the Agent, promptly upon the filing thereof with the Internal Revenue Service ("IRS") or the Department of Labor ("DOL"), a copy of IRS Form 5500 or annual report for each Plan of any Consolidated Company or ERISA Affiliate thereof which is subject to Title IV of ERISA;

        (v) Upon the request of the Agent, (A) true and complete copies of any and all documents, government reports and IRS determination or opinion letters or rulings for any Plan of any Consolidated Company from the IRS, PBGC or DOL,
(B) any reports filed with the IRS, PBGC or DOL with respect to a Plan of the Consolidated Companies or any ERISA Affiliate thereof, or (C) a current statement of withdrawal liability for each Multiemployer Plan of any Consolidated Company or any ERISA Affiliate thereof;

    (h) Liens. Promptly upon the Borrower or any Subsidiary becoming aware thereof, notice of the filing of any federal statutory Lien, tax or other state or local government Lien or any other Lien affecting their respective properties, other than Permitted Liens;

    (i) Public Filings, Etc. Promptly upon the filing thereof or otherwise becoming available, copies of all financial statements, annual, quarterly and special reports, proxy statements and notices sent or made available generally by the Parent or the Borrower to its public security holders, of all regular and periodic reports and all registration statements and prospectuses, if any, filed by any of them with any securities exchange, and of all press releases and other statements made available generally to the public containing material developments in the business or financial condition of the Borrower and the other Consolidated Companies;

    (j) Accountants' Reports. Promptly upon receipt thereof, copies of all financial statements of, and all reports submitted by, independent public accountants to the Parent or the Borrower in connection with each annual, interim, or special audit of Parent's or Borrower's financial statements, including without limitation, the comment letter submitted by such accountants to management in connection with their annual audit;

    (k) Burdensome Restrictions, Etc. Promptly upon the existence or occurrence thereof, notice of the existence or occurrence of (i) any Contractual Obligation or Requirement of Law described in Section 5.11, (ii) failure of the Borrower or any Subsidiary to hold in full force and effect those material trademarks, service marks, patents, trade names, copyrights, licenses and similar rights necessary in the normal conduct of its business, and (iii) any strike, labor dispute, slow down or work stoppage as described in Section 5.20;

    (l) New Material Subsidiaries. Not more than 30 days after the formation or acquisition of any Material Subsidiary, or any other event resulting in the creation of a new Material Subsidiary, notice of the formation or acquisition of such Material Subsidiary or such occurrence, including a description of the assets of such entity, the activities in which it will be engaged, and such other information as the Agent and any of the Lenders may request;

    (m) Intercompany Asset Transfers. Promptly upon the occurrence thereof, notice of the transfer of any assets from any Credit Party to any other Consolidated Company that is not a Credit Party in any transaction or series of related transactions, where either the book value or the fair market value of such assets is greater than $1,000,000 (excluding sales or other transfers of assets in the ordinary course of business);

    (n) Annual Budget and Projections. Within a reasonable period of time after the beginning of each Fiscal Year of Borrower, an annual budget, including without limitation, an annual budget of Capital Expenditures, and accompanying projected balance sheets and statements of income, shareholders' equity, and cash flows for such fiscal year for the Borrower and its Subsidiaries in form and substance reasonably acceptable to the Lenders;

    (o) Asset Sales. Quarterly, with the statements required under Section 6.07(b), notice of Asset Sales of restaurants during the immediately preceding Fiscal Quarter; and

    (p) Licenses. Quarterly, with the statements required under Section 6.07
(b), details of all exclusive licenses entered into during the immediately preceding Fiscal Quarter as required under the Intellectual Property Security Agreement.

    (q) Other Information. With reasonable promptness, such other information about the Consolidated Companies as the Agent or any Lender may reasonably request from time to time.

Section 6.08. Financial Covenants.

    (a) Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower for such Fiscal Quarter and the immediately preceding three (3) Fiscal Quarters, commencing with the Fiscal Quarter ending March 31, 2002, of not less than the ratio set forth below for the applicable period:

       Period                                         Ratio
       From the Closing Date through               1.20 to 1.0
and including the Fiscal Quarter ending 6/30/02

       From 7/1/02 through and including the       1.25 to 1.0
Fiscal Quarter ending 12/29/02

       From 12/30/02 through and including         1.35 to 1.0
the Fiscal Quarter ending 6/29/03 and for each Fiscal Quarter ending thereafter

    (b) Funded Debt Coverage Ratio. Maintain a Funded Debt Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower for such Fiscal Quarter and the immediately preceding three (3) Fiscal Quarters, commencing with Fiscal Quarter ending 3/31/02, of not less than the ratio set forth below for the applicable period:

       From the Closing Date through and            6.00 to 1.0
including the Fiscal Quarter ending 3/31/02

       From 4/1/02 through and including the        5.50 to 1.0
Fiscal Quarter ending 6/30/02

       From  7/1/02 through and including the       5.35 to 1.0
Fiscal Quarter ending 12/29/02

       From 12/30/02 through and including the      5.00 to 1.00
Fiscal Quarter ending 12/28/03

       From 12/29/03 through and including the      4.50 to 1.00
Fiscal Quarter ending 6/27/04 and for each Fiscal Quarter ending thereafter


    (c) Consolidated Net Worth. Maintain at all times, as calculated on the last day of each Fiscal Quarter of the Borrower beginning with the Fiscal Quarter ending March 31, 2002, Consolidated Net Worth in an amount not less than $30,000,000, less the effect thereon resulting from any change in accounting principles, as defined by GAAP.

    (d) Consolidated Capital Expenditures.   Not make or commit to make any
Consolidated Capital Expenditures during any period of eight consecutive Fiscal Quarters which exceed, when aggregated with all other Consolidated Capital Expenditures previously made during such period, the amount of $30,000,000.

Section 6.09. Notices Under Certain Other Indebtedness. Within five (5) Business Days upon its receipt thereof, Borrower shall furnish the Agent a copy of any notice received by it or any other Consolidated Company from the holder(s) of Indebtedness referred to in Section 7.01(b), (c), (e), (f), (g) or (i) (or from any trustee, agent, attorney, or other party acting on behalf of such holder(s)) in an amount which, in the aggregate, exceeds $1,000,000, where such notice states or claims (i) the existence or occurrence of any default or event of default with respect to such Indebtedness under the terms of any indenture, loan or credit agreement, debenture, note, or other document evidencing or governing such Indebtedness, or (ii) the existence or occurrence of any event or condition which requires or permits holder(s) of any Indebtedness to exercise rights under any Change in Control Provision.

Section 6.10. Additional Credit Parties and Collateral. Promptly after (i) the formation or acquisition of any Material Subsidiary not listed on Schedule 5.13, (ii) the transfer of assets to any Consolidated Company if notice thereof is required to be given pursuant to Section 6.07(m) and as a result thereof the recipient of such assets becomes a Material Subsidiary, or (iii) the occurrence of any other event creating a new Material Subsidiary, Borrower shall cause to be executed and delivered a Guaranty Agreement from each such Material Subsidiary, together with related corporate authorization documents, organizational documents, secretary's certificates and, if requested by the Agent in the exercise of its reasonable credit judgment, opinions, all in form and substance satisfactory to the Agent and the Required Lenders.

ARTICLE VII.

NEGATIVE COVENANTS

So long as any Commitment remains in effect hereunder or any Note or other Obligation shall remain unpaid, each of the Borrower and its Subsidiaries agrees that it will not, and will not permit any Subsidiary, to:

Section 7.01. Indebtedness. Create, incur, assume, guarantee, suffer to exist or otherwise become liable on or with respect to, directly or indirectly, any Indebtedness, other than the following which may be incurred so long as no Event of Default has occurred and is continuing or would be caused thereby:

    (a) Indebtedness of under this Agreement and pursuant to the Guaranty Agreements or any of the other Credit Documents;

    (b) Indebtedness outstanding or incurred on the Closing Date and described on Schedule 7.01;

    (c) Indebtedness of the Borrower or any of its Subsidiaries represented by Capital Lease Obligations (whether or not incurred pursuant to Sale and Leaseback Transactions), mortgage financings or Purchase Money Obligations, in each case incurred for the purpose of financing all of any part of the purchase price or cost of construction or improvement of property used in the business of the Borrower or any of its Subsidiaries (provided that such Indebtedness is incurred within 180 days of the date such property is purchased or the date on which such construction of or improvement to such property is commenced) in an aggregate principal amount at any time outstanding not to exceed $15,000,000.00;

    (d) unsecured current liabilities (other than liabilities for borrowed money or liabilities evidenced by promissory notes, bonds or similar instruments) incurred in the ordinary course of business and either (i) not more than 30 days past due, or (ii) being disputed in good faith by appropriate proceedings with reserves for such disputed liability maintained in conformity with GAAP;

    (e) Indebtedness of Borrower with respect to the Senior Notes and Indebtedness of the Material Subsidiaries of Borrower with respect to guarantees thereof;

    (f) Subordinated Debt of the Borrower (but not Subsidiaries of the Borrower) expressly approved in writing by the Lenders;

    (g) Guarantees of advances to officers and employees in the ordinary course of business, or Guarantees otherwise disclosed to and approved in writing by the Agent and the Required Lenders;

    (h) Endorsements of instruments for deposit or collection in the ordinary course of business; and

    (i) other Indebtedness of Borrower and its Subsidiaries not exceeding $5,000,000 in aggregate principal amount outstanding at any time.

Section 7.02. Liens. Create, incur, assume or suffer to exist any Lien on any of its property now owned or hereafter acquired to secure any Indebtedness other than Permitted Liens.

Section 7.03. Mergers, Consolidations, Etc. Merge or consolidate or permit any of its Subsidiaries to merge or consolidate, in a single transaction or series of related transactions, with or into (other than the consolidation or merger of a Wholly-Owned Subsidiary of the Borrower with another Wholly-Owned Subsidiary of the Borrower or into the Borrower) (whether or not the Borrower or such Subsidiary is the surviving corporation), or directly and/or indirectly through its Subsidiaries sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the properties or assets of the Borrower and its Subsidiaries (determined on a consolidated basis for the Borrower and its Subsidiaries taken as a whole) in one or more related transactions to, another corporation, Person or entity unless:

    (a) either (i) the Borrower, in the case of a transaction involving the Borrower, or such Subsidiary, in the case of a transaction involving a Subsidiary of the Borrower, is the surviving corporation or (ii) in the case of a transaction involving the Borrower or a Guarantor, the entity or the Person formed or surviving any such consolidation or merger (if other than the Borrower or such Guarantor) or to which such sale, assignment, transfer, lease, conveyance or other disposition shall have been made is a corporation organized or existing under the laws of the United States of America, any state thereof or the District of Columbia and expressly assumes all the obligations of the Borrower hereunder;

    (b) immediately prior to or after such transaction no Default or Event of Default shall have occurred and/or be continuing;

    (c) in the case of a transaction involving the Borrower, the Borrower or, if other than the Borrower, the entity or Person formed by or surviving any such consolidation or merger, or to which such sale, assignment, transfer, lease, conveyance or other disposition shall have been made (i) will have Consolidated Net Worth immediately after the transaction equal to or greater than the Consolidated Net Worth of the Borrower immediately preceding the transaction, and (ii) will, at the time of such transaction and after giving pro forma effect thereto as if such transaction had occurred at the beginning of the applicable four-quarter period, be permitted to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth in Section 6.08(a) hereof;

    (d) if, as a result of any such transaction, property or assets of the Borrower or a Guarantor would become subject to a Lien other than a Permitted Lien hereof, the Borrower, any such Guarantor or the surviving entity, as the case may be, shall cause such Liens to be subordinate to the Liens in favor of the Agent and the Lenders; and

    (e) the Borrower shall have delivered to the Agent a certificate of an Executive Officer and, except in the case of a merger of a Subsidiary of the Borrower into the Borrower or into a Wholly-Owned Subsidiary of the Borrower, an opinion of counsel, each stating that such consolidation, merger, conveyance, lease or disposition and any supplemental indenture with respect thereto, comply with all of the terms of this Section 7.03 and that all conditions precedent herein provided relating to such transaction or series of transactions have been complied with. For purposes of the foregoing, the transfer (by lease, assignment, sale or otherwise, in a single transaction or series of transactions) of all or substantially all of the properties or assets of one or more Subsidiaries of the Borrower the Capital Stock of which constitutes all or substantially all of the properties and assets of the Borrower, shall be deemed to be the transfer of all or substantially all of the properties and assets of the Borrower.

Section 7.04. Investments, Loans, Dividends, Etc.

    (a) Directly or indirectly:

        (i) declare or pay any dividend or make any distribution of any kind or character (whether in cash, securities or other property) on account of any class of the Borrower's or any of its Subsidiaries' Equity Interests or to holders thereof (including, without limitation, any payment to stockholders of the Borrower in connection with a merger or consolidation involving the Borrower), other than (a) dividends or distributions payable solely in Equity Interests (other than Disqualified Stock) of the Borrower or (b) dividends or distributions payable solely to the Borrower or any Wholly-Owned Subsidiary of the Borrower;

        (ii) purchase, redeem or otherwise acquire or retire for value any Equity Interests of the Borrower, any Subsidiary of the Borrower, or any other Affiliate of the Borrower (other than any such Equity Interests owned by the Borrower or any Wholly-Owned Subsidiary of the Borrower);

        (iii) make any Investment (other than Permitted Investments and other than Investments in an aggregate amount not to exceed $3,000,000 during the period from the Closing Date through the Final Maturity Date which are made in assets used or useful in the same or similar line of business engaged in by Krystal Aviation Co. or Krystal Aviation Management on the Closing Date); or

        (iv) make any payments to any Affiliate of the Borrower as compensation for management services, except through the issuance of Equity Interests
(other than Disqualified Stock) of the Borrower

    (I) (all such payments and other actions set forth in clauses (i) through (iv) above being collectively referred to as "Restricted Payments"), unless, at the time of and after giving effect to such Restricted Payment:

    (II) no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof,

    (III) at the time of such Restricted Payment and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, the Borrower would have been permitted to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth under Section 6.08(b) hereof, and

    (IV) such Restricted Payment, together with the aggregate amount of all other Restricted Payments declared or made by the Borrower and its Subsidiaries on or after the Closing Date (excluding Restricted Payments permitted by Sections 7.04(b)(ii), 7.04(b)(iii), 7.04(b)(iv), 7.04(b)(v) and 7.04(b)(vi)
hereof), is less than the sum of (i) 50% of the Consolidated Net Income of the Borrower for the period (taken as one accounting period) from the beginning of the first Fiscal Quarter commencing after the Closing Date to the end of the Borrower's most recently ended Fiscal Quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Consolidated Net Income for such period is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net cash proceeds received by the Borrower from the issue or sale after the Closing Date of Equity Interests of the Borrower or of debt securities of the Borrower that have been converted into such Equity Interests (other than Equity Interests (or convertible debt securities) sold to a Subsidiary of the Borrower and other than Disqualified Stock or debt securities that have been converted into Disqualified Stock).

    (b) The foregoing clauses (II) and (III) of Section 7.04(a) will not prohibit:

        (i) the payment of any dividend on any class of Capital Stock of the Borrower or any Subsidiary of the Borrower within 60 days after the date of declaration thereof, if on the date on which such dividend was declared such payment would have complied with the provisions of this Agreement; or

        (ii) any dividend on shares of Capital Stock payable solely in shares of Capital Stock (other than Disqualified Stock); or

        (iii) any dividend or other distribution payable from a Subsidiary to the Borrower or any Wholly-Owned Subsidiary; or

        (iv) the making of any Investment in exchange for, or out of the proceeds of, the substantially concurrent sale (other than to a Subsidiary of the Borrower) of Equity Interests of the Borrower (other than Disqualified Stock); provided, that any net cash proceeds that are utilized for any such Investment, and any Consolidated Net Income resulting therefor shall be excluded from clause (III) of Section 7.04(a) hereof; or

        (v) the redemption, repurchase, retirement or other acquisition of any Equity Interests of the Borrower in exchange for, or out of the proceeds of, the substantially concurrent sale (other than to a Subsidiary of the Borrower) of other Equity Interests of the Borrower (other than any Disqualified Stock); provided that any net cash proceeds that are utilized for any such redemption, repurchase, retirement or other acquisition, and any Consolidated Net Income resulting therefrom, shall be excluded from clause (III) of Section 7.04(a) hereof; or

        (vi) the defeasance, redemption or repurchase of pari passu or Subordinated Debt with the net cash proceeds from an incurrence of additional Subordinated Debt or the substantially concurrent sale (other than to a Subsidiary of the Borrower) of Equity Interests of the Borrower (other than Disqualified Stock); provided, that any net cash proceeds that are utilized for any such defeasance, redemption or repurchase, and any Consolidated Net Income resulting therefrom, shall be excluded from clause (III) of Section 7.04(a) hereof; or

        (vii) the repurchase of shares of Capital Stock of the Borrower in connection with repurchase provisions under employee stock option and stock purchase agreements or other agreements to compensate management employees of the Borrower to the extent such payments do not exceed $1.0 million in the aggregate.

    (c) The amount of all Restricted Payments (other than cash) shall be the fair market value on the date of the Restricted Payment of the asset(s) proposed to be transferred by the Borrower or such Subsidiary, as the case may be, pursuant to the Restricted Payment.

Section 7.05. Asset Sales.   Engage, directly or indirectly, in an Asset Sale
unless each of the following conditions are met:

        (i) the Borrower (or such Subsidiary) receives consideration at the time of such Asset Sale at least equal to the fair market value of the assets sold or otherwise disposed of, and in the case of a lease of assets, a lease providing for rent and other conditions which are no less favorable to the Borrower (or such Subsidiary) in any material respect than then prevailing market conditions (as determined in each case by the Board of Directors of the Borrower, whose determination shall be conclusive if made in good faith and evidenced by a Board Resolution set forth in an officers' certificate of the Borrower delivered to the Agent);

        (ii) at least 85% (100% in the case of lease payments) of the consideration therefor received by the Borrower or such Subsidiary is in the form of cash or Cash Equivalents;

        (iii) no Default or Event of Default exists or would result therefrom;

        (iv) if the Asset Sale includes Real Estate Collateral, the Borrower grants to the Agent for the benefit of the Agent and the Lenders, a perfected, first priority security interest in additional Real Estate Collateral of a quality and value (including cash and Cash Equivalents) at least equal to the quality and value of the Real Estate Collateral subject to the Asset Sale, in each case, as determined in the sole discretion of the Required Lenders;

        (v) if the Asset Sale relates to one or more restaurants (otherwise this subsection shall not apply), then (y) the Borrower shall provide notice to the Agent of such Asset Sale for all Asset Sales made during each Fiscal Quarter of the Borrower with the quarterly statements provided under Section 6.07(b) with respect to such Fiscal Quarter; and (z) such Asset Sale together with all other Asset Sales relating to restaurants shall not have exceeded an aggregate of thirty (30) restaurants from the Closing Date; provided, that, an Asset Sale relating to one or more restaurants in excess of thirty (30) restaurants in the aggregate may be conducted with the prior written consent of the Agent, which consent shall be given or withheld at the direction of the Required Lenders. Notwithstanding the foregoing, the Borrower acknowledges that the Required Lenders are under no obligation to grant approval of any Asset Sales of restaurants in excess of 30 and that such approval may be granted or withheld by the Required Lenders in their sole discretion;

        (vi) no default or event of default under the Senior Notes Indenture exists or would result therefrom.

    (b) The Borrower may apply, and may permit its Subsidiaries to apply, Net Proceeds of an Asset Sale, at its option, in each case within 180 days after the consummation of such an Asset Sale and so long as no Default or Event of Default has occurred and is continuing:

        (i) to reduce Indebtedness outstanding hereunder (and to reduce the Commitments with respect thereto) first to repay the outstanding Obligations with respect to the Term Loan and then to repay the outstanding Obligations with respect to the Revolving Loan, with such payment to be applied first to accrued and unpaid interest and fees and then to principal, with installments on the Term Loan to be repaid in inverse order of maturity, subject to the provisions of Section 3.06;

        (ii) to acquire Eligible Assets or to reimburse the Borrower or its Subsidiaries for expenditures previously made to acquire Eligible Assets, provided that any such expenditures were made not more than 180 days prior to the consummation of such Asset Sale and were made in contemplation of such Asset Sale and for the purpose of replacing the assets to be disposed of in such Asset Sale;

        (iii) to reimburse the Borrower or its Subsidiaries for expenditures made, and costs incurred, to repair, rebuild, replace or restore property subject to loss, damage or taking to the extent that the Net Proceeds consist of insurance proceeds received on account of such loss, damage or taking;

        (iv) to prepay, repay or redeem all or a portion of the Senior Notes;
             or

        (v) to make Investments which are made (y) in assets used or useful in the same or similar line of business engaged in by the Borrower on the Closing Date or (z) in the assets used or useful in the same or similar line of business engaged in by Krystal Aviation Co. or Krystal Aviation Management Co. on the Closing Date which in the aggregate together with all other Investments in such assets do not exceed $3,000,000 during the period from the Closing Date through the Final Maturity Date.

Pending the final application of any such Net Proceeds, the Borrower may invest such Net Proceeds temporarily in Cash Equivalents or apply such Net Proceeds to reduce amounts outstanding hereunder.

Section 7.06. Sale and Leaseback Transactions. Enter into any Sale and Leaseback Transaction. Notwithstanding the foregoing, the Borrower or any Subsidiary may enter into a Sale and Leaseback Transaction if:

    (a) after giving pro forma effect to any such Sale and Leaseback Transaction, the Borrower shall be in compliance with Sections 7.01 and 7.02 hereof,

    (b) the gross cash proceeds of such Sale and Leaseback Transaction are at least equal to the fair market value of such property;

    (c) the aggregate rent payable by the Borrower in respect of such Sale and Leaseback Transaction is not in excess of the fair market rental value of the property leased pursuant to such Sale and Leaseback Transaction; and

    (d) the assets subject to such Sale and Leaseback Transaction do not constitute Collateral.

    Section 7.07. Transactions with Affiliates. Enter into or suffer to exist any transaction or a series of related transactions (including, without limitation the sale, purchase, exchange or lease of assets, property or services) with any Affiliate (each of the foregoing, an "Affiliate Transaction"), other than Exempt Affiliate Transactions, unless:

    (a) such Affiliate Transaction is on terms that are no less favorable to the Borrower or the relevant Subsidiary than those that would have been obtained in a comparable transaction by the Borrower or such Subsidiary with a Person that is not an Affiliate; and

    (b) the Borrower delivers to the Lenders (i) with respect to any Affiliate Transaction entered into after the Closing Date involving aggregate consideration in excess of $2.5 million, a Board Resolution duly adopted by a committee of independent Directors of the Borrower, as set forth in an Officer's Certificate, certifying that such Affiliate Transaction complies with clause (a) above.

Section 7.08. Changes in Business. Enter into or engage in any business which is substantially different from the business engaged in (or any reasonable extensions or expansions thereof) by the Borrower and its Subsidiaries on the Closing Date.

Section 7.09. ERISA. Take or fail to take any action with respect to any Plan of any Consolidated Company or, with respect to its ERISA Affiliates, any Plans which are subject to Title IV of ERISA or to continuation health care requirements for group health plans under the Tax Code, including without limitation (i) establishing any such Plan, (ii) amending any such Plan
(except where required to comply with applicable law), (iii) terminating or withdrawing from any such Plan, or (iv) incurring an amount of unfunded benefit liabilities, as defined in Section 4001(a)(18) of ERISA, or any withdrawal liability under Title IV of ERISA with respect to any such Plan, which together with any other action or omission referred to in this Section 7.09 (taken as a whole) would have a Materially Adverse Effect, without first obtaining the written approval of the Required Lenders.

Section 7.10. Limitation on Payment Restrictions Affecting Borrower and its Subsidiaries. Create or otherwise cause or suffer to exist or become effective, any consensual encumbrance or restriction on the ability of Borrower or any of its Subsidiaries to (i) pay dividends or make any other distributions on any stock of a Subsidiary of the Borrower, or (ii) pay any intercompany debt owed to Borrower or any Subsidiary of Borrower, or (iii) transfer any of its property or assets to Borrower or any Subsidiary of Borrower, except any consensual encumbrance or restriction existing as of the Closing Date.

Section 7.11. Actions Under Certain Documents. Without the prior written consent of the Required Lenders (i) modify, amend, cancel or rescind any agreements or documents evidencing or governing Subordinated Debt or intercompany debt, (ii) make any payment with respect to Subordinated Debt, except that current interest accrued on such Subordinated Debt as of the date of this Agreement and all interest subsequently accruing thereon (whether or not paid currently) may be paid unless a Default or Event of Default has occurred and is continuing, (iii) voluntarily prepay any portion of intercompany debt, (iv) amend or modify the Senior Note Indenture or Senior Notes issued thereunder to (x) increase the interest rate applicable thereto or fees payable in connection therewith, (y) shorten the maturity or scheduled amortization thereof, (z) make any covenant or event of default applicable thereto more restrictive or otherwise to materially increase the obligations or liabilities of the Consolidated Companies thereunder or (v) prepay, defease, tender for, or otherwise provide for the payment prior to maturity of, the Senior Notes, in whole or in part, except in connection with an Asset Sale as permitted pursuant to Section 7.05 hereof.

Section 7.12. Additional Negative Pledges. Create or otherwise cause or suffer to exist or become effective, directly or indirectly, any prohibition or restriction on the creation or existence of any Lien upon any asset of Borrower or its Subsidiaries, other than pursuant to (i) Section 7.02, (ii) the terms of any agreement, instrument or other document pursuant to which any Indebtedness permitted by Section 7.01(c) is incurred by Borrower or its Subsidiaries, so long as such prohibition or restriction applies only to the property or asset being financed by such Indebtedness, (iii) the Senior Indenture as in effect on the Closing Date and (iv) any requirement of applicable law or any regulatory authority having jurisdiction over any of the Borrower or its Subsidiaries.

Section 7.13. Changes in Fiscal Year. Change the calculation of the Fiscal Year of the Borrower.
Section 7.14. Issuance of Stock by Subsidiaries. Permit any Material Subsidiary (either directly or indirectly by the issuance of rights or options for, or securities convertible into such shares) to issue, sell or dispose of any shares of its stock of any class (other than directors' qualifying shares, if any) except to the Borrower or another Wholly-Owned Subsidiary of Borrower.

Section 7.15. Store Closings. In the event that any restaurant constituting a part of the Real Estate Collateral is not actively engaged in the business of providing restaurant services for a period of sixty (60) consecutive days, Borrower shall provide to the Agent for the benefit of the Agent and the Lenders a perfected, first priority security interest in additional Real Estate Collateral at least equal in quality and value of the closed restaurant as of the Closing Date (or such later date as the closed restaurant became part of the Real Estate Collateral), in each case as determined in the sole discretion of the Required Lenders.

ARTICLE VIII.

EVENTS OF DEFAULT

Upon the occurrence and during the continuance of any of the following specified events (each an "Event of Default"):

Section 8.01. Payments. Borrower shall fail to make promptly when due (including, without limitation, by mandatory prepayment) any principal payment with respect to the Loans, or Borrower shall fail to make any payment of interest, fee or other amount payable hereunder within two (2) Business Days of its due date;

Section 8.02. Covenants without Notice. Borrower shall fail to observe or perform any covenant or agreement contained in Sections 6.01, 6.05, 6.07, 6.08, 6.09 or Article VII;

Section 8.03. Other Covenants. Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement, other than those referred to in Sections 8.01 and 8.02, and such failure shall remain unremedied for 30 days after the earlier of (i) Borrower's obtaining knowledge thereof, or (ii) written notice thereof shall have been given to Borrower by Agent or any Lender;

Section 8.04. Representations. Any representation or warranty made or deemed to be made by Borrower or any other Credit Party or by any of its officers under this Agreement or any other Credit Document (including the Schedules attached thereto), or any certificate or other document submitted to the Agent or the Lenders by any such Person pursuant to the terms of this Agreement or any other Credit Document, shall be incorrect in any material respect when made or deemed to be made or submitted;

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

Section 8.06. Defaults Under Other Agreements; Change in Control Provisions. Parent or any Consolidated Company shall fail to observe or perform any covenants or agreements contained in any of the Material Contracts or in any other agreements or instruments relating to any of its Indebtedness exceeding $1,000,000 individually or in the aggregate (after giving effect to any applicable grace period), or any other event shall occur if the effect of such failure or other event is to accelerate, or with notice or passage of time or both (after giving effect to any applicable grace period), to permit the holder of such Indebtedness or any other Person to accelerate, the maturity of such Indebtedness; or any such Indebtedness shall be required to be prepaid (other than by a regularly scheduled required prepayment) in whole or in part prior to its stated maturity; or (b) any event or condition shall occur or exist which, pursuant to the terms of any Change in Control Provision, requires or permits the holder(s) of the Indebtedness subject to such Change in Control Provision to require that such Indebtedness be redeemed, repurchased, defeased, prepaid or repaid, in whole or in part, or the maturity of such Indebtedness to be accelerated;

Section 8.07. Bankruptcy. Parent or any Consolidated Company shall commence a voluntary case concerning itself under the Bankruptcy Code or applicable foreign bankruptcy laws; or an involuntary case for bankruptcy is commenced against Parent or any Consolidated Company and the petition is not controverted within 10 days, or is not dismissed within 60 days, after commencement of the case; or a custodian (as defined in the Bankruptcy Code) or similar official under applicable foreign bankruptcy laws is appointed for, or takes charge of, all or any substantial part of the property of the Parent or any Consolidated Company; or the Parent or any Consolidated Company commences proceedings of its own bankruptcy or to be granted a suspension of payments or any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction, whether now or hereafter in effect, relating to the Parent or any Consolidated Company or there is commenced against the Parent or any Consolidated Company any such proceeding which remains undismissed for a period of 60 days; or the Parent or any Consolidated Company is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or the Parent or any Consolidated
Company suffers any appointment of any custodian or the like for it or any substantial part of its property to continue undischarged or unstayed for a period of 60 days; or the Parent or any Consolidated Company makes a general assignment for the benefit of creditors; or the Parent or any Consolidated Company shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; or the Parent or any Consolidated Company shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts; or the Parent or any Consolidated Company shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or any corporate action is taken by the Parent or any Consolidated Company for the purpose of effecting any of the foregoing;

Section 8.08. ERISA. A Plan of either Parent, a Consolidated Company or of any of its ERISA Affiliates which is subject to Title IV of ERISA:

      (i) shall fail to be funded in accordance with the minimum funding standard required by applicable law, the terms of such Plan,
          Section 412 of the Tax Code or Section 302 of ERISA for any plan year or a waiver of such standard is sought or granted with respect to such Plan under applicable law, the terms of such Plan or
          Section 412 of the Tax Code or Section 303 of ERISA; or

     (ii) is being, or has been, terminated or the subject of termination proceedings under applicable law or the terms of such Plan; or
          (iii) shall require Parent or a Consolidated Company to provide security under applicable law, the terms of such Plan, Section 401 or 412 of the Tax Code or Section 306 or 307 of ERISA; or

     (iv) results in a liability to Parent or a Consolidated Company under applicable law, the terms of such Plan, or Title IV of ERISA;

and there shall result from any such failure, waiver, termination or other event described in clauses (i) through (iv) above a liability to the PBGC or a Plan that would have a Materially Adverse Effect;

Section 8.09. Judgments. Judgments or orders for the payment of money in excess of $2,000,000 individually or in the aggregate (unless the Borrower's insurance company has admitted liability for such judgment or order with respect to all amounts in excess of $2,000,000 and such judgment has not resulted in a Lien on the assets of the Borrower or its Subsidiaries) or otherwise having a Materially Adverse Effect shall be rendered against Parent or any Consolidated Company and such judgment or order shall continue unsatisfied (in the case of a money judgment) and in effect for a period of 35 days during which execution shall not be effectively stayed or deferred (whether by action of a court, by agreement or otherwise);

Section 8.10. Ownership of Credit Parties. If Borrower shall at any time fail to own and control the shares of Voting Stock of any Subsidiary which it owned or controlled at the time such Subsidiary became a Credit Party hereunder other than due to sale of the Voting Stock of such Subsidiary permitted pursuant to Section 7.05 hereof;

Section 8.11. Chairman of the Board of Directors of Parent and Borrower. If Philip H. Sanford shall cease for any reason, including without limitation, death, incompetence or incapacity, to hold the position and exercise the duties of the Chairman of the Board of the Directors of each of the Parent and the Borrower and is not replaced within a reasonable period of time by a Person of comparable experience, expertise and standing in the business community, as determined by the Required Lenders in the exercise of their reasonable credit judgment;

Section 8.12. Change in Control.  If a Change of Control shall occur;

Section 8.13. Default under Other Credit Documents. There shall exist or occur any "Event of Default" as provided under the terms of any other Credit Document, or any Credit Document ceases to be in full force and effect or the validity or enforceability thereof is disaffirmed by or on behalf of Borrower or any other Credit Party, or at any time it is or becomes unlawful for Borrower or any other Credit Party to perform or comply with its obligations under any Credit Document, or the obligations of Borrower or any other Credit Party under any Credit Document are not or cease to be legal, valid and binding on Borrower or any such Credit Party.

Section 8.14. Material Adverse Change.   There shall occur any change with
respect to any of the Consolidated Companies which has had or would reasonably be expected to have a Materially Adverse Effect.

Section 8.15. Renewal or Replacement of Revolving Commitments. The Borrower shall fail to renew or replace the Revolving Commitments with a revolving facility satisfactory to the Term Lender within sixty (60) days following the Initial Maturity Date.

Then, and in any such event, and at any time thereafter if any Event of Default shall then be continuing, the Agent may, with the consent of the Required Lenders, and upon the written or telex request of the Required Lenders, shall, take any or all of the following actions, without prejudice to the rights of the Agent, any Lender or the holder of any Note to enforce its claims against Borrower or any other Credit Party: (i) declare all Commitments terminated, whereupon the Commitments of each Lender shall terminate immediately and any commitment fee shall forthwith become due and payable without any other notice of any kind; (ii) declare the principal of and any accrued interest on the Loans, and all other Obligations owing hereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided, that, if an Event of Default specified in Section 8.07 shall occur, the result which would occur upon the giving of notice by the Agent to any Credit Party, shall occur automatically without the giving of any such notice, and (iii) may exercise any other rights or remedies available under the Credit Documents, at law or in equity. Upon any acceleration of the Loans outstanding hereunder, all outstanding Letters of Credit shall be deemed to have been fully drawn and the Borrower shall be required to deposit cash collateral into the L/C Cash Collateral Account in accordance with the provisions of Section 2.07(b).

ARTICLE IX.

THE AGENT

Section 9.01. Appointment of Agent. Each Lender hereby designates Bank of America as Agent to administer all matters concerning the Loans and to act as herein specified. Each of the Lenders hereby designates ORIX as the Documentation Agent and acknowledges that the Documentation Agent shall have no duties under this Agreement whatsoever but shall be entitled to all the protections afforded the Agent under this Article IX. Each Lender hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Agent to take such actions on its behalf under the provisions of this Agreement, the other Credit Documents, and all other instruments and agreements referred to herein or therein, and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of the Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through their agents or employees.

Section 9.02. Authorization of Agent with Respect to the Security Documents.

    (a) Each Lender hereby authorizes the Agent to enter into each of the Security Documents substantially in the form attached hereto, and to take all action contemplated thereby. All rights and remedies under the Security Documents may be exercised by the Agent for the benefit of the Agent and the Lenders and the other beneficiaries thereof upon the terms thereof. The Lenders further agree that the Agent may assign its rights and obligations under any of the Security Documents to any affiliate of the Agent or to any trustee, if necessary or appropriate under applicable law, which assignee in each such case shall (subject to compliance with any requirements of applicable law governing the assignment of such Security Documents) be entitled to all the rights of the Agent under and with respect to the applicable Security Document.

    (b) In each circumstance where, under any provision of any Security Document, the Agent shall have the right to grant or withhold any consent, exercise any remedy, make any determination or direct any action by the Agent under such Security Document, the Agent shall act in respect of such consent, exercise of remedies, determination or action, as the case may be, with the consent of and at the direction of the Required Lenders; provided, however, that no such consent of the Required Lenders shall be required with respect to any consent, determination or other matter that is, in the Agent's judgment, ministerial or administrative in nature. In each circumstance where any consent of or direction from the Required Lenders is required, the Agent shall send to the Lenders a notice setting forth a description in reasonable detail of the matter as to which consent or direction is requested and the Agent's proposed course of action with respect thereto. In the event the Agent shall not have received a response from any Lender within five (5) Business Days after such Lender's receipt of such notice, such Lender shall be deemed to have agreed to the course of action proposed by the Agent.

Section 9.03. Nature of Duties of Agent. Except for the agreement to provide copies of notices to ORIX as described in Section 9.04(a), the Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Credit Documents. None of the Agent nor any of its respective officers, directors, employees or agents shall be liable for any action taken or omitted by it as such hereunder or in connection herewith, unless caused by its or their gross negligence or willful misconduct. The duties of the Agent shall be ministerial and administrative in nature; the Agent shall not have by reason of this Agreement a fiduciary relationship in respect of any Lender; and nothing in this Agreement, express or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement or the other Credit Documents except as expressly set forth herein.

Section 9.04. Lack of Reliance on Agent.

    (a) Independently and without reliance upon the Agent, each Lender, to the extent it deems appropriate, has made and shall continue to make (i) its own independent investigation of the financial condition and affairs of the Credit Parties in connection with the taking or not taking of any action in connection herewith, and (ii) its own appraisal of the creditworthiness of the Credit Parties, and, except as expressly provided in this Agreement, the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or at any time or times thereafter; provided, however, that the Agent shall provide to ORIX copies of all notices received from the Borrower which it determines to be material to the Collateral and the Obligations within thirty (30) days of such determination.

    (b) The Agent shall not be responsible to any Lender for any recitals, statements, information, representations or warranties herein or in any document, certificate or other writing delivered in connection herewith or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, priority or sufficiency of this Agreement, the Notes, the Guaranty Agreement or any other documents contemplated hereby or thereby, or the financial condition of the Credit Parties, or be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement, the Notes, the Guaranty Agreement or the other documents contemplated hereby or thereby, or the financial condition of the Credit Parties, or the existence or possible existence of any Default or Event of Default.

Section 9.05. Certain Rights of the Agent. If the Agent shall request instructions from the Required Lenders with respect to any action or actions (including the failure to act) in connection with this Agreement, the Agent shall be entitled to refrain from such act or taking such act, unless and until the Agent shall have received instructions from the Required Lenders; and the Agent shall not incur liability in any Person by reason of so refraining. Without limiting the foregoing, no Lender shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Lenders.

Section 9.06. Reliance by Agent. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cable gram, radiogram, order or other documentary, teletransmission or telephone message believed by it to be genuine and correct and to have been signed, sent or made by the proper Person. The Agent may consult with legal counsel (including counsel for any Credit Party), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

Section 9.07. Indemnification of Agent. To the extent the Agent is not reimbursed and indemnified by the Credit Parties, each Lender will reimburse and indemnify the Agent, ratably according to the respective amounts of the Loans outstanding under all Facilities (or if no amounts are outstanding, ratably in accordance with the Commitments), in either case, for and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including counsel fees and disbursements) or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in performing its duties hereunder, in any way relating to or arising out of this Agreement or the other Credit Documents; provided that no Lender shall be liable to the Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct.

Section 9.08. The Agent in its Individual Capacity. With respect to its obligation to lend under this Agreement, the Loans made by it and the Notes issued to it, the Agent shall have the same rights and powers hereunder as any other Lender or holder of a Note and may exercise the same as though it were not performing the duties specified herein; and the terms "Lenders", "Required Lenders", "holders of Notes", or any similar terms shall, unless the context clearly otherwise indicates, include the Agent in its individual capacity. The Agent may accept deposits from, lend money to, and generally engage in any kind of banking, trust, financial advisory or other business with the Consolidated Companies or any affiliate of the Consolidated Companies as if it were not performing the duties specified herein, and may accept fees and other consideration from the Consolidated Companies for services in connection with this Agreement and otherwise without having to account for the same to the Lenders.

Section 9.09. Holders of Notes. The Agent may deem and treat the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

Section 9.10. Successor Agent.

    (a) The Agent may resign at any time by giving written notice thereof to the Lenders and Borrower and may be removed at any time with or without cause by the Required Lenders; provided, however, the Agent may not resign or be removed until a successor Agent has been appointed and shall have accepted such appointment. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent subject to Borrower's prior written approval which shall not be unreasonably withheld. If no successor Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent subject to Borrower's prior written approval which shall not be unreasonably withheld, and which shall be a bank which maintains an office in the United States, or a commercial bank organized under the laws of the United States of America or any State thereof, or any Affiliate of such bank, having a combined capital and surplus of at least $1,000,000,000.

    (b) Upon the acceptance of any appointment as the Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article IX shall inure to its benefit as to any actions taken or omitted to be taken by it while it was an Agent under this Agreement.

ARTICLE X.

MISCELLANEOUS

Section 10.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, telecopy or similar teletransmission or writing) and shall be given to such party at its address or applicable teletransmission number set forth on the signature pages hereof, or such other address or applicable teletransmission number as such party may hereafter specify by notice to the Agent and Borrower. Each such notice, request or other communication shall be effective (i) if given by telex, when such telex is transmitted to the telex number specified in this Section and the appropriate answerback is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, (iii) if given by telecopy, when such telecopy is transmitted to the telecopy number specified in this Section and the appropriate confirmation is received, or (iv) if given by any other means (including, without limitation, by air courier), when delivered or received at the address specified in this Section; provided that notices to the Agent shall not be effective until received.

Section 10.02. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the other Credit Documents, nor consent to any departure by any Credit Party therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders (and in the case of any amendment, the applicable Credit Party), and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders and participants, do any of the following: (i) increase the Commitments or contractual obligations of the Lenders to Borrower under this Agreement, (ii) reduce the principal of, or interest on, the Notes or any fees hereunder, (iii) postpone any date fixed for the payment in respect of principal of, or interest on, the Notes or any fees hereunder, or extend the Final Maturity Date, (iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number or identity of Lenders which shall be required for the Lenders or any of them to take any action hereunder, (vi) agree to release any Guarantor from its obligations under any Guaranty Agreement or any Collateral from the Security Documents (other than in connection with an Asset Sale pursuant to Section 7.05 where the conditions of such Section have been satisfied), (vii) modify the definition of "Required Lenders," or (viii) modify this Section 10.02. Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required hereinabove to take such action, affect the rights or duties of the Agent under this Agreement or under any other Credit Document.

Section 10.03. No Waiver; Remedies Cumulative. No failure or delay on the part of the Agent, any Lender or any holder of a Note in exercising any right or remedy hereunder or under any other Credit Document, and no course of dealing between any Credit Party and the Agent, any Lender or the holder of any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right or remedy hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right or remedy hereunder or thereunder. The rights and remedies herein expressly provided are cumulative and not exclusive of any rights or remedies which the Agent, any Lender or the holder of any Note would otherwise have.
No notice to or demand on any Credit Party not required hereunder or under any other Credit Document in any case shall entitle any Credit Party to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent, the Lenders or the holder of any Note to any other or further action in any circumstances without notice or demand.

Section 10.04. Payment of Expenses, Etc.  Borrower shall:

    (i) whether or not the transactions hereby contemplated are consummated, pay all reasonable, out-of-pocket costs and expenses of the Agent in the administration (both before and after the execution hereof and including reasonable expenses actually incurred relating to advice of counsel as to the rights and duties of the Agent and the Lenders with respect thereto) of, and in connection with the preparation, execution and delivery of, preservation of rights under, enforcement of, and, after a Default or Event of Default, refinancing, renegotiation or restructuring of, this Agreement and the other Credit Documents and the documents and instruments referred to therein, and any amendment, waiver or consent relating thereto (including, without limitation, the reasonable fees actually incurred and disbursements of counsel for the Agent), and in the case of enforcement of this Agreement or any Credit Document after an Event of Default, all such reasonable, out-of-pocket costs and expenses (including, without limitation, the reasonable fees actually incurred and reasonable disbursements and changes of counsel), for any of the Lenders;

    (ii) subject, in the case of certain Taxes, to the applicable provisions of Section 3.07(b), pay and hold each of the Lenders harmless from and against any and all present and future stamp, documentary, and other similar Taxes with respect to this Agreement, the Notes and any other Credit Documents, any collateral described therein, or any payments due thereunder, and save each Lender harmless from and against any and all liabilities with respect to or resulting from any delay or omission to pay such Taxes; and

    (iii) indemnify the Agent and each Lender, and their respective officers, directors, employees, representatives and agents from, and hold each of them harmless against, any and all costs, losses, liabilities, claims, damages or expenses incurred by any of them (whether or not any of them is designated a party thereto) (an "Indemnitee") arising out of or by reason of any investigation, litigation or other proceeding related to any actual or proposed use of the proceeds of any of the Loans or any Credit Party's entering into and performing of the Agreement, the Notes, or the other
Credit Documents, including, without limitation, the reasonable fees actually incurred and disbursements of counsel incurred in connection with any such investigation, litigation or other proceeding; provided, however, Borrower shall not be obligated to indemnify any Indemnitee for any of the foregoing arising out of such Indemnitee's gross negligence or willful misconduct;

    (iv) without limiting the indemnities set forth in subsection (iii) above, indemnify each Indemnitee for any and all expenses and costs (including without limitation, remedial, removal, response, abatement, cleanup, investigative, closure and monitoring costs), losses, claims (including claims for contribution or indemnity and including the cost of investigating or defending any claim and whether or not such claim is ultimately defeated, and whether such claim arose before, during or after any Credit Party's ownership, operation, possession or control of its business, property or facilities or before, on or after the date hereof, and including also any amounts paid incidental to any compromise or settlement by the Indemnitee or Indemnitees to the holders of any such claim), lawsuits, liabilities, obligations, actions, judgments, suits, disbursements, encumbrances, liens, damages (including without limitation damages for contamination or destruction of natural resources), penalties and fines of any kind or nature whatsoever (including without limitation in all cases the reasonable fees actually incurred, other charges and disbursements of counsel in connection therewith) incurred, suffered or sustained by that Indemnitee based upon, arising under or relating to Environmental Laws based on, arising out of or relating to in whole or in part, the existence or exercise of any rights or remedies by any Indemnitee under this Agreement, any other Credit Document or any related documents.

If and to the extent that the obligations of Borrower under this Section 10.04 are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under applicable law.

Section 10.05. Right of Setoff. In addition to and not in limitation of all rights of offset that any Lender or other holder of a Note may have under applicable law, each Lender or other holder of a Note shall, upon the occurrence of any Event of Default and whether or not such Lender or such holder has made any demand or any Credit Party's obligations have matured, have the right to appropriate and apply to the payment of any Credit Party's obligations hereunder and under the other Credit Documents, all deposits of any Credit Party (general or special, time or demand, provisional or final) then or thereafter held by and other indebtedness or property then or thereafter owing by such Lender or other holder to any Credit Party, whether or not related to this Agreement or any transaction hereunder.

Section 10.06. Benefit of Agreement; Assignments; Participations.

    (a) This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, provided that Borrower may not assign or transfer any of its interest hereunder without the prior written consent of the Lenders.

    (b) Any Lender may make, carry or transfer Loans at, to or for the account of, any of its branch offices or the office of an Affiliate of such Lender.

    (c) Each Lender may assign all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of any of its Commitments and the Loans at the time owing to it and the Notes held by it) to any Eligible Assignee; provided, however, that (i) the Borrower must give its prior written consent, which will not be unreasonably withheld to such assignment unless such assignment is an Affiliate of the assigning Lender or unless an Event of Default has occurred and is continuing hereunder, (ii) the amount of the Commitments of the assigning Lender subject to each assignment (determined as of the date the assignment and acceptance with respect to such assignment is delivered to the Agent) shall not be less than an amount equal to $2,000,000 or greater integral multiplies of $1,000,000 (or such lesser amount as shall constitute the entire Commitment of such Lender) and (iii) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with a Note or Notes subject to such assignment and, unless such assignment is to an Affiliate of such Lender, a processing and recordation fee of $3,500; provided, however, that no fee shall be charged with respect to the first assignment made by the Term Lender. Borrower shall not be responsible for such processing and recordation fee or any costs or expenses incurred by any Lender or the Agent in connection with such assignment. From and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, the assignee thereunder shall be a party hereto and to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement. Within five (5) Business Days after receipt of the notice and the Assignment and Acceptance, Borrower shall execute and deliver to the Agent, in exchange for the surrendered Note or Notes (which Agent shall deliver to Borrower forthwith), a new Note or Notes to the order of such assignee in a principal amount equal to the applicable Commitments assumed by it pursuant to such Assignment and Acceptance and new Note or Notes to the assigning Lender in the amount of its retained Commitment or Commitments. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the date of the surrendered Note or Notes which they replace, and shall otherwise be in substantially the form attached hereto.

    (d) Each Lender may, without the consent of Borrower or the Agent, sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitments in the Loans owing to it and the Notes held by it), provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating bank or other entity shall not be entitled to the benefit (except through its selling Lender) of the cost protection provisions contained in Article III of this Agreement, and (iv) Borrower and the Agent and other Lenders shall continue to deal solely and directly with each Lender in connection with such Lender's rights and obligations under this Agreement and the other Credit Documents, and such Lender shall retain the sole right to enforce the obligations of Borrower relating to the Loans and to approve any amendment, modification or waiver of any provisions of this Agreement; provided, however, that the consent of each participant shall be required for any amendments or waivers listed in Section 10.02. Each Lender shall promptly notify in writing the Agent and the Borrower of any sale of a participation hereunder.

    (e) Any Lender or participant may, in connection with the assignment or participation or proposed assignment or participation, pursuant to this Section, disclose to the assignee or participant or proposed assignee or participant any information relating to Borrower or the other Consolidated Companies furnished to such Lender by or on behalf of Borrower or any other Consolidated Company. With respect to any disclosure of confidential, non-public, proprietary information, such proposed assignee or participant shall agree to use the information only for the purpose of making any necessary credit judgments with respect to this credit facility and not to use the information in any manner prohibited by any law, including without limitation, the securities laws of the United States. The proposed participant or assignee shall agree not to disclose any of such information except (i) to directors, employees, auditors or counsel to whom it is necessary to show such information, each of whom shall be informed of the confidential nature of the information, (ii) in any statement or testimony pursuant to a subpoena or order by any court, governmental body or other agency asserting jurisdiction over such entity, or as otherwise required by law (provided prior notice is given to Borrower and the Agent unless otherwise prohibited by the subpoena, order or law), and (iii) upon the request or demand of any regulatory agency or authority with proper jurisdiction. The proposed participant or assignee shall further agree to return all documents or other written material and copies thereof received from any Lender, the Agent or Borrower relating to such confidential information unless otherwise properly disposed of by such entity.

    (f) Any Lender may at any time assign all or any portion of its rights in this Agreement and the Notes issued to it to a Federal Reserve Bank; provided that no such assignment shall release the Lender from any of its obligations hereunder.

    (g) If (i) any Taxes referred to in Section 3.07(b) have been levied or imposed so as to require withholdings and reductions by the Borrower and payment by the Borrower of additional amounts to any Lender as a result thereof or any Lender shall make demand for payment of any material additional amounts as compensation for increased cost pursuant to Section 3.10, then and in such event, upon request from the Borrower delivered to such Lender, such Lender shall assign, in accordance with the provisions of Section 10.06(c), all of its rights and obligations under this Agreement and the other Credit Documents to an Eligible Assignee selected by the Borrower and consented to by the Agent in consideration for the payment by such assignee to the Lender of the principal of and interest on the outstanding Loans accrued to the date of such assignment, the assumption of such Lender's Commitments hereunder, together with any and all other amounts owing to such Lender under any provisions of this Agreement or the other Credit Documents accrued to the date of such assignment.

Section 10.07. Governing Law; Submission to Jurisdiction.

    (a) THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND UNDER THE NOTES SHALL BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY THE LAW (WITHOUT GIVING EFFECT TO THE CONFLICT OF LAW PRINCIPLES THEREOF) OF THE STATE OF GEORGIA.

    (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT, THE NOTES OR ANY OTHER CREDIT DOCUMENT MAY BE BROUGHT IN THE SUPERIOR COURT OF FULTON COUNTY, GEORGIA, OR ANY OTHER COURT OF THE STATE OF GEORGIA OR OF THE UNITED STATES OF AMERICA FOR THE NORTHERN DISTRICT OF GEORGIA, AND, BY EXECUTION AND DELIVERY OF THIS AGREEMENT, BORROWER HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE JURISDICTION OF THE AFORESAID COURTS. THE PARTIES HERETO HEREBY IRREVOCABLY WAIVE TRIAL BY JURY TO THE EXTENT ALLOWED BY LAW, AND BORROWER HEREBY IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN SUCH RESPECTIVE JURISDICTIONS.

    (c) THE BORROWER HEREBY IRREVOCABLY DESIGNATES CT CORPORATION SYSTEM, AS ITS DESIGNEE, APPOINTEE AND LOCAL AGENT TO RECEIVE, FOR AND ON BEHALF OF THE BORROWER, SERVICE OF PROCESS IN SUCH RESPECTIVE JURISDICTIONS IN ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR THE NOTES OR ANY DOCUMENT RELATED THERETO. IT IS UNDERSTOOD THAT A COPY OF SUCH PROCESS SERVED ON SUCH LOCAL AGENT WILL BE PROMPTLY FORWARDED BY SUCH LOCAL AGENT AND BY THE SERVER OF SUCH PROCESS BY MAIL TO THE BORROWER AT ITS ADDRESS SET FORTH OPPOSITE ITS SIGNATURE BELOW, BUT THE FAILURE OF THE BORROWER TO RECEIVE SUCH COPY SHALL NOT AFFECT IN ANY WAY THE SERVICE OF SUCH PROCESS. THE BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO THE BORROWER AT ITS SAID ADDRESS, SUCH SERVICE TO BECOME EFFECTIVE 30 DAYS
AFTER SUCH MAILING.

    (d) Nothing herein shall affect the right of the Agent, any Lender, any holder of a Note or any Credit Party to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Borrower in any other jurisdiction.

Section 10.08. Independent Nature of Lenders' Rights. The amounts payable at any time hereunder to each Lender shall be a separate and independent debt, and each Lender shall be entitled to protect and enforce its rights pursuant to this Agreement and its Notes, and it shall not be necessary for any other Lender to be joined as an additional party in any proceeding for such purpose.

Section 10.09. Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument.

Section 10.10. Effectiveness; Termination of Commitments; Survival


    a) This Agreement shall become effective on the date on which all of the parties hereto shall have signed a copy hereof (whether the same or different copies) and shall have delivered the same to the Agent or, in the case of the Lenders, shall have given to the Agent written or telex notice (actually received) that the same has been signed and mailed to them.

    (b) The obligations of Borrower under Sections 3.07(b), 3.10, 3.12, 3.13,
3.16 and 10.04 hereof shall survive the payment in full of the Notes after the Maturity Date. All representations and warranties made herein, in the certificates, reports, notices, and other documents delivered pursuant to this Agreement shall survive the execution and delivery of this Agreement, the other Credit Documents, and such other agreements and documents, the making of the Loans hereunder, and the execution and delivery of the Notes.

Section 10.11. Severability. In case any provision in or obligation under this Agreement or the other Credit Documents shall be invalid, illegal or unenforceable, in whole or in part, in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

Section 10.12. Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitation of, another covenant, shall not avoid the occurrence of a Default or an Event of Default if such action is taken or condition exists.

Section 10.13. Change in Account Principles, Fiscal Year or Tax Laws. If (i) any preparation of the financial statements referred to in Section 6.07 hereafter occasioned by the promulgation of rules, regulations, pronouncements and opinions by or required by the Financial Accounting Standards Board or the American Institute of Certified Public Accounts (or successors thereto or agencies with similar functions) result in a material change in the method of calculation of financial covenants, standards or terms found in this Agreement,
(ii) there is any change in Borrower's Fiscal Quarter or Fiscal Year, or (iii) there is a material change in federal tax laws which materially affects any of the Consolidated Companies' ability to comply with the financial covenants, standards or terms found in this Agreement, Borrower and the Required Lenders agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating any of the Consolidated Companies' financial condition shall be the same after such changes as if such changes had not been made. Unless and until such provisions have been so amended, the provisions of this Agreement shall govern.

Section 10.14. Intent Not To Violate Usury Laws. It is the intent of the parties hereto not to violate any federal or state law, rule or regulation pertaining either to usury or to the contracting for or charging or collecting of interest, and the Borrower and the Agent and Lenders agree that, should any provision of this Agreement or of the Notes, or any act performed hereunder or thereunder, violate any such law, rule or regulation, then the excess of interest or loan charges contracted for or charged or collected over the maximum lawful rate of interest shall be applied to the outstanding principal indebtedness due to the Lenders by the Borrower under this Agreement.

Section 10.15. Headings Descriptive; Entire Agreement. The headings of the several sections and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement. This Agreement, the other Credit Documents, and the agreements and documents required to be delivered pursuant to the terms of this Agreement constitute the entire agreement among the parties hereto and thereto regarding the subject matters hereof and thereof and supersede all prior agreements, representations and understandings related to such subject matters.


[SIGNATURES SET FORTH ON THE FOLLOWING PAGES]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their duly authorized officers as of the day and year first above written.


Address for Notices:                            BANK OF AMERICA, N.A.
                                                As Agent
Ms. Susan Ryan
Bank of America, N.A.
Agency Management                               By:
231 S. LaSalle Street, 8th Floor                      Name:
Chicago, Illinois 60697                       Title:
Mail Code: IL1-231-08-30

Payment Office:

101 North Trion Street                  BANK OF AMERICA, N.A.
Charlotte, NC  28255                            As Revolving Lender
Attn: Lori Lamb

Address for Notices:

Ms. Susan Ryan                          By:
Bank of America, N.A.                        Name:
Agency Management                                    Title:
231 S. LaSalle Street, 8th Floor
Mail Code: IL1-231-08-30

REVOLVING LOAN COMMITMENT:      $10,000,000.00

PRO RATA SHARE:                         100%


Address for Notices:                  ORIX FINANCIAL SERVICES, INC.,
and Payment Office:                   as Term Lender and as Documentation Agent

Structured Finance Group
600 Town Park Drive, Suite 300
Kennesaw, Georgia 30144-3734            By:
                                                      Name:
                                                      Title:



TERM LOAN COMMITMENT:      $15,000,000.00

PRO RATA SHARE:                         100%



Address for Notices:                            THE KRYSTAL COMPANY,
                                                as Borrower

One Union Square                                By:
The Krystal Building                                 Name:
Chattanooga, Tennessee 37402                  Title:
Attn:  Larry Bentley



Address for Notices:                            KRYSTAL AVIATION CO.,
                                                as Guarantor


One Union Square                                By:
The Krystal Building                                 Name:
Chattanooga, Tennessee 37402                  Title:
Attn:  Larry Bentley


Address for Notices:                           KRYSTAL AVIATION MANAGEMENT CO.,
                                               as Guarantor

One Union Square                                By:
The Krystal Building                                 Name:
Chattanooga, Tennessee 37402                  Title:  Larry Bentley




Address for Notices:                            PORT ROYAL HOLDINGS, INC.,
                                                as Guarantor


One Union Square                                By:
The Krystal Building                            Name:
Chattanooga, Tennessee 37402                    Title:
Attn:  Larry Bentley