Form 10-Q
period 2002-03-31
KRYSTAL COMPANY
filed 2002-05-10
CIK 885640

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      or the quarterly period ended March 31, 2002

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 10, 2002.






                          THE KRYSTAL COMPANY
                          -------------------
                            March 31, 2002
                            --------------
                     PART I.  FINANCIAL INFORMATION
                     ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of March 31, 2002 and December 30, 2001, and (2) their change in shareholder's equity for the three months ending March 31, 2002 and (3) the results of their operations and their cash flows for the three months ended March 31, 2002 and April 1, 2001 have been included. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees, the Company's ability to obtain funding sufficient to meet operational requirements and capital expenditures and the impact of governmental regulations. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended December 30, 2001.



         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                    (In thousands) (Unaudited)


                                              March 31,     December 30,
                                                2002          2001
                                             ---------     ----------
ASSETS
------
CURRENT ASSETS:
   Cash and temporary investments            $ 13,721       $ 13,042
   Receivables, net                             1,516          1,418
   Inventories                                  1,746          2,033
   Deferred income taxes                        2,877          2,877
   Prepayments and other                          940            823
                                             --------       --------
     Total current assets                      20,800         20,193
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        94,457        114,800
                                             --------       --------
LEASED PROPERTIES, net                          8,598          9,144
                                             --------       --------
OTHER ASSETS:
   Goodwill, net                               40,759         40,759
   Prepaid pension asset                        8,491          8,754
   Deferred financing costs, net                2,585          2,735
   Other                                        1,101          1,605
                                             --------       --------
     Total other assets                        52,936         53,853
                                             --------       --------
       TOTAL ASSETS                          $176,791       $197,990
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.




                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                    (In thousands) (Unaudited)

                                              March 31,      December 30,
                                                2002           2001
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $  4,405       $  5,175
   Accrued liabilities                         27,099         22,719
   Current portion of long-term debt            1,476          1,361
   Current portion of capital
     lease obligations                          2,164          2,133
                                             --------       --------
     Total current liabilities                 35,144         31,388
                                             --------       --------

LONG-TERM DEBT, excluding current portion      88,212        118,581
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              7,617          8,170
                                             --------       --------
DEFERRED INCOME TAXES                           7,354          8,912
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     5,500          1,501
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized; issued
     and outstanding, at March 31, 2002,
     and at December 30, 2001                  35,000         35,000
   Accumulated deficit                        ( 2,036)      (  5,562)
                                             --------       --------
     Total shareholder's equity                32,964         29,438
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $176,791       $197,990
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


                                           For the three Months ended
                                           --------------------------
                                             March 31,      April 1,
                                               2002          2001
                                             -------       --------

REVENUES:
  Restaurant sales                           $ 60,996      $ 59,298
  Franchise fees                                  295           358
  Royalties                                     1,584         1,351
  Other revenue                                 1,627         1,717
                                              -------       -------
                                               64,502        62,724
                                              -------       -------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                     49,958        50,636
  Advertising expense                           2,562         2,491
  Depreciation and amortization
    expenses                                    2,775         3,643
  General and administrative
    expenses                                    4,389         4,377
  Other expenses, net                           1,010         1,099
                                              -------       -------
                                               60,694        62,246
                                              -------       -------
OPERATING INCOME                                3,808           478

GAIN ON SALE OF ASSETS                            --             30

INTEREST EXPENSE, net                         ( 2,491)      ( 3,305)
                                              -------       -------
INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT
  FROM INCOME TAXES AND EXTRAORDINARY ITEM      1,317       ( 2,797)

(PROVISION FOR) BENEFIT FROM INCOME TAXES     (   501)          872
                                              -------       -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           816       ( 1,925)

EXTRAORDINARY ITEM:
  Gain on early retirement of debt, net
   of applicable income tax expense of
   $1,661 in 2002                               2,710           --
                                              -------       -------
Net income (loss)                            $  3,526      $( 1,925)
                                              =======       =======

  See accompanying notes to consolidated condensed financial statements.





             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE THREE MONTHS ENDED
                  -------------------------
                       March 31, 2002
                       --------------
                       (In thousands)
                        (Unaudited)

                                     Common   Accumulated
                                      Stock     Deficit
                                    --------   --------

BALANCE, December 30, 2001           $35,000   $( 5,562)

  Net income                              --      3,526

                                     -------    -------
BALANCE, March 31, 2002              $35,000   $( 2,036)
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

                                               For The Three Months Ended
                                              ----------------------------
                                                 March 31,       April 1,
                                                   2002           2001
                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                             $ 3,526        $ (1,925)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities-
    Depreciation and amortization                  2,775          3,643
    Change in deferred taxes                     ( 1,558)       (    42)
    Gain on early retirement of debt             ( 4,371)           --
    Gain on sale of assets                           --         (    30)
    Changes in operating assets and liabilities:
    Receivables, net                             (    98)            83
    Inventories                                      287        (    81)
    Prepayments and other                        (   117)       (    40)
    Accounts payable                             (   770)            32
    Accrued liabilities                            4,380        (   678)
    Other, net                                     4,315            772
                                                 --------       --------
      Net cash provided by
        operating activities                       8,369          1,734
                                                 --------       --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                              ( 1,198)       ( 1,286)
    Proceeds from sale of property,
      buildings, and equipment                    24,284            539
                                                 --------       --------
      Net cash provided by (used in)
        investing activities                      23,086        (   747)
                                                 --------       --------
FINANCING ACTIVITIES:
    Net borrowings under revolving
      credit facility                            ( 3,104)         1,000
    Repayments of long-term debt                 (27,150)       (    38)
    Outstanding checks in excess of
      bank balance                                   --         ( 1,666)
    Principal payments of
      capital lease obligations                  (   522)       (   485)
                                                 --------       --------
      Net cash used in
        financing activities                     (30,776)       ( 1,189)
                                                 --------       --------
NET (DECREASE) INCREASE IN CASH AND
  TEMPORARY INVESTMENTS                              679        (   202)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                            13,042          4,979
                                                 --------       --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                 $13,721       $  4,777
                                                 =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                    $ 1,299       $    635
                                                 =======        =======
     Income taxes                                $    23       $     21
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

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and Aviation (hereinafter referred to collectively as "the Company"). All significant intercompany balances and transactions have been eliminated.

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

                Buildings and improvements         10-39 years
                Equipment                           3-10 years
                Leaseholds                         Life of lease up to 20 years

Long-lived assets --

The Company periodically evaluates the carrying value of long-lived assets when events or changes in circumstances warrant such a review. When an asset is determined to be impaired, its carrying value is reduced and a charge is recognized in the Consolidated Statement of Operations.

Leased property --

The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operation leases.

Intangibles --

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 requires that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company is required to reduce goodwill through a charge to earnings. The Company adopted the Standards effective December 31, 2001.
The adoption of the Standards has the effect of eliminating the amortization of goodwill. In fiscal 2001, the Company recorded amortization expense related to goodwill of approximately $1,967,500. Based on an independent valuation of the Company as of December 31, 2001, the Company has determined there is no impairment of its goodwill asset as of that date.

The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,190,000 (net of amounts written off in connection with the subsequent sale of certain assets) and deferred financing costs of $5,777,000 at March 31, 2002. Deferred financing costs are amortized over the life of the debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the Company's Credit Facility are being amortized in part through May 2004 and in part through January 2007. In accordance with the provisions of the Standards, goodwill amortization was ceased effective December 31, 2001. Amortization expense for deferred financing costs for the three months ended March 31, 2002 was $202,300 and for the three months ended April 1, 2001 was $135,900. Amortization expense for goodwill for the three months ended April 1, 2001 was $491,900. Accumulated amortization of goodwill at March 31, 2002 and April 1, 2001 was $8,431,000 and $6,955,200, respectively. Accumulated amortization of deferred financing costs at March 31, 2002 and April 1, 2001 was $3,192,700 and $2,371,200, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At March 31, 2002, there were 169 franchised or licensed restaurants and at April 1, 2001, there were 142 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At March 31, 2002 and April 1, 2001, total deferred franchise and license fees were approximately $1,002,500 and $837,500, respectively.

Fair Market Value of Financial Instruments --

Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying values of the Company's financial instruments approximate their fair values.

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and post retirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post retirement obligations and future expenses.

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

Reclassifications--

Certain reclassifications have been made to prior year financial statements to conform with the 2002 presentation.

2.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company's subsidiaries have fully and unconditionally guaranteed the notes (See Note 4) of the Company. The guarantees do not restrict the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

Set forth below are condensed consolidating financials for the Company and the Subsidiary Guarantors as of March 31, 2002 and December 30, 2001 and the three months ended March 31, 2002 and April 1, 2001. The equity method has been used by the Company with respect to investments in subsidiaries.


CONDENSED CONSOLIDATING BALANCE SHEET
At March 31, 2002

                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $ 13,430      $   291        $   --        $ 13,721
   Receivables, net                      (13,171)         343         14,344          1,516
   Inventories                             1,690           56            --           1,746
   Deferred income taxes                   2,876            1            --           2,877
   Prepayments and other                     886           54            --             940
                                        --------      -------        -------       --------
      Total current assets                 5,711          745         14,344         20,800
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       123,331        5,717            --         129,048
   Accumulated depreciation              (33,214)      (1,377)           --         (34,591)
                                        --------      -------        -------       --------
Net property, buildings, and equipment    90,117        4,340            --          94,457
                                        --------      -------        -------       --------
Leased Properties, net                     8,598          --             --           8,598
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --

Other Assets:
   Goodwill, net                          40,759          --             --          40,759
   Prepaid pension asset                   8,491          --             --           8,491
   Deferred financing costs, net           2,585          --             --           2,585
   Other                                   1,084           17                         1,101
                                        --------      -------        -------       --------
      Total other assets                  52,919           17            --          52,936
                                        --------      -------        -------       --------
Total Assets                            $157,346      $ 5,103        $14,342       $176,791
                                        ========      =======        =======       ========

Current Liabilities:
   Accounts payable                     $ (9,052)     $(  887)       $14,344       $  4,405
   Accrued liabilities                    26,705          394            --          27,099
   Current portion of long-term debt       1,250          226            --           1,476
   Current portion of capital lease
      obligations                          2,164          --             --           2,164
                                        --------      -------        -------       --------
      Total current liabilities           21,067       (  267)        14,344         35,144
                                        --------      -------        -------       --------
Long Term Debt, excluding current
   portion                                86,646        1,566            --          88,212
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                         7,617          --             --           7,617
                                        --------      -------        -------       --------
Deferred Income Taxes                      7,370       (   16)                        7,354
                                        --------      -------        -------       --------
Other Long-Term Liabilities                5,500          --             --           5,500
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                      (5,854)       3,818            --          (2,036)
                                        --------      -------        -------       --------
      Total shareholder's equity          29,146        3,820             (2)        32,964
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $157,346      $ 5,103        $14,342       $176,791
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 30, 2001

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
   Cash and temporary investments       $ 12,965      $    77        $   --        $ 13,042
   Receivables, net                      (11,734)         234         12,918          1,418
   Inventories                             1,971           62            --           2,033
   Deferred income taxes                   2,876            1            --           2,877
   Prepayments and other                     756           67             -             823
                                        --------      -------        -------       --------
      Total current assets                 6,834          441         12,918         20,193
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       144,654        5,716            --         150,370
   Accumulated depreciation              (34,289)      (1,281)           --         (35,570)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   110,365        4,435            --         114,800
                                        --------      -------        -------       --------
Leased Properties, net                     9,144          --             --           9,144
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)            -
                                        --------      -------        -------       --------
Other Assets:
   Goodwill, net                          40,759          --             --          40,759
   Prepaid pension asset                   8,754          --             --           8,754
   Deferred financing costs, net           2,735          --             --           2,735
   Other                                   1,588           17            --           1,605
                                        --------      -------        -------       --------
      Total other assets                  53,836           17            --          53,853
                                        --------      -------        -------       --------
Total assets                            $180,180     $  4,894        $12,916       $197,990
                                        ========      =======        =======       ========

Current Liabilities:
   Accounts payable                     $( 6,795)     $(  948)       $12,918        $ 5,175
   Accrued liabilities                    22,339          380            --          22,719
   Current portion of long-term debt       1,138          223            --           1,361
   Current portion of capital lease
      obligations                          2,133          --             --           2,133
                                        --------      -------        -------       --------
      Total current liabilities           18,815       (  345)        12,918         31,388
                                        --------      -------        -------       --------
Long Term Debt, excluding current
   portion                               116,957        1,624            --         118,581
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
   current portion                         8,170          --             --           8,170
                                        --------      -------        -------       --------

Deferred Income Taxes                      8,928       (   16)            -           8,912
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,501          --             --           1,501
                                        --------      -------        -------       --------
Shareholder's Equity:
   Common Stock                           35,000            2             (2)        35,000
   Retained Earnings                     ( 9,191)       3,629            --         ( 5,562)
                                        --------      -------        -------       --------
      Total shareholder's equity          25,809        3,631             (2)        29,438
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
   Equity                               $180,180      $ 4,894        $12,916       $197,990
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2002

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant Sales                        $ 60,996      $    --        $   --        $ 60,996
Franchise fees                               295           --            --             295
Royalties                                  1,584           --            --           1,584
Other                                         -         1,627            --           1,627
                                        --------      -------        -------       --------
   Total Revenues                         62,875        1,627            --          64,502
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                  49,958          --             --          49,958
Advertising expense                        2,562          --             --           2,562
Depreciation and amortization
   expense                                 2,679           96            --           2,775
General and administrative
   expenses                                4,312           77            --           4,389
Other expenses, net                         (120)       1,130            --           1,010
                                        --------      -------        -------       --------
                                          59,391        1,303            --          60,694
                                        --------      -------        -------       --------
Operating Income                           3,484          324            --           3,808

Interest expense, net                    ( 2,471)         (20)           --         ( 2,491)
                                        --------      -------        -------       --------
Income before provision for income
   taxes and extraordinary item            1,013          304            --           1,317

Provision for income taxes                (  386)        (115)                       (  501)
                                        --------     --------       -------        --------
Income before extraordinary item             627          189            --             816

Extraordinary item:
   Gain on early retirement of debt, net
     of applicable income tax expense
     of $1,661 in 2002                     2,710           --            --           2,710
                                        --------      -------       -------        --------
Net income                              $  3,337     $    189       $   --         $  3,526
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 1, 2001

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
Restaurant Sales                        $ 59,298      $    --        $   --        $ 59,298
Franchise fees                               358                         --             358
Royalties                                  1,351                         --           1,351
Other                                         -         1,717            --           1,717
                                        --------      -------        -------       --------
   Total Revenues                         61,007        1,717            --          62,724
                                        --------      -------        -------       --------
Cost and Expenses:
Cost of restaurant sales                  50,636          --             --          50,636
Advertising expense                        2,491          --             --           2,491
Depreciation and amortization
   expense                                 3,514          129            --           3,643
General and administrative
   expenses                                4,314           63            --           4,377
Other expenses, net                      (   125)       1,224            --           1,099
                                        --------      -------        -------       --------
                                          60,830        1,416            --          62,246
                                        --------      -------        -------       --------
Operating Income                             177          301            --             478

Gain on sale of assets                        30          --             --              30

Interest expense, net                    ( 3,270)         (35)           --         ( 3,305)
                                        --------      -------        -------       --------
Income (loss) before (provision
   for) benefit from income taxes        ( 3,063)         266            --         ( 2,797)

(Provision for) benefit from
   income taxes                              968       (   96)           --             872
                                        --------      -------        -------       --------
Net income (loss)                       $( 2,095)    $    170        $   --        $( 1,925)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  3,337      $   189        $   --        $  3,526
Adjustments to reconcile net
   income to net cash provided
   by operating activities -
Depreciation and amortization              2,679           96            --           2,775
Deferred income taxes                    ( 1,558)          --            --         ( 1,558)
Gain on early retirement of debt         ( 4,371)          --            --         ( 4,371)
Changes in operating assets and
   liabilities:
   Receivables, net                           11        ( 109)           --         (    98)
   Inventories                               281            6            --             287
   Prepayments and other                 (   130)          13            --         (   117)
   Accounts payable                      (   831)          61            --         (   770)
   Accrued liabilities                     4,366           14            --           4,380
   Other, net                              4,315           --            --           4,315
                                        --------      -------        -------       --------
Net cash provided by
   operating activities                    8,099          270            --           8,369
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         ( 1,185)       (  13)           --         ( 1,198)
Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                24,272           12             --          24,284
                                        --------      -------        -------       --------
Net cash provided by (used in)
   investing activities                   23,087        (   1)           --          23,086
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
   revolving credit facility             ( 3,104)         --             --         ( 3,104)
Repayments of long-term debt             (27,095)       (  55)           --         (27,150)
Principal payments of capital
   lease obligations                     (   522)         --             --         (   522)
                                        --------     --------        --------      --------
Net cash used in financing
   activities                            (30,721)       (  55)           --         (30,776)
                                        --------     --------         -------      --------
NET INCREASE IN CASH AND
   TEMPORARY INVESTMENTS                     465          214            --             679

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                    12,965           77            --          13,042
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                        $ 13,430      $   291       $    --        $ 13,721
                                        ========     ========         =======       ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2001

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ (2,095)     $   170        $   --        $ (1,925)
Adjustments to reconcile net income
   (loss) to net cash provided
   by (used in) operating activities -
Depreciation and amortization              3,514          129            --           3,643
Deferred income taxes                     (   42)          --            --          (   42)
Gain on sale of asset                     (   30)          --            --          (   30)
Changes in operating assets and
   liabilities:
   Receivables, net                       (   82)         165            --              83
   Inventories                            (   71)       (  10)           --          (   81)
   Prepayments and other                  (   60)          20            --          (   40)
   Accounts payable                          818        ( 786)           --              32
   Accrued liabilities                    (  605)       (  73)           --          (  678)
   Other, net                                771            1            --             772
                                        --------      -------        -------       --------
Net cash provided by (used in)
   operating activities                    2,118        ( 384)           --           1,734
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings
   and equipment                         ( 1,193)       (  93)           --          (1,286)

Proceeds from the sale and the
   sale/leaseback of property,
   buildings and equipment                   539          --             --             539
                                        --------      -------        -------       --------
Net cash used in investing
   activities                            (   654)       (  93)           --          (  747)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under
   revolving credit facility               1,000          --             --           1,000
Repayments of long-term debt             (     5)       (  33)           --          (   38)
Outstanding checks in excess of
  bank balance                           ( 1,751)          85            --          (1,666)
Principal payments of capital
   lease obligations                     (   485)         --             --          (  485)
                                        --------     --------        --------      --------
Net cash provided by (used in)
   financing activities                  ( 1,241)          52            --          (1,189)
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
   TEMPORARY INVESTMENTS                     223        ( 425)           --          (  202)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                     4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
   end of period                        $  4,777      $   --        $    --        $  4,777
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

Segment information is as follows:

----------------------------------------------------------------------------
                                                      March 31,      April 1,
(in thousands)                                         2002           2001
----------------------------------------------------------------------------
Revenues:
   Restaurants                                       $ 60,996       $ 59,298
   Franchising                                          1,879          1,709
   FBO                                                  1,627          1,717
----------------------------------------------------------------------------
Total segment revenues                               $ 64,502       $ 62,724
============================================================================

Depreciation and Amortization
   Restaurants                                       $  2,652       $  3,489
   Franchising                                              1              1
   FBO                                                     47             79
----------------------------------------------------------------------------
Total segment depreciation and amortization          $  2,700       $  3,569
============================================================================

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
   Restaurant                                        $  4,675       $  2,336
   Franchising                                          1,368          1,260
   FBO                                                    395            408
----------------------------------------------------------------------------
Total segment EBITDA                                 $  6,438       $  4,004
============================================================================


                                                      March 31,    December 30,
                                                        2002         2001
-----------------------------------------------------------------------------
Capital Expenditures:
   Restaurants                                       $  1,183       $  5,665
   Franchising                                              0              0
   FBO                                                     13            166
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  1,196       $  5,831
===============================================================================

Total Assets:
   Restaurants                                       $168,398       $189,695
   Franchising                                          1,635          1,718
   FBO                                                  2,986          2,722
-------------------------------------------------------------------------------
Total segment assets                                 $173,019       $194,135
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                      March 31,        April 1,
                                                        2002            2001
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  2,700       $  3,569
Unreported segments (1)                                    75             74
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  2,775       $  3,643
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $  6,438       $  4,004
Unreported segments (1)                                   145            147
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $  6,583       $  4,151
===============================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                      March 31,     December 30,
                                                        2002          2001
-------------------------------------------------------------------------------
Total segment assets                                 $173,019       $194,135
Unreported segments (1)                                 3,772          3,855
-------------------------------------------------------------------------------
Total consolidated assets                            $176,791       $197,990
===============================================================================
(1) Unreported segments do not meet the quantitative thresholds for segment reporting.



4.   INDEBTEDNESS

Senior Secured Credit Agreement--

0n January 28, 2002, the Company entered into a $25.0 million credit agreement (the "Credit Facility"). The Credit Facility provides for $10,000,000 in revolving loan commitments and a $15,000,000 term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

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

Essentially all assets of the Company are pledged as collateral on the Credit Facility. Additionally, the Credit Facility is guaranteed by Port Royal through a secured pledge of all of the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

Senior Notes--

In September 1997, the Company issued $100,000,000 in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition by Port Royal.

On December 31, 2001, the Company purchased $27.0 million aggregate principal amount of its Notes through a tender offer. These Notes were retired resulting in an extraordinary gain of $2.7 million. The extraordinary gain resulted from retirement discounts of $5.4 million, offset by fees, taxes and other costs of approximately $2.7 million.

5.   SALE AND LEASEBACK TRANSACTION

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23,317,000, net of expenses of $950,000. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases. The net proceeds of this transaction were used to repurchase the Notes in the tender offer on December 31, 2001.

The gain that the Company realized on the above real estate transactions was approximately $4,101,000 and has been deferred and classified in the balance sheets as a deferred gain, and will be amortized as a reduction of rental expense over the life of the leases.

6.   COMMITMENTS AND CONTINGENCIES

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

Cash operating profit for the three months ended March 31, 2002 was $6.6 million compared to $4.1 million for the three months ended April 1, 2001, an increase of 61.0%. This increase in cash operating profit was primarily attributable to an increase in total revenues and a decrease in cost of labor and food as a percent of restaurant sales.

The following table reflects certain key operating statistics which impact the Company's financial results:



                             KEY OPERATING STATISTICS

                              (Dollars in thousands)


                                           For the Three Months Ended
                                          ----------------------------
                                            March 31,       April 1
                                              2002            2001
                                            --------      --------

RESTAURANT SALES:
  Company owned                             $ 60,996       $ 59,298
  Franchise                                   33,828         28,166
                                            --------       --------
SYSTEMWIDE RESTAURANT SALES                 $ 94,824       $ 87,464
  Percent change                               8.41%          4.72%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          246            250

  Restaurant Sales                          $ 60,996       $ 59,298
    Percent change                             2.86%        ( 3.82%)

  Percent change in same restaurant sales      4.21%         (2.55%)


Selected components are --

Cost of restaurant sales                    $ 49,958       $ 50,636
    As a percent of restaurant sales          81.90%         85.39%

  Food and paper cost                       $ 18,670       $ 18,847
    As a percent of restaurant sales          30.61%         31.78%

  Direct labor                              $ 13,316       $ 14,018
    As a percent of restaurant sales          21.83%         23.64%

  Other labor costs                         $  4,687       $  5,069
    As a percent of restaurant sales           7.68%          8.55%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          169            142

  Restaurant Sales                          $ 33,828       $ 28,166
    Percent change                            20.10%         28.80%

  Percent change in same restaurant sales      0.59%         (2.78%)









            Comparison of the Three Months Ended March 31, 2002
            ---------------------------------------------------
                 to the Three Months Ended April 1, 2001
                 ---------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $61.0 million for Company-owned and $33.8 million for franchised units, for the three months ended March 31, 2002 increased 8.4% to $94.8 million compared to $87.5 million for the same period last year.

Total Company revenues increased 2.9% to $64.5 million in the three months ended March 31, 2002 compared to $62.7 million in the same period last year. The $1.8 million increase was comprised of a $1.7 million increase in restaurant sales, a $170,000 increase in royalty and franchise revenue, offset by a $90,000 decrease in other revenue from the Company's aviation subsidiary. The increase in restaurant sales was primarily due to an increase in customer traffic and check average, resulting in an increase in same restaurant sales. The Company operated 246 restaurants at March 31, 2002 compared to 250 restaurants at April 1, 2001.

Company-owned same restaurant sales increased 4.2%, compared to the same period in 2001. The increase was primarily attributable to an increase in customer traffic and an increase in average check amount for the three months ended March 31, 2002 compared to the same period in 2001. The average customer check for Company owned restaurants increased 2.6% to $4.70 for the three months ended April 1, 2001, compared to $4.58 for the same period in 2001.
This increase resulted primarily from price increases implemented by the Company in the third quarter of 2001.

Franchise fee income was $295,000 in the three months ended March 31, 2002 compared to $358,000 in the three months ended April 1, 2001. The decrease in franchise fees, which are collected upon the opening of new franchise restaurants, related directly to the fewer number of franchise restaurants opened in the first quarter of 2002 compared to 2001. The Company's franchisees opened five franchised restaurants in the three months ended March 31, 2002 compared to eleven in the three months ended April 1, 2001. Royalty revenue increased 17.3% to $1.6 million in the three months ended March 31, 2002 from $1.4 million in the three months ended April 1, 2001. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 20.1% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation, combined with an increase in same restaurant sales for franchisee restaurants of 0.59%. The franchise system operated 169 restaurants at March 31, 2002 compared to 142 at April 1, 2001.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.6 million for the three months ended March 31, 2002 compared to $1.7 million for the three months ended April 1, 2001, a 5.2% decrease. This decrease in revenue resulted from a 9.3% decrease in retail jet fuel prices and a 7.3% increase in jet fuel volume sold during the three months ended March 31, 2002 compared to the three months ended April 1, 2001.

Cost of restaurant sales was $50.0 million for the three months ended
March 31, 2002 compared to $50.6 million for the three months ended
April 1, 2001. Food and paper costs as a percent of restaurant sales decreased to 30.6% in the three months ended March 31, 2002 from 31.8% in the three months ended April 1, 2001. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage, a change in menu mix and the effect of the Company's 1.62% price increase effected in the third quarter of 2001. During the first quarter of fiscal 2001, the Company's menu included Chicken Strippers as a limited time offering. The Chicken Stripper offering had a higher food cost as a percentage of restaurant sales than other Company menu offerings. Chicken Strippers are no longer included on the Company's menu.
The change in menu mix had the effect of increasing food cost by 0.2% in 2001. Direct labor as a percent of restaurant sales decreased to 21.8% from 23.6% in the prior year. Average wage increased 0.5% from $6.27 last year to $6.30 this year. This increase was more than offset by operating efficiencies gained with increased sales volumes and improvements in the utilization of store level labor tracking systems.

Advertising expense increased 2.8% to $2.6 million in the three months ended March 31, 2002 from $2.5 million in the same period in fiscal 2001. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses decreased $868,000, or 23.8%, to $2.8 million in the three months ended March 31, 2002 versus the same period in 2001. The decrease resulted primarily from a reduction in depreciation as a result of the sale and leaseback of 32 restaurants on December 31, 2001, and a reduction in goodwill amortization expense resulting from the adoption by the Company of SFAS 142 as of December 31, 2001. Goodwill amortization expense for the period ended April 1, 2001 was approximately $491,900.

General and administrative expenses for the three months ended March 31, 2002 was $4.4 million compared to $4.4 million for the same period in fiscal 2001.

Other expenses decreased $89,000, or 8.1%, to $1.0 million in the three months ended March 31, 2002 versus the same period last year. This decrease resulted primarily from a decrease in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the three months ended March 31, 2002 compared to the same period in 2001.

The Company reported no gain on sale of assets for the three months ended March 31, 2002 compared to $30,000 for the three months ended April 1, 2001. The gain in the first quarter of 2001 resulted from the sale of a restaurant to a franchisee.

Interest expense, net of interest income, decreased $814,000 to $2.5 million in the three months ended March 31, 2002 from $3.3 million in the three months ended April 1, 2001. This decrease resulted primarily from the Company's retirement of a portion of the Notes and lower borrowings under its Credit Facility during the quarter ended March 31, 2002 compared to the same period in 2001.

The Company's provision for income taxes for the three months ended March 31, 2002 increased $1.4 million, to a $501,000 tax expense from a $872,000 tax benefit in the three months ended April 1, 2001.

The Company recorded an extraordinary gain of $2.7 million, net of income taxes of $1.7 million, resulting from the repurchase and retirement of the Company's Notes on December 31, 2001.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. However, the Company closely monitors receivables from franchisees. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $11.6 million at March 31, 2002, compared to a working capital deficit of $11.2 million at December 30, 2001.

Capital expenditures totaled approximately $1.2 million in the three months ended March 31, 2002 as compared to $1.3 million in the three months ended April 1, 2001. The Company opened no new restaurants during the three months ended March 31, 2002 and April 1, 2001. Management estimates that capital expenditures will be approximately $6.8 million during the remainder of 2002. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants, ongoing capital improvements, and the conversion of restaurant cash register systems.

On December 31, 2001, the Company purchased $27.0 million aggregate principal amount of its Notes through a tender offer. These Notes were retired resulting in an extraordinary gain of $2.7 million. The extraordinary gain resulted from retirement discounts of $5.4 million, offset by fees, taxes and other costs of approximately $2.7 million.

0n January 28, 2002, the Company entered into a $25.0 million credit agreement (the "Credit Facility"). The Credit Facility provides for $10,000,000 in revolving loan commitments and a $15,000,000 term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

At March 31, 2002, the Company had available cash of approximately $13.7 million, receivables of $1.5 million, and $6.1 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.



Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibit is filed with this 10-Q.

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant during the first quarter of 2002.





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

Dated: 5/10/02          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)