Form 10-Q
period 2002-06-30
KRYSTAL COMPANY
filed 2002-08-07
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 or the quarterly period ended June 30, 2002

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 7, 2002.






                             THE KRYSTAL COMPANY
                             -------------------
                                JUNE 30, 2002
                                -------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------



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

In the opinion of management of the Company, all adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of June 30, 2002 and December 30, 2001, and (2) their change in shareholder's equity for the six months ending June 30, 2002 and (3) the results of their operations for the three and six months ended June 30, 2002 and July 1, 2001 and (4) their cash flows for the six months ended
June 30, 2002 and July 1, 2001 have been included. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results for the full year.

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



         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)


                                              June 30,     December 30,
                                                2002          2001
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $ 13,022       $ 13,042
   Receivables, net                             1,593          1,418
   Inventories                                  1,729          2,033
   Deferred income taxes                        2,877          2,877
   Prepayments and other                          965            823
                                             --------       --------
     Total current assets                      20,186         20,193
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        97,360        114,800
                                             --------       --------
LEASED PROPERTIES, net                          6,038          9,144
                                             --------       --------
OTHER ASSETS:
   Goodwill, net                               40,759         40,759
   Prepaid pension asset                        8,374          8,754
   Deferred financing costs, net                2,435          2,735
   Other                                        1,041          1,605
                                             --------       --------
     Total other assets                        52,609         53,853
                                             --------       --------
       TOTAL ASSETS                          $176,193       $197,990
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.



                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                              June 30,      December 30,
                                                2002           2001
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  5,523       $  5,175
   Accrued liabilities                         26,595         22,719
   Current portion of long-term debt            1,479          1,361
   Current portion of capital
     lease obligations                          1,214          2,133
                                             --------       --------
     Total current liabilities                 34,811         31,388
                                             --------       --------

LONG-TERM DEBT, excluding current portion      87,820        118,581
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              5,813          8,170
                                             --------       --------
DEFERRED INCOME TAXES                           7,471          8,912
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     5,475          1,501
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding, at June 30, 2002,
     and at December 30, 2001                  35,000         35,000
   Accumulated deficit                        (   197)       ( 5,562)
                                             --------       --------
     Total shareholder's equity                34,803         29,438
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $176,193       $197,990
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.

                            THE KRYSTAL COMPANY AND SUBSIDIARY
                            ----------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                               (In thousands) (Unaudited)


                                               For The Three               For The Six
                                               Months Ended                Months Ended
                                             --------------------       --------------------
                                             June 30,    July 1,        June 30,    July 1,
                                               2002       2001           2002        2001
                                             --------    --------       --------    --------
REVENUES:
  Restaurant sales                           $ 62,941    $ 63,337       $123,937    $122,635
  Franchise fees                                  302         145            597         503
  Royalties                                     1,756       1,485          3,340       2,836
  Other revenue                                 1,722       1,791          3,349       3,508
                                              -------     -------       -------     -------
                                               66,721      66,758        131,223     129,482
                                              -------     -------       --------    --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                     50,739      53,628        100,697     104,264
  Advertising expense                           2,643       2,659          5,205       5,150
  Depreciation and amortization
    expenses                                    2,764       3,622          5,539       7,265
  General and administrative
    expenses                                    4,711       3,205          9,100       7,582
  Other expenses, net                           1,062       1,092          2,072       2,191
                                              -------     -------        -------    --------
                                               61,919      64,206        122,613     126,452
                                              -------     -------        -------    --------
OPERATING INCOME                                4,802       2,552          8,610       3,030

GAIN ON SALE OF ASSETS                             11         566             11         596

INTEREST EXPENSE, net                          (2,410)     (3,254)       ( 4,901)    ( 6,559)
                                              -------     -------        -------     -------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                  2,403      (  136)         3,720     ( 2,933)

(PROVISION FOR) BENEFIT FROM INCOME TAXES     (   566)     (   39)       ( 1,067)        833
                                              -------     -------        -------     -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         1,837      (  175)         2,653     ( 2,100)

EXTRAORDINARY ITEM:
  Gain on early retirement of debt, net
   of applicable income tax expense of
   $1,663 in 2002                                   2          --          2,712         --
                                              -------     -------        -------     -------
Net income (loss)                            $  1,839    $ (  175)      $  5,365    $( 2,100)
                                              =======     =======        =======     =======

  See accompanying notes to consolidated condensed financial statements.




             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE SIX MONTHS ENDED
                  -------------------------
                       June 30, 2002
                       -------------
                       (In thousands)
                        (Unaudited)

                                     Common   Accumulated
                                      Stock     Deficit
                                    --------   --------

BALANCE, December 30, 2001           $35,000   $( 5,562)

  Net income                              --      5,365

                                     -------    -------
BALANCE, June 30, 2002               $35,000   $(   197)
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.




                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands)
                              (Unaudited)
                                                  For The Six Months Ended
                                                 --------------------------
                                                   June 30,         July 1,
                                                     2002            2001
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                               $  5,365        $ (2,100)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities-
    Depreciation and amortization                    5,539           7,265
    Change in deferred taxes                       ( 1,441)        (    80)
    Gain on early retirement of debt               ( 4,375)            --
    Gain on sale of assets                         (    11)        (   596)
    Changes in operating assets and liabilities:
    Receivables, net                               (   175)            128
    Inventories                                        304         (    49)
    Prepayments and other                          (   142)        (   498)
    Accounts payable                                   348         ( 3,870)
    Accrued liabilities                              3,876         ( 1,335)
    Other, net                                       1,167             619
                                                  --------        --------
      Net cash provided by (used in)
        operating activities                        10,455         (   516)
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 4,265)        ( 3,579)
    Proceeds from sale of property,
      buildings, and equipment                      23,334           1,984
                                                  --------         -------
      Net cash provided by (used in)
        investing activities                        19,069         ( 1,595)
                                                  --------         -------
FINANCING ACTIVITIES:
    Net borrowings under revolving
      credit facility                              ( 3,417)          2,075
    Repayments of long-term debt                   (22,851)        (    76)
    Outstanding checks in excess of
      bank balance                                     --              800
    Principal payments of
      capital lease obligations                    ( 3,276)        (   981)
                                                  --------         -------
      Net cash provided by (used in)
        financing activities                       (29,544)          1,818
                                                  --------        --------
NET DECREASE IN CASH AND
  TEMPORARY INVESTMENTS                            (    20)        (   293)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                              13,042           4,979
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                   $13,022           4,686
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                      $ 5,475         $ 6,395
                                                   =======         =======
     Income taxes                                  $ 1,225         $    69
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

Intangibles --

In June 2001, the Financial Accounting Standards Board (the "FASB") issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires companies to recognize acquired identifiable intangible assets separately from goodwill if certain conditions are met. The Standards require the value of separately identifiable intangible assets to be measured at fair value. SFAS No. 142 requires that goodwill not be amortized, but that amounts recorded as goodwill be periodically tested for value impairment. Upon adoption of SFAS No. 142, if the value of goodwill is determined to be impaired, the Company is required to reduce goodwill through a charge to earnings. The Company adopted the Standards effective December 31, 2001.
The adoption of the Standards has the effect of eliminating the amortization of goodwill. Had the non-amortization provisions of SFAS 142 not been adopted, net income would have been reduced by $491,900 and $983,900, respectively, in the three months and six months ended June 30, 2002. Based on an independent valuation of the Company as of December 31, 2001, the Company has determined there is no impairment of its goodwill asset as of that date.

Prior to the adoption of SFAS 142, the Company amortized goodwill over 25 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's net income would have been affected as follows (in thousands):

                                     For the Three             For the Six
                                     Months Ended              Months Ended
                                   ------------------       ------------------
                                   June 30,    July 1,      June 30,    July 1,
                                     2002       2001          2002       2001
                                   --------    -------      --------    -------

Net income (loss)                   $1,839     $(  175)      $5,365    $(2,100)

Add back: Goodwill amortization        -0-         492          -0-        984
                                    ------     -------       ------    -------
Adjusted net income (loss)          $1,839     $   317       $5,365    $(1,116)
                                    ======     =======       ======    =======


The consolidated balance sheet includes the allocation of purchase accounting goodwill of $49,190,000 (net of amounts written off in connection with the subsequent sale of certain assets) and deferred financing costs of $5,778,700 at June 30, 2002. Deferred financing costs are amortized over the life of the debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the Company's Credit Facility are being amortized in part through May 2004 and in part through January 2007. Amortization expense for deferred financing costs for the three months ended June 30, 2002 was $150,600 and for the three months ended
July 1, 2001 was $135,900. Amortization expense for deferred financing costs for the six months ended June 30, 2002 was $352,900 and for the six months ended July 2001 was $271,700. Amortization expense for goodwill for the three months ended July 1, 2001 was $491,900 and was $983,800 for the six months ended July 1, 2001. Accumulated amortization of goodwill at June 30, 2002 and July 1, 2001 was $8,430,900 and $7,447,100, respectively. Accumulated amortization of deferred financing costs at June 30, 2002 and July 1, 2001 was $3,343,400 and $2,778,300, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At June 30, 2002, there were 173 franchised or licensed restaurants and at July 1, 2001, there were 148 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At June 30, 2002 and July 1, 2001, total deferred franchise and license fees were approximately $958,500 and $995,000, respectively.

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

Income Taxes --

During the second quarter of 2002, the Company revised its estimate of certain tax liability contingencies resulting in a reduction of income tax expense of $200,000.

2.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company's subsidiaries have fully and unconditionally guaranteed the notes (See Note 4) of the Company. The guarantees do not restrict the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

Set forth below are condensed consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2002 and
December 30, 2001 and the six months ended June 30, 2002 and July 1, 2001. The equity method has been used by the Company with respect to investments in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
At June 30, 2002 (Unaudited)
                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $ 12,924      $    98        $   --        $ 13,022
  Receivables, net                       (13,225)         360         14,458          1,593
  Inventories                              1,659           70            --           1,729
  Deferred income taxes                    2,876            1            --           2,877
  Prepayments and other                      934           31            --             965
                                        --------      -------        -------       --------
    Total current assets                   5,168          560         14,458         20,186
                                        --------      -------        -------       --------
Property, buildings, and equipment       128,513        5,731            --         134,244
   Accumulated depreciation              (35,410)      (1,474)           --        ( 36,884)
                                        --------      -------        -------       --------
Net property, buildings, and equipment    93,103        4,257            --          97,360
                                        --------      -------        -------       --------
Leased Properties, net                     6,038          --             --           6,038
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           40,759          --             --          40,759
  Prepaid pension asset                    8,374          --             --           8,374
  Deferred financing costs, net            2,435          --             --           2,435
  Other                                    1,025           16                         1,041
                                        --------      -------        -------       --------
    Total other assets                    52,593           16            --          52,609
                                        --------      -------        -------       --------
Total Assets                            $156,903      $ 4,834        $14,456       $176,193
                                        ========      =======        =======       ========


Current Liabilities:
  Accounts payable                      $ (7,701)     $(1,234)       $14,458       $  5,523
  Accrued liabilities                     26,295          300            --          26,595
  Current portion of long-term debt        1,250          229            --           1,479
  Current portion of capital lease
    obligations                            1,214          --             --           1,214
                                        --------      -------        -------       --------
    Total current liabilities             21,058       (  705)        14,458         34,811
                                        --------      -------        -------       --------
Long Term Debt, excluding current
  portion                                 86,313        1,507            --          87,820
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          5,813          --             --           5,813
                                        --------      -------        -------       --------
Deferred Income Taxes                      7,487      (    16)           --           7,471
                                        --------      -------        -------       --------
Other Long-Term Liabilities                5,475          --             --           5,475
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                       (4,243)       4,046            --          (  197)
                                        --------      -------        -------       --------
    Total shareholder's equity            30,757        4,048             (2)        34,803
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $156,903      $ 4,834        $14,456       $176,193
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING BALANCE SHEET
At December 30, 2001

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $ 12,965      $    77        $   --        $ 13,042
  Receivables, net                       (11,734)         234         12,918          1,418
  Inventories                              1,971           62            --           2,033
  Deferred income taxes                    2,876            1            --           2,877
  Prepayments and other                      756           67            --             823
                                        --------      -------        -------       --------
    Total current assets                   6,834          441         12,918         20,193
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       144,654        5,716                       150,370
   Accumulated depreciation              (34,289)      (1,281)                      (35,570)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   110,365        4,435            --         114,800
                                        --------      -------        -------       --------
Leased Properties, net                     9,144          --             --           9,144
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           40,759          --             --          40,759
  Prepaid pension asset                    8,754          --             --           8,754
  Deferred financing costs, net            2,735          --             --           2,735
  Other                                    1,588           17            --           1,605
                                        --------      -------        -------       --------
    Total other assets                    53,836           17            --          53,853
                                        --------      -------        -------       --------
Total Assets                            $180,180     $  4,894        $12,916       $197,990
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $( 6,795)    $  ( 948)       $12,918       $  5,175
  Accrued liabilities                     22,339          380            --          22,719
  Current portion of long-term debt        1,138          223            --           1,361
  Current portion of capital lease
    obligations                            2,133          --             --           2,133
                                        --------      -------        -------       --------
      Total current liabilities           18,815        ( 345)        12,918         31,388
                                        --------      -------        -------       --------

Long Term Debt, excluding current
  portion                                116,957        1,624            --         118,581
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          8,170          --             --           8,170
                                        --------      -------        -------       --------

Deferred Income Taxes                      8,928         ( 16)           --           8,912
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,501          --             --           1,501
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                      ( 9,191)       3,629            --         ( 5,562)
                                        --------      -------        -------       --------
    Total shareholder's equity            25,809        3,631             (2)        29,438
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $180,180      $ 4,894        $12,916       $197,990
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2002 (Unaudited)
                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
  Restaurant sales                      $123,937      $    --        $   --        $123,937
  Franchise fees                             597           --            --             597
  Royalties                                3,340           --            --           3,340
  Other revenue                              --         3,349            --           3,349
                                        --------      -------        -------       --------
    Total revenues                       127,874        3,349            --         131,223
                                        --------      -------        -------       --------
Cost and Expenses:
  Cost of restaurant sales               100,697          --             --         100,697
  Advertising expense                      5,205          --             --           5,205
  Depreciation and amortization
    expense                                5,346          193            --           5,539
  General and administrative
    expenses                               8,950          150            --           9,100
  Other expenses, net                     (  247)       2,319            --           2,072
                                        --------      -------        -------       --------
    Total operating expenses             119,951        2,662            --         122,613
                                        --------      -------        -------       --------

Operating Income                           7,923          687            --           8,610

Gain on Sale of Assets                       --            11            --              11

Interest Expense, net                     (4,863)        ( 38)           --         ( 4,901)
                                        --------      -------        -------       --------
Income Before Provision for Income
  Taxes and Extraordinary Item             3,060          660            --           3,720

Provision for Income Taxes               (   824)      (  243)           --         ( 1,067)
                                        --------      -------        -------       --------
Income Before Extraordinary Item           2,236          417            --           2,653

Extraordinary Item:
   Gain on early retirement of debt, net
     of applicable income tax expense
     of $1,663 in 2002                     2,712          --             --           2,712
                                        --------      -------        -------       --------
Net Income                              $  4,948     $    417        $   --        $  5,365
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 1, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
  Restaurant sales                      $122,635      $   --         $   --        $122,635
  Franchise fees                             503          --             --             503
  Royalties                                2,836          --             --           2,836
  Other revenue                              --         3,508            --           3,508
                                        --------      -------        -------       --------
    Total revenues                       125,974        3,508            --         129,482
                                        --------      -------        -------       --------
Cost and Expenses:
  Cost of restaurant sales               104,264          --             --         104,264
  Advertising expense                      5,150          --             --           5,150
  Depreciation and amortization
    expense                                7,010          255            --           7,265
  General and administrative
    expenses                               7,455          127            --           7,582

  Other expenses, net                    (   258)       2,449            --           2,191
                                        --------      -------        -------       --------
    Total operating expenses             123,621        2,831            --         126,452
                                        --------      -------        -------       --------
Operating Income                           2,353          677            --           3,030

Gain on Sale of Assets                       596          --             --             596

Interest Expense, net                    ( 6,486)      (   73)           --         ( 6,559)
                                        --------      -------        -------       --------

Income (Loss) Before (Provision
  For) Benefit From Income Taxes         ( 3,537)         604            --         ( 2,933)

(Provision For) Benefit From
  Income Taxes                             1,062       (  229)           --             833
                                        --------      -------        -------       --------
Net Income (Loss)                       $( 2,475)     $   375        $   --        $( 2,100)
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  4,948      $   417        $   --        $  5,365
Adjustments to reconcile net income
  to net cash provided by
  operating activities -
Depreciation and amortization              5,346          193            --           5,539
Change in deferred income taxes           (1,441)         --             --          (1,441)
Gain on early extinguishment of debt      (4,375)         --             --          (4,375)
Gain on sale of assets                       --          ( 11)           --          (   11)
Changes in operating assets and
  liabilities:
  Receivables, net                       (    49)      (  126)           --          (  175)
  Inventories                                312       (    8)           --             304
  Prepayments and other                  (   178)          36            --          (  142)
  Accounts payable                           634       (  286)           --             348
  Accrued liabilities                      3,956       (   80)           --           3,876
  Other, net                               1,166            1            --           1,167
                                        --------     --------        -------        -------
    Net cash provided by
      operating activities                10,319          136            --          10,455
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 4,250)      (   15)           --         ( 4,265)
  Proceeds from the sale property,
    buildings and equipment               23,323           11            --          23,334
                                        --------      -------       --------        -------
    Net cash provided by (used in)
      investing activities                19,073       (    4)           --          19,069
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility            ( 3,417)         --             --         ( 3,417)
  Repayments of long-term debt           (22,740)      (  111)           --         (22,851)
  Principal payments of capital
    lease obligations                    ( 3,276)         --             --         ( 3,276)
                                        --------      -------        -------        -------
    Net cash used in
      financing activities               (29,433)      (  111)           --         (29,544)
                                        --------      -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                  (    41)          21            --         (    20)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                     12,965           77            --          13,042
                                        --------      -------        -------        -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $ 12,924      $    98        $   --        $ 13,022
                                        ========      =======        =======        =======

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 1, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $( 2,475)     $   375        $   --        $( 2,100)
Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities -
Depreciation and amortization              7,010          255            --           7,265
Change in deferred income taxes          (    80)          --            --         (    80)
Gain on sale of assets                   (   596)          --            --         (   596)
Changes in operating assets and
  liabilities:
  Receivables, net                       (    62)         190            --             128
  Inventories                            (    49)          --            --         (    49)
  Prepayments and other                  (   543)          45            --         (   498)
  Accounts payable                       ( 2,861)     ( 1,009)           --         ( 3,870)
  Accrued liabilities                    ( 1,199)     (   136)           --         ( 1,335)
  Other, net                                 619           --            --             619
                                        --------      -------        -------       --------
    Net cash used in
      operating activities               (   236)     (   280)           --         (   516)
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 3,463)     (   116)           --         ( 3,579)
  Proceeds from the sale of property,
    buildings and equipment                1,984          --             --           1,984
                                        --------      -------        -------       --------
    Net cash used in investing
      activities                         ( 1,479)     (   116)           --         ( 1,595)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility              2,075          --             --           2,075
  Repayments of long-term debt           (     5)     (    71)           --         (    76)
  Outstanding checks in excess of
    bank balance                             758           42            --             800
  Principal payments of capital
    lease obligations                    (   981)         --             --         (   981)
                                        --------     --------        --------      --------
    Net cash provided by (used in)
      financing activities                 1,847      (    29)           --           1,818
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                      132      (   425)           --         (   293)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  4,686      $   --        $    --        $  4,686
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

Segment information is as follows:
----------------------------------------------------------------------------
                                                      June 30,        July 1,
(in thousands)                                         2002           2001
----------------------------------------------------------------------------
Revenues:
  Restaurants                                        $123,937       $122,635
  Franchising                                           3,937          3,339
  FBO                                                   3,349          3,508
----------------------------------------------------------------------------
Total segment revenues                               $131,223       $129,482
============================================================================

Depreciation and Amortization
  Restaurants                                        $  5,293       $  6,959
  Franchising                                               2              2
  FBO                                                      94            155
----------------------------------------------------------------------------
Total segment depreciation and amortization          $  5,389       $  7,116
============================================================================

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
  Restaurant                                         $ 10,231       $  7,289
  Franchising                                           2,791          2,412
  FBO                                                     841            889
----------------------------------------------------------------------------
Total segment EBITDA                                 $ 13,863       $ 10,590
============================================================================

                                                      June 30,     December 30,
                                                        2002         2001
-----------------------------------------------------------------------------
Capital Expenditures:
  Restaurants                                        $  6,338       $  5,665
  Franchising                                               0              0
  FBO                                                      15            166
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  6,353       $  5,831
===============================================================================

Total Assets:
  Restaurants                                        $168,066       $189,695
  Franchising                                           1,664          1,718
  FBO                                                   2,774          2,722
-------------------------------------------------------------------------------
Total segment assets                                 $172,504       $194,135
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                      June 30,         July 1,
                                                        2002            2001
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  5,389       $  7,116
Unreported segments (1)                                   150            149
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  5,539       $  7,265
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $ 13,863       $ 10,590
Unreported segments (1)                                   297            301
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 14,160       $ 10,891
===============================================================================


A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                      June 30,     December 30,
                                                        2002          2001
-------------------------------------------------------------------------------
Total segment assets                                 $172,504       $194,135
Unreported segments (1)                                 3,689          3,855
-------------------------------------------------------------------------------
Total consolidated assets                            $176,193       $197,990
===============================================================================
(1) Unreported segments do not meet the quantitative thresholds for segment reporting.


4.   INDEBTEDNESS

Senior Secured Credit Agreement--

0n January 28, 2002, the Company entered into a $25.0 million credit agreement (the "Credit Facility"). The Credit Facility provides for $10.0 million in revolving loan commitments and a $15.0 million term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

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

Senior Notes--

In September 1997, the Company issued $100.0 million in unsecured 10.25% senior notes ("the Notes") which mature on October 1, 2007. The Notes pay interest semi-annually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at prices decreasing from 105 1/8% of the principal amount on April 1, 2002 to 100% of the principal amount on April 1, 2005. Additionally, upon a change of control of the Company, the holders of the Notes will have the right to require the Company to purchase all or a portion of the Notes at a price equal to 101% of the original principal amount. The proceeds of the Notes were used to fund the acquisition of the Company by Port Royal.

On December 31, 2001 and May 30, 2002, the Company purchased $27.0 million and $20,000, respectively, aggregate principal amount of its Notes. These Notes were retired resulting in an extraordinary gain of $2.7 million. The extraordinary gain resulted from retirement discounts of $5.4 million, offset by fees, taxes and other costs of approximately $2.7 million.

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

The gain that the Company realized on the above real estate transactions was approximately $4,101,000 and has been deferred and classified in the balance sheets in Other Long-Term Liabilities, and will be amortized as a reduction of rental expense over the life of the leases.

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

Cash operating profit for the three months ended June 30, 2002 was $7.6 million compared to $6.2 million for the three months ended July 1, 2001, an increase of 22.6%. This increase in cash operating profit was primarily attributable to a decrease in cost of labor and food as a percent of restaurant sales.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                              (Dollars in thousands)

                                                For The Three            For the Six
                                                Months Ended             Months Ended
                                            --------------------     ---------------------
                                             June 30,    July 1,      June 30,    July 1,
                                              2002        2001          2002       2001
                                            ---------   --------      ---------   --------
RESTAURANT SALES:
  Company owned                             $ 62,941   $ 63,337       $123,937    $122,635
  Franchise                                   36,671     31,263         70,499      59,429
                                            --------   --------       --------    --------
SYSTEMWIDE RESTAURANT SALES                 $ 99,612   $ 94,600       $194,436    $182,064
  Percent change                               5.33%      2.77%          6.81%       3.70%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          246        247            246         247

  Restaurant Sales                          $ 62,941   $ 63,337       $123,937    $122,635
    Percent change                            (0.63%)    (4.67%)         1.06%      (4.26%)

  Percent change in same restaurant sales      0.15%     (1.38%)         2.11%      (1.95%)


Selected components are --

Cost of restaurant sales                    $ 50,739  $ 53,628        $100,697    $104,264
    As a percent of restaurant sales          80.63%    84.67%          81.24%      85.02%

  Food and paper cost                       $ 19,078  $ 20,953        $ 37,748    $ 39,800
    As a percent of restaurant sales          30.31%    33.08%          30.46%      32.45%

  Direct labor                              $ 13,718  $ 14,345        $ 27,034    $ 28,363
    As a percent of restaurant sales          21.80%    22.65%          21.81%      23.13%

  Other labor costs                         $  4,506  $  4,927        $  9,193    $  9,996
    As a percent of restaurant sales           7.16%     7.78%           7.42%       8.15%

  Average check                             $   4.75  $   4.69        $   4.72    $   4.64
    Percent change                             1.28%     1.96%           1.72%       3.34%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          173       148             173         148

  Restaurant Sales                          $ 36,671  $ 31,263        $ 70,499    $ 59,429
    Percent change                            17.30%    22.05%          18.63%      25.16%

  Percent change in same restaurant sales     (2.29%)   (3.45%)         (0.63%)     (3.13%)

  Average check                             $   5.06  $   4.97        $   5.03    $   4.92
    Percent change                             1.81%     5.52%           2.24%       6.72%

            Comparison of the Three Months Ended June 30, 2002
            ---------------------------------------------------
                 to the Three Months Ended July 1, 2001
                 ---------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $62.9 million for Company-owned and $36.7 million for franchised units, for the three months ended June 30, 2002 increased 5.3% to $99.6 million compared to $94.6 million for the same period in 2001.

Total Company revenues decreased $37,000 to $66.7 million in the three months ended June 30, 2002 compared to the same period in 2001. The decrease was comprised of a $396,000 decrease in restaurant sales, a $428,000 increase in royalty and franchise revenue, and a $69,000 decrease in other revenue from the Company's aviation subsidiary. The decrease in restaurant sales was primarily due to a decrease in the number of Company owned restaurants in operation during the period, offset by an increase in check average, resulting in an increase in same restaurant sales for the period. The Company operated 246 restaurants at June 30, 2002 compared to 247 restaurants at July 1, 2001.

Company-owned same restaurant sales increased 0.2%, compared to the same period in 2001. The increase was primarily attributable to an increase in average check amount for the three months ended June 30, 2002 compared to the same period in 2001. The average customer check for Company owned restaurants increased 1.3% to $4.75 for the three months ended June 30, 2002, compared to $4.69 for the same period in 2001. This increase resulted primarily from price increases implemented by the Company in the third quarter of 2001.

Franchise fee income was $302,000 in the three months ended June 30, 2002 compared to $145,000 in the same period in 2001. The increase in franchise fees, which are collected upon the opening, transfer or renewal of new franchise restaurants, related primarily to the higher number of franchise restaurants opened in the second quarter of 2002 compared to 2001. The Company's franchisees opened seven franchised restaurants in the three months ended June 30, 2002 compared to four in the same period in 2001.
Royalty revenue increased 18.3% to $1.8 million in the three months ended
June 30, 2002 from $1.5 million in the same period in 2001. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 17.3% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation. The franchise system operated 173 restaurants at June 30, 2002 compared to 148 at July 1, 2001.

Other revenue, which is generated primarily from the Company's aviation subsidiary, was $1.7 million for the three months ended June 30, 2002 compared to $1.8 million for the same period in 2001, a 3.8% decrease. This decrease in revenue resulted from a 6.6% decrease in retail jet fuel prices and a 2.4% increase in jet fuel volume sold during the three months ended June 30, 2002 compared to the same period in 2001.

Cost of restaurant sales was $50.7 million for the three months ended
June 30, 2002 compared to $53.6 million for the same period in 2001.
Food and paper costs as a percent of restaurant sales decreased to 30.3% in the three months ended June 30, 2002 from 33.1% in the same period in 2001.
The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage, a change in menu mix and the effect of the Company's 1.4% price increase effected in the third quarter of 2001. During the second quarter of fiscal 2001, the Company's menu included a Steak and Cheese sandwich as a limited time offering. The Steak and Cheese offering had a higher food cost as a percentage of restaurant sales than other Company menu offerings. The Steak and Cheese sandwich is no longer included on the Company's menu. The change in menu mix had the effect of decreasing food cost as a percentage of restaurant sales for the three months ended June 30, 2002 by 1.2% as compared to the same period of 2001. Direct labor as a percent of restaurant sales decreased to 21.8% for the three months ended June 30, 2002 from 22.6% for the same period in 2001. Average hourly wage increased 0.5% to $6.37 for the three months ended
June 30, 2002 from $6.34 for the same period in 2001. This increase was more than offset by operating efficiencies gained with improvements in the utilization of store level labor tracking systems.

Advertising expense decreased 0.6% to $2.6 million in the three months ended June 30, 2002 from $2.7 million in the same period in 2001. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses decreased $858,000, or 23.7%, to $2.8 million in the three months ended June 30, 2002 compared to the same period in 2001. The decrease resulted primarily from a reduction in depreciation as a result of the sale and leaseback of 32 restaurants on December 31, 2001, and the elimination of goodwill amortization expense resulting from the adoption by the Company of SFAS 142 as of December 31, 2001. Goodwill amortization expense for the three months ended July 1, 2001 was approximately $491,900.

General and administrative expenses for the three months ended June 30, 2002 was $4.7 million compared to $3.2 million for the same period in fiscal 2001. The increase resulted primarily from an increase of approximately $799,000 in accruals for the management incentive plan, and an increase of approximately $316,000 in expense associated with the Company's defined benefit plan. In the first six months of 2001, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In the first six months of 2002, the Company's year-to-date performance warranted the accrual of funds for the anticipated payment of such bonuses. The increase in expense associated with the defined benefit plan results from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed for fiscal 2002 compared to the 2001 valuation. Because the Company's defined benefit plan is currently over funded under the requirements of the Employee
Retirement Income Act of 1974, the increase in expense does not impact the Company's funding policy for the defined benefit plan.

Other expenses decreased $30,000, or 2.8%, to $1.1 million in the three months ended June 30, 2002 compared to the same period in 2001. This decrease resulted primarily from a decrease in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the three months ended June 30, 2002 compared to the same period in 2001.

The Company recognized an $11,000 gain on sale of assets for the three months ended June 30, 2002 compared to gains of $566,000 for the same period in 2001. The gains in the second quarter of 2001 resulted from the sale of a restaurant to a franchisee and the sale of non-operating properties.

Interest expense, net of interest income, decreased $844,000 to $2.4 million in the three months ended June 30, 2002 from $3.3 million in the same period in 2001. This decrease resulted primarily from the Company's retirement of a portion of the Notes and lower borrowings under its Credit Facility during the quarter ended June 30, 2002.

The Company's provision for income taxes for the three months ended
June 30, 2002 increased $527,000, to $566,000 from $39,000, in the same period in 2001. During the second quarter of 2002, the Company revised its estimate of certain tax liability contingencies resulting in a reduction of income tax expense of $200,000.

In the quarter ended June 30, 2002, the Company recognized an extraordinary gain of $2,000, net of income taxes of $2,000, resulting from the repurchase and retirement $20,000 aggregate principle amount of the Company's Notes.




               Comparison of the Six Months Ended June 30, 2002
               ------------------------------------------------
                    to the Six Months Ended July 1, 2001
                    ------------------------------------


                             RESULTS OF OPERATIONS
                             ---------------------

Total Krystal systemwide restaurant sales, which included restaurant sales of $123.9 million for Company-owned and $70.5 million for franchised units, for the six months ended June 30, 2002 increased 6.8% to $194.4 million compared to $182.1 million for the same period in 2001.

Total Company revenues increased 1.3% to $131.2 million in the six months ended June 30, 2002 compared to $129.5 million in the same period in 2001.
The $1.7 million increase was comprised of a $1.3 million increase in restaurant sales, a $598,000 increase in royalty and franchise revenue, offset by a $159,000 decrease in other revenue from the Company's aviation subsidiary. The increase in restaurant sales was primarily due to an increase in sales volumes and check average, resulting in an increase in same restaurant sales. The Company operated 246 restaurants at June 30, 2002 compared to 247 restaurants at July 1, 2001.

Company-owned same restaurant sales increased 2.1%, compared to the same period in 2001. The increase was primarily attributable to an increase in sales volumes and an increase in average check amount for the six months ended
June 30, 2002 compared to the same period in 2001. The average customer check for Company owned restaurants increased 1.9% to $4.72 for the six months ended June 30, 2002, compared to $4.63 for the same period in 2001.
This increase resulted primarily from price increases of approximately 1.4% implemented by the Company in the third quarter of 2001.

Franchise fee income was $597,000 in the six months ended June 30, 2002 compared to $503,000 in the same period in 2001. The increase in franchise fees, which are collected upon the opening, transfer or renewal of franchise restaurants, related primarily to the collection of franchise renewals, transfer, and extension fees, offset by a reduction in the number of franchise restaurants opened in the first six months of 2002 compared to 2001. Franchise renewal, transfer and extension fees were approximately $207,000 for the first six months of 2002 compared to $15,600 in the same period in 2001. The Company's franchisees opened 12 franchised restaurants in the six months ended June 30, 2002 compared to 15 in the same period in 2001. Royalty revenue increased 17.8% to $3.3 million in the six months ended June 30, 2002 from $2.8 million in the same period in 2001. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 18.6% increase in franchise restaurant sales resulting primarily from an increase in the number of franchise restaurants in operation. The franchise system operated 173 restaurants at June 30, 2002 compared to 148 at July 1, 2001.

Other revenue, which is generated primarily from the Company's aviation subsidiary, decreased 4.5% to $3.3 million for the six months ended
June 30, 2002 compared to $3.5 million for the same period in 2001.
This decrease in revenue resulted from a 2.5% decrease in retail jet fuel prices offset by a 4.8% increase in jet fuel volume sold during the six months ended June 30, 2002 compared to the same period in 2001.

Cost of restaurant sales was $100.7 million for the six months ended
June 30, 2002 compared to $104.3 million for the same period in 2001. Food and paper costs as a percent of restaurant sales decreased to 30.5% in the six months ended June 30, 2002 from 32.5% in the same period in 2001. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage, a change in menu mix and the effect of the Company's 1.4% price increase effected in the third quarter of 2001. During the first six months of fiscal 2001, the Company's menu included Chicken Strippers and a Steak and Cheese Sandwich as limited time offerings. These menu offerings had a higher food cost as a percentage of restaurant sales than other Company menu offerings. Chicken Strippers and the Steak and Cheese Sandwich are no longer included on the Company's menu. The change in menu mix had the effect of decreasing food cost by 0.7% in the first six months of 2002 as compared to the same period of 2001. Direct labor as a percent of restaurant sales decreased to 21.8% in the first six months of 2002 from 23.1% in the same period in 2001. Average hourly wage increased 0.5% to $6.36 for the first six months of 2002 from $6.33 for the first six months of 2001. This increase was more than offset by operating efficiencies gained with increased sales volumes and improvements in the utilization of store level labor tracking systems.

Advertising expense increased 1.1% to $5.2 million in the six months ended June 30, 2002 from $5.1 million in the same period in 2001. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses decreased $1.7 million, or 23.8%, to $5.5 million in the six months ended June 30, 2002 compared to the same period in 2001. The decrease resulted primarily from a reduction in depreciation as a result of the sale and leaseback of 32 restaurants on December 31, 2001, and a reduction in goodwill amortization expense resulting from the adoption by the Company of SFAS 142 as of December 31, 2001. Goodwill amortization expense for the six months ended July 1, 2001 was approximately $983,800.

General and administrative expenses for the six months ended June 30, 2002 was $9.1 million compared to $7.6 million for the same period in fiscal 2001. The increase resulted primarily from an increase of approximately $960,000 in accruals for the management incentive plan, and an increase of approximately $578,000 in expense associated with the Company's defined benefit plan. In the first six months of 2001, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In the first six months of 2002, the Company's year-to-date performance warranted the accrual of funds for the anticipated payment of such bonuses. The increase in expense associated with the defined benefit plan results from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed for fiscal 2002 compared to the 2001 valuation. Because the Company's defined benefit plan is currently over funded under the requirements of the Employee Retirement Income Security Act of 1974, the increase in expense does not impact the Company's funding policy for the defined benefit plan.

Other expenses decreased $119,000, or 5.4%, to $2.1 million in the six months ended June 30, 2002 compared to the same period in 2001. This decrease resulted primarily from a decrease in the wholesale cost of jet fuel purchased by the Company's aviation subsidiary in the six months ended June 30, 2002 compared to the same period in 2001.

The Company recognized an $11,000 gain on sale of assets for the six months ended June 30, 2002 compared to gains of $596,000 for the same period in 2001. The gains in the first six months of 2001 resulted from the sale of a restaurant to a franchisee and the sale of other non-operating properties.

Interest expense, net of interest income, decreased $1.7 million to $4.9 million in the six months ended June 30, 2002 from $6.6 million in the same period in 2001. This decrease resulted primarily from the Company's retirement of a portion of the Notes and lower borrowings under its Credit Facility during the six months ended June 30, 2002.

The Company's provision for income taxes for the six months ended
June 30, 2002 increased $1.9 million, to a $1.1 million tax expense from a $833,000 tax benefit in the same period in 2001. During the second quarter of 2002, the Company revised its estimate of certain tax liability contingencies resulting in a reduction of income tax expense of $200,000.

During the six months ended June 30, 2002, the Company recorded an extraordinary gain of $2.7 million, net of income taxes of $1.7 million, resulting from the repurchase and retirement of the Company's Notes.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $14.6 million at June 30, 2002, compared to a working capital deficit of $11.2 million at December 30, 2001.

Capital expenditures totaled approximately $4.3 million in the six months ended June 30, 2002 as compared to $3.6 million in the same period in 2001. The Company opened no new restaurants during the six months ended
June 30, 2002 or July 1, 2001. In addition, the Company purchased approximately $2.7 million of leased assets previously recognized as capital leases. Management estimates that capital expenditures will be approximately $3.5 million during the remainder of 2002. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants, ongoing capital improvements, and the conversion of restaurant cash register systems.

On December 31, 2001 and May 28, 2002, the Company purchased $27.0 million and $20,000, respectively, aggregate principal amount of its Notes. These Notes were retired resulting in an extraordinary gain of $2.7 million.
The extraordinary gain resulted from retirement discounts of $5.4 million, offset by fees, taxes and other costs of approximately $2.7 million.

During the second quarter of 2002, the Company exercised its option to purchase certain leased assets that were previously classified as capital leases on the balance sheet. The assets were purchased for $2.7 million.

0n January 28, 2002, the Company entered into a $25.0 million credit agreement (the "Credit Facility"). The Credit Facility provides for $10,000,000 in revolving loan commitments and a $15,000,000 term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

At June 30, 2002, the Company had available cash of approximately $13.0 million, receivables of $1.6 million, and $6.9 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


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

Item 4.    Submission of Matters to a Vote of Security Holders

By unanimous written consent dated April 18, 2002, Port Royal Holdings, Inc., the Company's sole shareholder, elected the following directors for the
Company: Philip H. Sanford, James F. Exum, Jr., Andrew G. Cope,
S. K. Johnston III, W. A. Bryan Patten, Richard C. Patton, Benjamin R. Probasco and A. Alexander Taylor II.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibit is filed with this 10-Q.

(b)   Reports on Form 8-K-

      Form 8-K was filed by the Registrant during the second quarter of 2002 stating a change in the Registrant's certifying accountant.



                                CERTIFICATION
                                -------------

The undersigned principal executive officer and principal financial officer of the Company certify that (1) the undersigned has reviewed this report on form 10-Q, (2) based on the undersigned's knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading and
(3) based on the undersigned's knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this report.



Dated: 8/7/02             /s/Philip H. Sanford
--------------             --------------------
                           Philip H. Sanford, Chairman and
                           Chief Executive Officer

                           /s/Larry D. Bentley
                           --------------------
                           Larry D. Bentley, Vice President
                           and Chief Financial Officer





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

Dated: 8/7/02          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)