Form 10-Q
period 2002-09-29
KRYSTAL COMPANY
filed 2002-11-08
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 or the quarterly period ended September 29, 2002

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 8, 2002.






                             THE KRYSTAL COMPANY
                             -------------------
                              SEPTEMBER 29, 2002
                              ------------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------



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

In the opinion of management of the Company, all normal and recurring adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 29, 2002 and December 30, 2001, and (2) their change in shareholder's equity for the nine months ending September 29, 2002 and (3) the results of their operations for the three and nine months ended September 29, 2002 and September 30, 2001 and (4) their cash flows for the nine months ended September 29, 2002 and September 30, 2001 have been included. The results of operations for the interim period ended September 29, 2002 are not necessarily indicative of the results for the full year.

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



         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)

                                            September 29,  December 30,
                                                2002          2001
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $  8,566       $ 13,042
   Receivables, net                             1,590          1,418
   Inventories                                  1,649          2,033
   Deferred income taxes                        2,877          2,877
   Prepayments and other                        1,003            823
                                             --------       --------
     Total current assets                      15,685         20,193
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        94,595        112,498
                                             --------       --------
LEASED PROPERTIES, net                          5,722          9,144
                                             --------       --------
OTHER ASSETS:
   Goodwill, net                               37,968         37,968
   Prepaid pension asset                        8,284          8,754
   Deferred financing costs, net                2,281          2,735
   Other                                        1,021          1,605
   Non-current assets held for sale             4,977          5,093
                                             --------       --------
     Total other assets                        54,531         56,155
                                             --------       --------
       TOTAL ASSETS                          $170,533       $197,990
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.






                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                           September 29,   December 30,
                                                2002           2001
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  3,826       $  5,175
   Accrued liabilities                         26,799         22,719
   Current portion of long-term debt            1,480          1,361
   Current portion of capital
     lease obligations                          1,179          2,133
                                             --------       --------
     Total current liabilities                 33,284         31,388
                                             --------       --------

LONG-TERM DEBT, excluding current portion      83,451        118,581
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              5,551          8,170
                                             --------       --------
DEFERRED INCOME TAXES                           7,364          8,912
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     5,459          1,501
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding, at September 29, 2002,
     and at December 30, 2001                  35,000         35,000
   Retained earnings (deficit)                    424        ( 5,562)
                                             --------       --------
     Total shareholder's equity                35,424         29,438
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $170,533       $197,990
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.




                            THE KRYSTAL COMPANY AND SUBSIDIARY
                            ----------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                               (In thousands) (Unaudited)

                                               For The Three               For The Nine
                                               Months Ended                Months Ended
                                             --------------------       --------------------
                                             Sept. 29,  Sept. 30,      Sept. 29,   Sept. 30,
                                               2002       2001           2002        2001
                                             --------    --------       --------    --------
REVENUES:
  Restaurant sales                           $ 61,555    $ 61,703       $185,492    $184,311
  Franchise fees                                  257         173            854         676
  Royalties                                     1,683       1,541          5,023       4,377
                                              -------     -------        -------    --------
                                               63,495      63,417        191,369     189,364
                                              -------     -------        -------    --------
COST AND OTHER EXPENSES:
  Cost of restaurant sales                     50,600      52,085        151,297     156,322
  Advertising expense                           2,586       2,591          7,791       7,741
  Depreciation and amortization
    expenses                                    2,747       3,542          8,192      10,652
  General and administrative
    expenses                                    4,548       3,865         13,448      11,277
  Other expenses, net                             376         200            129      (   58)
                                              -------     -------        -------    --------
                                               60,857      62,283        180,857     185,934
                                              -------     -------        -------    --------
OPERATING INCOME                                2,638       1,134         10,512       3,430

GAIN (LOSS) ON SALE OF ASSETS                  (   69)     (   48)        (   69)        548

INTEREST EXPENSE, net                          (2,303)     (3,184)        (7,205)    ( 9,747)
                                              -------     -------        -------     -------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM                    266      (2,098)         3,238     ( 5,769)

(PROVISION FOR) BENEFIT FROM INCOME TAXES      (   63)        656         (  854)      1,769
                                              -------     -------        -------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                       203      (1,442)         2,384     ( 4,000)

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $414 IN 2002             244         210            716         668

EXTRAORDINARY ITEM:
  Gain on early retirement of debt, net
   of applicable income tax expense of
   $1,769 in 2002                                 174          --          2,886         --
                                              -------     -------        -------     -------
Net income (loss)                            $    621    $ (1,232)      $  5,986    $( 3,332)
                                              =======     =======        =======     =======
  See accompanying notes to consolidated condensed financial statements.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
       -----------------------------------------------
                  FOR THE NINE MONTHS ENDED
                  -------------------------
                     September 29, 2002
                     ------------------
                       (In thousands)
                        (Unaudited)

                                               Retained
                                     Common    Earnings
                                      Stock    (Deficit)
                                    --------   --------

BALANCE, December 30, 2001           $35,000   $( 5,562)

  Net income                              --      5,986

                                     -------    -------
BALANCE, September 29, 2002          $35,000   $    424
                                     =======    =======


See accompanying notes to consolidated condensed financial statements.





                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands)
                              (Unaudited)
                                                  For The Nine Months Ended
                                                 ---------------------------
                                                   Sept. 29,       Sept. 30,
                                                     2002            2001
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                               $  5,986        $ (3,332)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities-
    Depreciation and amortization                    8,332          10,884
    Change in deferred taxes                       ( 1,441)        (   120)
    Gain on early retirement of debt               ( 4,655)            --
    (Gain) loss on sale of assets                       58         (   548)
    Loss on impairment of assets                       496             345
    Changes in operating assets and liabilities:
    Receivables, net                               (   172)            140
    Inventories                                        384               3
    Prepayments and other                          (   180)        (   166)
    Accounts payable                               ( 1,349)        ( 4,187)
    Accrued liabilities                              3,973         (   612)
    Other, net                                       1,410             729
                                                  --------        --------
      Net cash provided by operating activities     12,842           3,136
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 7,118)        ( 4,801)
    Proceeds from sale of property,
      buildings, and equipment                      23,729           2,224
                                                  --------         -------
      Net cash provided by (used in)
        investing activities                        16,611         ( 2,577)
                                                  --------         -------
FINANCING ACTIVITIES:
    Net borrowings under revolving
      credit facility                              ( 4,979)            254
    Repayments of long-term debt                   (25,377)        (   120)
    Outstanding checks in excess of
      bank balance                                     --              202
    Principal payments of
      capital lease obligations                    ( 3,573)        ( 1,486)
                                                  --------         -------
      Net cash used in financing activities        (33,929)        ( 1,150)
                                                  --------        --------
NET DECREASE IN CASH AND
  TEMPORARY INVESTMENTS                            ( 4,476)        (   591)
CASH AND TEMPORARY INVESTMENTS,
   beginning of period                              13,042           4,979
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                   $ 8,566           4,388
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                      $ 5,991         $ 6,587
                                                   =======         =======
     Income taxes                                  $ 2,248         $    97
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





                   THE KRYSTAL COMPANY AND SUBSIDIARY
                   ----------------------------------
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

The Krystal Company (a Tennessee corporation) ("Krystal") is engaged primarily in the development, operation and franchising of quick-service restaurants in the southeastern United States. Until its assets were sold on October 17, 2002, Krystal's wholly-owned subsidiary, Krystal Aviation Co. ("Aviation"), operated a fixed base airport hangar operation in Chattanooga, Tennessee. Aviation's revenues provide less than 3% of the Company's total revenues.

Sale of Aviation--

On September 2, 2002, the Company entered into a letter of intent with Truman Arnold Companies for the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee. The sale was finalized on October 17, 2002 for a sale price of $10,786,000 and resulted in a gain on the sale of $2,127,000, net of tax.

The assets of Aviation which were sold subsequent to September 29, 2002 are classified as assets held for sale in the accompanying balance sheets. In addition the operating results of Aviation for all periods presented are classified as discontinued operations.

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

                Buildings and improvements         10-39 years
                Equipment                           3-10 years
                Leaseholds                         Life of lease up to 20 years

Long-lived assets --

The Company periodically evaluates the carrying value of long-lived assets when events or changes in circumstances warrant such a review. When an asset is determined to be impaired, its carrying value is reduced and a charge is recognized in the Consolidated Statement of Operations. During the third quarter of 2002 and 2001, the Company recorded an impairment charge of $496,000 and $345,000, respectively, related to the impairment of property and equipment at underperforming stores.

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

Prior to the adoption of SFAS 142, the Company amortized goodwill over 25 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's loss from continuing operations would have been affected as follows (in thousands):

                                     For the Three             For the Nine
                                     Months Ended              Months Ended
                                   ------------------       ------------------
                                   Sept. 29,  Sept. 30,    Sept. 29,  Sept. 30,
                                     2002       2001          2002      2001
                                   --------    -------      --------   -------
Income (loss) from
  continuing operations            $  203      $(1,442)      $2,384    $(4,000)

Add back: Goodwill amortization        -0-         492          -0-      1,476
                                    ------     -------       ------    -------
Adjusted income (loss) from
  continuing operations            $  203      $(  950)      $2,384    $(2,524)
                                    ======     =======       ======    =======


The consolidated balance sheet includes deferred financing costs of $5,778,700 at September 29, 2002. Deferred financing costs are amortized over the life of the debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the Company's Credit Facility are being amortized in part through May 2004 and in part through January 2007. Amortization expense for deferred financing costs for the three months ended September 29, 2002 was $154,700 and for the three months ended September 30, 2001 was $135,900. Amortization expense for deferred financing costs for the nine months ended September 29, 2002 was $507,600 and for the nine months ended September 30, 2002 was $407,600. Accumulated amortization of deferred financing costs at September 29, 2002 and September 30, 2001 was $3,498,100 and $2,914,100, respectively.

Franchise and License Agreements --

Franchise or license agreements are available for single and multi-unit restaurants. The multi-unit agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At September 29, 2002, there were 177 franchised or licensed restaurants and at September 30, 2001, there were 155 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income as related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At September 29, 2002 and September 30, 2001, total deferred franchise and license fees were approximately $958,500 and $1,050,000, respectively.

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

New Accounting Pronouncements --

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," referred to herein as SFAS 145. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. During the first, second and third quarters of 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary charges aggregating $2,886,000 associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company plans to adopt SFAS 145 on January 1, 2003. Accordingly, in financial reporting periods after adoption, the extraordinary charges reported in the first, second, and third quarters of 2002 will be reclassified.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Adoption of SFAS 146 is not expected to have a material impact on the Company's financial statements.

2.  SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company's subsidiaries have fully and unconditionally guaranteed the Notes (See Note 4) of the Company. The guarantees do not restrict the ability of the subsidiary guarantors to declare dividends, or make loans or advances to the Company.

As discussed in Note 1, on September 2, 2002, the Company entered into a letter of intent with Truman Arnold Companies for the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee. The assets of Aviation which were sold subsequent to September 29, 2002 are classified as assets held for sale in the accompanying balance sheets and the results of operations for Aviation are classified as discontinued operations in the accompanying statements of operations.

Set forth below are condensed consolidating financial statements for the Company and the Subsidiary Guarantors as of September 29, 2002 and December 30, 2001 and for the nine months ended September 29, 2002 and September 30, 2001. The equity method has been used by the Company with respect to investments in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
At September 29, 2002 (Unaudited)
                                       The Krystal
                                        Company      Subsidiary                   Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                       -----------   ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $  8,271     $    295        $   --        $  8,566
  Receivables, net                       (11,653)         404         12,839          1,590
  Inventories                              1,593           56            --           1,649
  Deferred income taxes                    2,876            1            --           2,877
  Prepayments and other                      995            8            --           1,003
                                        --------      -------        -------       --------
    Total current assets                   2,082          764         12,839         15,685
                                        --------      -------        -------       --------
Property, buildings, and equipment       130,380        2,583            --         132,963
   Accumulated depreciation              (37,792)      (  576)           --        ( 38,368)
                                        --------      -------        -------       --------
Net property, buildings, and equipment    92,588        2,007            --          94,595
                                        --------      -------        -------       --------
Leased Properties, net                     5,722          --             --           5,722
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           37,968          --             --          37,968
  Prepaid pension asset                    8,284          --             --           8,284
  Deferred financing costs, net            2,281          --             --           2,281
  Other                                    1,006           15                         1,021
  Non-current assets held for sale           --         4,977            --           4,977
                                        --------      -------        -------       --------
    Total other assets                    49,539        4,992            --          54,531
                                        --------      -------        -------       --------
Total Assets                            $149,932      $ 7,764        $12,837       $170,533
                                        ========      =======        =======       ========


Current Liabilities:
  Accounts payable                      $(10,419)     $ 1,406        $12,839       $  3,826
  Accrued liabilities                     26,260          539            --          26,799
  Current portion of long-term debt        1,250          230            --           1,480
  Current portion of capital lease
    obligations                            1,179          --             --           1,179
                                        --------      -------        -------       --------
    Total current liabilities             18,270        2,175         12,839         33,284
                                        --------      -------        -------       --------
Long Term Debt, excluding current
  portion                                 82,001        1,450            --          83,451
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          5,551          --             --           5,551
                                        --------      -------        -------       --------
Deferred Income Taxes                      7,487       (  123)           --           7,364
                                        --------      -------        -------       --------
Other Long-Term Liabilities                5,459          --             --           5,459
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings (deficit)             (3,836)       4,260            --             424
                                        --------      -------        -------       --------
    Total shareholder's equity            31,164        4,262             (2)        35,424
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $149,932      $ 7,764        $12,837       $170,533
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING BALANCE SHEET
At December 30, 2001
                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                      ----------     ----------    -----------    -----------
Current Assets:
  Cash and temporary investments        $ 12,965      $    77        $   --        $ 13,042
  Receivables, net                       ( 8,943)         234         10,127          1,418
  Inventories                              1,971           62            --           2,033
  Deferred income taxes                    2,876            1            --           2,877
  Prepayments and other                      756           67            --             823
                                        --------      -------        -------       --------
    Total current assets                   9,625          441         10,127         20,193
                                        --------      -------        -------       --------
Property, Buildings, and Equipment       144,654        2,560                       147,214
   Accumulated depreciation              (34,289)      (  427)                      (34,716)
                                        --------      -------        -------       --------
Net property, buildings, and equipment   110,365        2,133            --         112,498
                                        --------      -------        -------       --------
Leased Properties, net                     9,144          --             --           9,144
                                        --------      -------        -------       --------
Investment in Subsidiary                       1            1             (2)           --
                                        --------      -------        -------       --------
Other Assets:
  Goodwill, net                           37,968          --             --          37,968
  Prepaid pension asset                    8,754          --             --           8,754
  Deferred financing costs, net            2,735          --             --           2,735
  Other                                    1,588           17            --           1,605
  Non-current assets held for sale           --         5,093            --           5,093
                                        --------      -------        -------       --------
    Total other assets                    51,045        5,110            --          56,155
                                        --------      -------        -------       --------
Total Assets                            $180,180     $  7,685        $10,125       $197,990
                                        ========      =======        =======       ========

Current Liabilities:
  Accounts payable                      $( 6,795)    $  1,843        $10,127       $  5,175
  Accrued liabilities                     22,339          380            --          22,719
  Current portion of long-term debt        1,138          223            --           1,361
  Current portion of capital lease
    obligations                            2,133          --             --           2,133
                                        --------      -------        -------       --------
      Total current liabilities           18,815        2,446         10,127         31,388
                                        --------      -------        -------       --------

Long Term Debt, excluding current
  portion                                116,957        1,624            --         118,581
                                        --------      -------        -------       --------
Capital Lease Obligations, excluding
  current portion                          8,170          --             --           8,170
                                        --------      -------        -------       --------

Deferred Income Taxes                      8,928       (   16)           --           8,912
                                        --------      -------        -------       --------

Other Long-Term Liabilities                1,501          --             --           1,501
                                        --------      -------        -------       --------
Shareholder's Equity:
  Common Stock                            35,000            2             (2)        35,000
  Retained Earnings                      ( 9,191)       3,629            --         ( 5,562)
                                        --------      -------        -------       --------
    Total shareholder's equity            25,809        3,631             (2)        29,438
                                        --------      -------        -------       --------
Total Liabilities and Shareholder's
  Equity                                $180,180      $ 7,685        $10,125       $197,990
                                        ========      =======        =======       ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 29, 2002 (Unaudited)
                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
  Restaurant sales                      $185,492      $    --        $   --        $185,492
  Franchise fees                             854           --            --             854
  Royalties                                5,023           --            --           5,023
                                        --------      -------        -------       --------
    Total revenues                       191,369           --            --         191,369
                                        --------      -------        -------       --------
Cost and Expenses:
  Cost of restaurant sales               151,297          --             --         151,297
  Advertising expense                      7,791          --             --           7,791
  Depreciation and amortization
    expense                                8,043          149            --           8,192
  General and administrative
    expenses                              13,521       (   73)           --          13,448
  Other expenses, net                        129          --             --             129
                                        --------      -------        -------       --------
    Total operating expenses             180,781           76            --         180,857
                                        --------      -------        -------       --------

Operating income                          10,588       (   76)           --          10,512

Loss on sale of assets                    (   69)          --            --         (    69)

Interest expense, net                     (7,147)      (   58)           --         ( 7,205)
                                        --------      -------        -------       --------
Income (loss) before income taxes
  and extraordinary item                   3,372       (  134)           --           3,238

(Provision for) benefit
  from income taxes                      (   903)          49            --         (   854)
                                        --------      -------        -------       --------
Income (loss) from continuing operations
  and extraordinary item                   2,469       (   85)           --           2,384

Income from discontinuing operations,
  net of income taxes of $414 in 2002        --           716            --             716

Extraordinary item:
   Gain on early retirement of debt, net
     of applicable income tax expense
     of $1,769 in 2002                     2,886          --             --           2,886
                                        --------      -------        -------       --------
Net income                              $  5,355     $    631        $   --        $  5,986
                                        ========      =======        =======       ========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------      -------        -------       --------
Revenues:
  Restaurant sales                      $184,311      $   --         $   --        $184,311
  Franchise fees                             676          --             --             676
  Royalties                                4,377          --             --           4,377
                                        --------      -------        -------       --------
    Total revenues                       189,364          --             --         189,364
                                        --------      -------        -------       --------
Cost and expenses:
  Cost of restaurant sales               156,322          --             --         156,322
  Advertising expense                      7,741          --             --           7,741
  Depreciation and amortization
    expense                               10,504          148            --          10,652
  General and administrative
    expenses                              11,339       (   62)           --          11,277

  Other expenses, net                    (    58)          --            --          (   58)
                                        --------      -------        -------       --------
    Total operating expenses             185,848           86            --         185,934
                                        --------      -------        -------       --------
Operating income                           3,516       (   86)           --           3,430

Gain on sale of assets                       548          --             --             548

Interest expense, net                    ( 9,638)      (  109)           --         ( 9,747)
                                        --------      -------        -------       --------
Loss before income taxes,
  and extraordinary item                 ( 5,574)      (  195)           --         ( 5,769)

  Benefit from income taxes                1,694           75            --           1,769
                                        --------      -------        -------       --------
Loss from continuing operations
  before extraordinary item              ( 3,880)      (  120)           --         ( 4,000)

Income from discontinuing operations         --           668            --             668
                                        --------      -------        -------       --------

Net income (loss)                       $( 3,880)     $   548        $   --        $( 3,332)
                                        ========      =======         =======       ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2002 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                  Consolidated
                                        (Parent)     Guarantors    Adjustments       Total
                                        --------     --------         -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $  5,355      $   631        $   --        $  5,986
Adjustments to reconcile net income
  to net cash provided by
  operating activities -
Depreciation and amortization              8,043          289            --           8,332
Change in deferred income taxes           (1,441)         --             --          (1,441)
Gain on early extinguishment of debt      (4,655)         --             --          (4,655)
(Gain) loss on sale of assets                 69       (   11)           --              58
Loss on impairment of assets                 496          --             --             496
Changes in operating assets and
  liabilities:
  Receivables, net                       (     2)      (  170)           --          (  172)
  Inventories                                378            6            --             384
  Prepayments and other                  (   239)          59            --          (  180)
  Accounts payable                       (   912)      (  437)           --          (1,349)
  Accrued liabilities                      3,921           52            --           3,973
  Other, net                               1,408            2            --           1,410
                                        --------     --------        -------        -------
    Net cash provided by
      operating activities                12,421          421            --          12,842
                                        --------      -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 7,071)      (   47)           --         ( 7,118)
  Proceeds from the sale property,
    buildings and equipment               23,718           11            --          23,729
                                        --------      -------       --------        -------
    Net cash provided by (used in)
      investing activities                16,647       (   36)           --          16,611
                                        --------      -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility            ( 4,979)         --             --         ( 4,979)
  Repayments of long-term debt           (25,210)      (  167)           --         (25,377)
  Principal payments of capital
    lease obligations                    ( 3,573)         --             --         ( 3,573)
                                        --------      -------        -------        -------
    Net cash used in
      financing activities               (33,762)      (  167)           --         (33,929)
                                        --------      -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                  ( 4,694)         218            --         ( 4,476)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                     12,965           77            --          13,042
                                        --------      -------        -------        -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  8,271      $   295        $   --        $  8,566
                                        ========      =======        =======        =======

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001 (Unaudited)

                                      The Krystal
                                        Company      Subsidiary                 Consolidated
                                        (Parent)     Guarantors    Adjustments      Total
                                        --------      -------        -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $( 3,880)     $   548        $   --        $( 3,332)
Adjustments to reconcile net
  income (loss) to net cash used in
  operating activities -
Depreciation and amortization             10,504          380            --          10,884
Change in deferred income taxes          (   120)          --            --         (   120)
Gain on sale of assets                   (   548)          --            --         (   548)
Loss on impairment of assets                 345           --            --             345
Changes in operating assets and
  liabilities:
  Receivables, net                       (    90)         230            --             140
  Inventories                                 11      (     8)           --               3
  Prepayments and other                  (   233)          67            --         (   166)
  Accounts payable                       ( 2,897)     ( 1,290)           --         ( 4,187)
  Accrued liabilities                    (   571)     (    41)           --         (   612)
  Other, net                                 728            1            --             729
                                        --------      -------        -------       --------
    Net cash used in
      operating activities                 3,249      (   113)           --           3,136
                                        --------      -------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment                        ( 4,669)     (   132)           --         ( 4,801)
  Proceeds from the sale of property,
    buildings and equipment                2,224          --             --           2,224
                                        --------      -------        -------       --------
    Net cash used in investing
      activities                         ( 2,445)     (   132)           --         ( 2,577)
                                        --------      -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under
    revolving credit facility                254          --             --             254
  Repayments of long-term debt           (     5)     (   115)           --         (   120)
  Outstanding checks in excess of
    bank balance                             202          --             --             202
  Principal payments of capital
    lease obligations                    ( 1,486)         --             --         ( 1,486)
                                        --------     --------        --------      --------
    Net cash provided by (used in)
      financing activities               ( 1,035)     (   115)           --         ( 1,150)
                                        --------     --------         -------      --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                  (   231)     (   360)           --         (   591)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      4,554          425            --           4,979
                                        --------     --------         -------      --------
CASH AND TEMPORARY INVESTMENTS,
  end of period                         $  4,323      $    65       $    --        $  4,388
                                        ========     ========         =======      ========

3. Segment Reporting

The Company has historically operated in three defined reportable segments: restaurants, franchising, and fixed base airport hanger operations ("FBO"). The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of food products to the general public. The franchising segment consists of franchise sales and support activities and derives its revenues from fees related to the sales of franchise and development rights and collection of royalties from franchisees of the Krystal brand. The FBO operation, which was sold subsequent to the end of the third quarter and is now referred to as subsidiary held for sale, consists primarily of aircraft fuel sales and the leasing of aircraft hanger space. All of the Company's revenues are derived within the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:
----------------------------------------------------------------------------
                                                     Sept. 29,      Sept. 30,
(in thousands)                                         2002           2001
----------------------------------------------------------------------------
Revenues:
  Restaurants                                        $185,492       $184,311
  Franchising                                           5,877          5,053
  Discontinued operations                               5,084          5,106
----------------------------------------------------------------------------
Total segment revenues                               $196,453       $194,470
============================================================================

Depreciation and Amortization
  Restaurants                                        $  7,964       $ 10,426
  Franchising                                               3              3
  Discontinued operations                                 140            232
----------------------------------------------------------------------------
Total segment depreciation and amortization          $  8,107       $ 10,661
============================================================================



Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
  Restaurant                                         $ 14,098       $ 10,037
  Franchising                                           4,166          3,580
  Discontinued operations                               1,257          1,304
----------------------------------------------------------------------------
Total segment EBITDA                                 $ 19,521       $ 14,921
============================================================================

                                                     Sept. 29,     December 30,
                                                        2002         2001
-----------------------------------------------------------------------------
Capital Expenditures:
  Restaurants                                        $  7,071       $  5,665
  Franchising                                               0              0
  Discontinued operations                                  25            166
-------------------------------------------------------------------------------
Total segment capital expenditures                   $  7,096       $  5,831
===============================================================================

Total Assets:
  Restaurants                                        $159,208       $186,904
  Franchising                                           1,959          1,718
  Assets held for sale                                  5,739          5,513
-------------------------------------------------------------------------------
Total segment assets                                 $166,906       $194,135
===============================================================================

A reconciliation of segment depreciation and amortization to consolidated depreciation and amortization is as follows:
-------------------------------------------------------------------------------
                                                      Sept. 29,      Sept. 30,
                                                        2002            2001
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  8,107       $ 10,661
Unreported segments (1)                                   225            223
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  8,332       $ 10,884
===============================================================================

A reconciliation of segment EBITDA to
  consolidated EBITDA is as follows:

Segment EBITDA                                       $ 19,521       $ 14,921
Unreported segments (1)                                   440            465
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 19,961       $ 15,386
===============================================================================











A reconciliation of segment total assets to consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                     Sept. 29,      Dec. 30,
                                                        2002          2001
-------------------------------------------------------------------------------
Total segment assets                                 $166,906       $194,135
Unreported segments (1)                                 3,627          3,855
-------------------------------------------------------------------------------
Total consolidated assets                            $170,533       $197,990
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

The Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with all such covenants during the nine months ended September 29, 2002.

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

On December 31, 2001, May 30, 2002 and August 14, 2002, the Company purchased $27.0 million, $20,000 and $4.0 million, respectively, aggregate principal amount of its Notes. These Notes were retired resulting in an extraordinary gain of $2.9 million. The extraordinary gain resulted from retirement discounts of $5.7 million, offset by fees, taxes and other costs of approximately $2.8 million.

5.   SALE AND LEASEBACK TRANSACTION

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23,317,000, net of expenses of $950,000. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases. The net proceeds of this transaction were used to repurchase Notes with an aggregate principal of $27.0 million on December 31, 2001.

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

Cash operating profit for the three months ended September 29, 2002 was $5.4 million compared to $4.7 million for the three months ended September 30, 2001, an increase of 14.9%. This increase in cash operating profit was primarily attributable to a decrease in cost of labor and food as a percent of restaurant sales.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                   (Dollars in thousands, except average check)

                                                For The Three            For the Nine
                                                Months Ended             Months Ended
                                            --------------------     ---------------------
                                            Sept. 29,   Sept. 30,     Sept. 29,   Sept. 30,
                                              2002        2001          2002       2001
                                            ---------   --------      ---------   --------
RESTAURANT SALES:
  Company owned                             $ 61,555   $ 61,703       $185,492    $184,311
  Franchise                                   36,784     32,473        107,283      91,902
                                            --------   --------       --------    --------
SYSTEMWIDE RESTAURANT SALES                 $ 98,339   $ 94,176       $292,775    $276,213
  Percent change                               4.42%      3.99%          6.00%       3.78%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          246        247            246         247

  Restaurant Sales                          $ 61,555   $ 61,703       $185,492    $184,311
    Percent change                            (0.24%)    (3.29%)         0.64%      (3.95%)

  Percent change in same restaurant sales     (0.04%)    (0.28%)         1.38%      (1.39%)


Selected components are --

Cost of restaurant sales                    $ 50,600  $ 52,085        $151,297    $156,322
    As a percent of restaurant sales          82.21%    84.42%          81.56%      84.81%

  Food and paper cost                       $ 18,631  $ 20,243        $ 56,379    $ 60,043
    As a percent of restaurant sales          30.27%    32.81%          30.39%      32.58%

  Direct labor                              $ 13,574  $ 13,938        $ 40,608    $ 42,301
    As a percent of restaurant sales          22.05%    22.59%          21.89%      22.95%

  Other labor costs                         $  4,417  $  4,677        $ 13,610    $ 14,673
    As a percent of restaurant sales           7.18%     7.58%           7.34%       7.96%

  Average check                             $   4.77  $   4.65        $   4.74    $   4.64
    Percent change                             2.58%     1.53%           2.16%       2.65%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          177       155             177         155

  Restaurant Sales                          $ 36,784  $ 32,473        $107,283    $ 91,902
    Percent change                            13.28%    21.34%          16.74%      23.78%

  Percent change in same restaurant sales     (2.79%)   (1.15%)         (1.41%)     (2.46%)

  Average check                             $   5.09  $   4.99        $   5.05    $   4.94
    Percent change                             2.00%     4.61%           2.23%       6.01%





          Comparison of the Three Months Ended September 29, 2002
          -------------------------------------------------------
               to the Three Months Ended September 30, 2001
               --------------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total systemwide Krystal restaurant sales, which included restaurant sales of $61.5 million for Company-owned units and $36.8 million for franchised units, for the three months ended September 29, 2002 increased 4.4% to $98.3 million compared to $94.2 million for the same period in 2001.

Total Company revenues increased $78,000 to $63.5 million in the three months ended September 29, 2002 compared to the same period in 2001. The increase was comprised of a $226,000 increase in royalty and franchise revenue, offset by a $148,000 decrease in restaurant sales. The decrease in restaurant sales was primarily due to one fewer Company owned restaurants in operation during the period and a 0.04% decrease in same restaurant sales for the period. The Company operated 246 restaurants at September 29, 2002 compared to 247 restaurants at September 30, 2001.

Company-owned same restaurant sales decreased 0.04%, compared to the same period in 2001. The decrease was primarily attributable to a decrease in restaurant volume, offset by an increase in average check amount for the three months ended September 29, 2002 compared to the same period in 2001. The average customer check for Company owned restaurants increased 2.58% to $4.77 for the three months ended September 29, 2002, compared to $4.65 for the same period in 2001. This increase resulted primarily from price increases implemented by the Company in the fourth quarter of 2001.

Franchise fee income was $257,000 in the three months ended September 29, 2002 compared to $173,000 in the same period in 2001. The increase in franchise fees, which are collected upon the opening, transfer or renewal of new franchise restaurants, related primarily to renewals and extensions of franchise agreements. The Company's franchisees opened five franchised restaurants in the three months ended September 29, 2002. During the three months ended September 30, 2001, franchisees opened five new restaurants and re-opened four additional restaurants that had been temporarily closed. There were no franchise fees associated with the re-opened restaurants. Royalty revenue increased 9.2% to $1.7 million in the three months ended
September 29, 2002 from $1.5 million in the same period in 2001. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 13.3% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation. The franchise system operated 177 restaurants at September 29, 2002 compared to 155 at September 29, 2001.

Cost of restaurant sales was $50.6 million for the three months ended September 29, 2002 compared to $52.1 million for the same period in 2001.
Food and paper costs as a percent of restaurant sales decreased to 30.3% in the three months ended September 29, 2002 from 32.8% in the same period in 2001. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage, a shift in menu mix to higher margin offerings and the effect of the Company's 1.4% price increase effected in the fourth quarter of 2001. Direct labor as a percent of restaurant sales decreased to 22.0% for the three months ended September 29, 2002 from 22.6% for the same period in 2001. Average hourly wage increased 0.6% to $6.37 for the three months ended
September 29, 2002 from $6.33 for the same period in 2001. This increase was more than offset by operating efficiencies from improvements in the utilization of store level labor tracking systems.

Advertising expense was $2.6 million in the three months ended
September 29, 2002 and September 30, 2001. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses decreased $795,000, or 22.4%, to $2.7 million in the three months ended September 29, 2002 compared to the same period in 2001. The decrease resulted primarily from a reduction in depreciation as a result of the sale and leaseback of 32 restaurants on December 31, 2001 and the elimination of goodwill amortization expense resulting from the adoption by the Company of SFAS 142 as of December 31, 2001. Goodwill amortization expense for the three months ended September 30, 2001 was approximately $491,900.

General and administrative expenses for the three months ended
September 29, 2002 was $4.5 million compared to $3.9 million for the same period in fiscal 2001. The increase resulted primarily from an increase of approximately $579,000 in accruals for the management incentive plan, and an increase of approximately $106,000 in expense associated with the Company's defined benefit plan. In the first nine months of 2001, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In the first nine months of 2002, the Company's year-to-date performance warranted an accrual for the anticipated payment of such bonuses.
The increase in expense associated with the defined benefit plan resulted from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed for fiscal 2002 compared to the 2001 valuation. Because the Company's defined benefit plan is currently over funded under the requirements of the Employee
Retirement Income Act of 1974, the increase in expense does not impact the Company's funding policy for the defined benefit plan.

Other expenses, net, increased $176,000, or 88.0%, to $376,000 in the three months ended September 29, 2002 compared to the same period in 2001. This increase resulted primarily from a $496,200 charge for the impairment of certain assets in the three months ended September 29, 2002 compared to a $344,900 charge in the same period of 2001.

The Company recognized a $69,000 loss on sale of assets for the three months ended September 29, 2002 compared to a loss of $48,000 for the same period in 2001. The loss in the third quarter of 2002 and 2001 resulted from the sale of non-operating properties.

Interest expense, net of interest income, decreased $881,000 to $2.3 million in the three months ended September 29, 2002 from $3.2 million in the same period in 2001. This decrease resulted primarily from the Company's retirement of $31.0 million of the Notes during fiscal 2002 and lower borrowings under its Credit Facility during the quarter ended September 29, 2002.

The Company's income taxes benefit from continuing operations decreased for the three months ended September 29, 2002 by $719,000, to a $63,000 expense from a $656,000 benefit, in the same period in 2001.

In the quarter ended September 29, 2002, the Company recognized an extraordinary gain of $174,000, net of income taxes of $106,000, resulting from the repurchase and retirement $4.0 million aggregate principal amount of the Company's Notes.






             Comparison of the Nine Months Ended September 29, 2002
             ------------------------------------------------------
                  to the Nine Months Ended September 30, 2001
                  -------------------------------------------


                             RESULTS OF OPERATIONS
                             ---------------------

Total systemwide Krystal restaurant sales, which included restaurant sales of $185.5 million for Company-owned units and $107.3 million for franchised units, for the nine months ended September 29, 2002 increased 6.0% to $292.8 million compared to $276.2 million for the same period in 2001.

Total Company revenues increased 1.1% to $191.4 million in the nine months ended September 29, 2002 compared to $189.4 million in the same period in 2001. The $2.0 million increase was comprised of a $1.2 million increase in restaurant sales and a $824,000 increase in royalty and franchise revenue.
The increase in restaurant sales was primarily due to an increase in sales volumes and check average, resulting in an increase in same restaurant sales. The Company operated 246 restaurants at September 29, 2002 compared to 247 restaurants at September 29, 2001.

Company-owned same restaurant sales increased 1.4%, compared to the same period in 2001. The increase was primarily attributable to an increase in average check amount, offset by a decrease in sales volumes, for the nine months ended September 29, 2002 compared to the same period in 2001. The average customer check for Company owned restaurants increased 2.2% to $4.74 for the nine months ended September 29, 2002, compared to $4.64 for the same period in 2001. This increase resulted primarily from price increases of approximately 1.4% implemented by the Company in the fourth quarter of 2001 and a shift in menu mix to higher priced offerings.

Franchise fee income was $854,000 in the nine months ended September 29, 2002 compared to $676,000 in the same period in 2001. The increase in franchise fees, which are collected upon the opening, transfer or renewal of franchise restaurants, related primarily to the collection of franchise renewals, transfer, and extension fees, offset by a reduction in the number of franchise restaurants opened in the first nine months of 2002 compared to 2001. Franchise renewal, transfer and extension fees were approximately $304,000 for the first nine months of 2002 compared to $26,000 in the same period in 2001. The Company's franchisees opened 17 franchised restaurants in the nine months ended September 29, 2002 compared to 24 in the same period in 2001. Royalty revenue increased 14.8% to $5.0 million in the nine months ended September 29, 2002 from $4.4 million in the same period in 2001. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 16.7% increase in franchise restaurant sales resulting primarily from an increase in the number of franchise restaurants in operation. The franchise system operated 177 restaurants at September 29, 2002 compared to 155 at September 30, 2001.

Cost of restaurant sales was $151.3 million for the nine months ended
September 29, 2002 compared to $156.3 million for the same period in 2001.
Food and paper costs as a percent of restaurant sales decreased to 30.4% in the nine months ended September 29, 2002 from 32.6% in the same period in 2001.
The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage and the effect of the Company's 1.4% price increase effected in the fourth quarter of 2001. Direct labor as a percent of restaurant sales decreased to 21.9% in the first nine months of 2002 from 23.0% in the same period in 2001. Average hourly wage increased 0.3% to $6.36 for the first nine months of 2002 from $6.34 for the first nine months of 2001. This increase was more than offset by operating efficiencies gained with increased sales volumes and improvements in the utilization of store level labor tracking systems.

Advertising expense increased 0.7% to $7.8 million in the nine months ended September 29, 2002 from $7.7 million in the same period in 2001. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses decreased $2.5 million, or 23.1%, to $8.2 million in the nine months ended September 29, 2002 compared to the same period in 2001. The decrease resulted primarily from a reduction in depreciation as a result of the sale and leaseback of 32 restaurants on December 31, 2001 and the elimination of goodwill amortization expense resulting from the adoption by the Company of SFAS 142 as of December 31, 2001. Goodwill amortization expense for the nine months ended September 29, 2001 was approximately $1.5 million.

General and administrative expenses for the nine months ended
September 29, 2002 were $13.4 million compared to $11.3 million for the same period in fiscal 2001. The $2.1 million increase resulted primarily from an increase of approximately $1.4 million in accruals for the management incentive plan and an increase of approximately $734,000 in expense associated with the Company's defined benefit plan. In the first nine months of 2001, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses.
In the first nine months of 2002, the Company's year-to-date performance warranted an accrual for the anticipated payment of such bonuses.
The increase in expense associated with the defined benefit plan resulted from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed for fiscal 2002 compared to the 2001 valuation. Because the Company's defined benefit plan is currently over funded under the requirements of the Employee Retirement Income Security
Act of 1974, the increase in expense does not impact the Company's funding policy for the defined benefit plan.

Other expenses increased $187,000, or 222.4%, to $129,000 in the nine months ended September 29, 2002 compared to the same period in 2001. This increase resulted primarily from a $496,200 charge to the impairment of certain assets in the nine months ended September 29, 2001 compared to $344,900 for the same period in 2001.

The Company recognized an $69,000 loss on sale of assets for the nine months ended September 29, 2002 compared to gains of $548,000 for the same period in 2001. The loss in the first nine months of 2002 resulted from the sale of non-operating properties and the gains in same period of 2001 resulted from the sale of a restaurant to a franchisee and the sale of other non-operating properties.

Interest expense, net of interest income, decreased $2.5 million to $7.2 million in the nine months ended September 29, 2002 from $9.7 million in the same period in 2001. This decrease resulted primarily from the Company's retirement of $27.0 million of the Notes on December 31, 2001 and lower borrowings under its Credit Facility during the nine months ended
September 29, 2002.

The Company's provision for income taxes from continuing operations for the nine months ended September 29, 2002 increased $2.6 million, to a $0.8 million tax expense from a $1.8 million tax benefit in the same period in 2001. The effective rate was 31% in both periods. During the second quarter of 2002, the Company revised its estimate of certain tax liability contingencies resulting in a reduction of income tax expense of $200,000.

During the nine months ended September 29, 2002, the Company recorded an extraordinary gain of $2.9 million, net of income taxes of $1.8 million, resulting from the repurchase and retirement of approximately $31.0 million aggregate principal value of the Company's Notes.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $17.4 million at September 29, 2002, compared to a working capital deficit of $11.2 million at December 30, 2001.

Capital expenditures totaled approximately $7.1 million in the nine months ended September 29, 2002 as compared to $4.8 million in the same period in 2001. The Company opened no new restaurants during the nine months ended September 29, 2002 or September 30, 2001. Approximately $2.7 million of the Company's capital expenditures in the first nine months of 2002 resulted from the purchase of leased assets previously recorded as capital leases. Management estimates that capital expenditures will be approximately $1.5 million during the remainder of 2002. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants, ongoing capital improvements, and the implementation of new restaurant cash register systems.

On December 31, 2001, May 28, 2002 and August 14, 2002, the Company purchased $27.0 million, $20,000 and 4.0 million, respectively, aggregate principal amount of its Notes. These Notes were retired resulting in an extraordinary gain of $2.9 million. The extraordinary gain resulted from retirement discounts of $5.6 million, offset by fees, taxes and other costs of approximately $2.7 million.

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

At September 29, 2002, the Company had available cash of approximately $8.6 million, receivables of $1.6 million, and $6.9 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

On October 17, 2002, the Company completed its sale of substantially all of the assets of its fixed based hangar operations to Truman Arnold Companies for $10.8 million. The Company expects that after taxes, fees and expenses the estimated net proceeds from the sale will be approximately $7.0 million. Approximately $2.4 million of the net proceeds was used to retire outstanding senior debt, with the balance of the net proceeds being retained by the Company for future capital expenditures or further reduction of indebtedness.

The following table represents the Company's outstanding contractual obligations of the types described below at September 29, 2002, excluding letters of credit of approximately $3.5 million. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.

                          Payments Due by Period
                          (Thousands of dollars)
---------------------------------------------------------------------------
                                Less
   Contractual                  than 1       1-3         4-5       After 5
   Obligations       Total      year        years       years       years
----------------   --------    --------    --------    --------    --------
Senior Notes and
  Other Borrowings $ 70,660    $  2,565    $    455    $ 67,155    $    485

Lines of Credit      14,271       1,250       2,500       2,500       8,021

Capital Lease
  Obligations         6,751       1,179       1,256       1,124       3,192

Operating Leases     85,404       8,033      13,485      11,036      52,850

Item 4.   Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

        (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      No exhibit is filed with this 10-Q.

(b)   Reports on Form 8-K-

      Form 8-K dated as of September 4, 2002, was filed by the Company during the third quarter of 2002 to report that the Company had entered into a letter of intent to sell substantially all the assets of Krystal Aviation Co.





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

Dated: 11/8/02          /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Vice President, Chief Financial Officer
                         and Principal Accounting Officer)



                                CERTIFICATIONS
                                --------------

I, Philip H. Sanford, Chairman and Chief Executive Officer, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of The Krystal
Company;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002
                                          /s/Philip H. Sanford
                                          ---------------------------
                                          Philip H. Sanford, Chairman
                                          and Chief Executive Officer



I, Larry D. Bentley, Vice President and Chief Financial Officer, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of The Krystal
Company;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002
                                          /s/Larry D. Bentley
                                          -----------------------
                                          Larry D. Bentley, Vice
                                          President and Chief Financial
                                          Officer