Form 10-K
period 2002-12-29
KRYSTAL COMPANY
filed 2003-03-27
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 29, 2002

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). [ ]

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of March 27, 2003.

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

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23.3 million, net of expenses of $1.0 million. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases.

The Company realized a gain on the above real estate sale and leaseback transactions of approximately $4.1 million. This gain was deferred and classified in the accompanying 2002 balance sheet as a deferred gain, and is being amortized as a reduction of rental expense over the life of the leases.

On January 28, 2002, the Company entered into a Senior Secured Credit Agreement with a bank for a $25.0 million credit facility (the "Credit Facility"). The Credit Facility provides for $10.0 million in revolving loan commitments and a $15.0 million term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

Essentially all assets of the Company are pledged as collateral on the new credit facility. Additionally, the new credit facility is guaranteed by Port Royal through a secured pledge of all of the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

On October 17, 2002, the Company completed the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee to the Truman Arnold Companies. The sales price was $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax.

The assets of the fixed base operation were classified as assets held for sale in the accompanying 2001 balance sheet. In addition, the operating results of Aviation for all periods presented, along with the 2002 gain on the sale of the operations, have been classified as discontinued operations.

During fiscal 2002, the Company retired a total of $39.0 million aggregate par value of its Senior Notes and $8.7 million of other debt and capital leases.

The Company was incorporated in the State of Tennessee in 1932. The Company's principal executive offices are located at One Union Square, Chattanooga, Tennessee 37402. The Company's telephone number is (423) 757-1550 and its website is www.krystal.com.

(B) Financial Information about Industry Segments

See Part II, Item 7 Consolidated Results of Operations and Note 12 of the Company's Consolidated Financial Statements.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the quick service restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
December 29, 2002, the Company operated 245 units (240 KRYSTAL restaurants and 5 KRYSTAL KWIK restaurants) and franchisees operated 176 units (104 KRYSTAL restaurants, 26 KRYSTAL KWIK restaurants and 46 KRYSTAL restaurants in non-traditional locations) in ten states in the Southeastern United States.

The Company also leases 17 restaurant sites in the Baltimore, Maryland and Washington, D.C. metropolitan areas which it, in turn, subleases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Prior to October 2002, the Company operated a fixed base hangar and airplane fueling operation through a subsidiary company in Chattanooga, Tennessee. The Company sold substantially all the assets of the subsidiary in October 2002.

Products --

KRYSTAL restaurants offer a substantially uniform menu consisting of the well known KRYSTAL hamburger, "Krystal Chiks", french fries, "Chili Pups",
"Corn Pups", "Krystal Chili", frozen beverages, soft drinks and hot beverages, pies and breakfast items including the "Sunriser" and the "Country Breakfast" during certain morning hours. Most KRYSTAL KWIK restaurants feature essentially the same menu as Krystal restaurants except breakfast offerings. From time to time, the Company test markets new products or introduces new products as limited time offers.

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

Trademarks and patents --

The Company has registered "Krystal", "Krystal Kwik" and variations of each, as well as certain product names, with the United States Patent and Trademark office. The Company believes that its trademarks have significant value and play an important role in its marketing efforts. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to these service marks that would prevent the Company from using or licensing the use thereof for restaurants in any area of the United States. The Company's policy is to pursue registration of its marks whenever possible and oppose vigorously any infringement of its marks.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During 2002, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 2002, the Company's average number of employees was approximately 6,966.

Government regulations -

The Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibition interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties, or fees, and by restricting the development of other restaurants within certain prescribed distances from existing franchised restaurants. Those laws also restrict a franchisor's rights with regard to the termination of franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination), by requiring the franchisor to give advance notice and the opportunity to cure the default to the franchisee, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation upon termination. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a significant effect on the Company's operations.

Each Krystal restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire, and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new restaurant.

Krystal restaurants must comply with federal and state government regulations, but those regulations have not had a material effect on their operations.
More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new restaurants in particular locations.

The owners of Krystal restaurants must comply with laws and regulations governing labor and employment issues, such as minimum wages, overtime, and other working conditions. Many of the food service personnel in Krystal restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at those locations.

(D)  Financial Information about Foreign and Domestic Operations and Export
     Sales

The Company leases 17 restaurant sites in the Baltimore, Maryland and Washington, D.C. metropolitan areas which it, in turn, subleases to Davco Restaurants, Inc. Revenue from this operation is less than 10% of the Company's total revenue. All other operations of the Company are in the southeastern United States and the Company has no export sales.

Item 2.  Properties

Of the 245 Company-owned restaurants as of December 29, 2002, the Company operated 137 of them on property leased from third parties and 108 of them on property owned by the Company. The Company's corporate headquarters is located in approximately 36,500 square feet of leased office space in Chattanooga, Tennessee. The Company also leases office space at its regional office in Atlanta, Georgia.

See Notes 3 and 8 of the Company's Consolidated Financial Statements.

Item 3.  Legal Proceedings

As previously reported, in 2001 the Company settled a lawsuit that alleged plaintiffs were denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act. Under the terms of the settlement agreement the Company is required to renovate all wheelchair inaccessible restrooms in Krystal owned restaurants over a ten year period beginning in 2002.

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2002.

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

Item 6.  Selected Financial Data

The following tables present selected historical data of the Company for years ended January 3, 1999 ("fiscal 1998"), January 2, 2000 ("fiscal 1999"), December 31, 2000 ("fiscal 2000"), December 30, 2001 ("fiscal 2001") and December 29, 2002 ("fiscal 2002"). The selected historical financial data for the fiscal years 1998 through 2002 have been derived from the audited financial statements of Company. The financial data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".

                           Fiscal     Fiscal   Fiscal     Fiscal   Fiscal
                            Year      Year      Year       Year     Year
                            Ended     Ended     Ended      Ended    Ended
                                                        (53 weeks)
                           --------- -------- ------- ---------  ---------
                            Dec. 29,  Dec. 30,  Dec. 31,  Jan. 2,   Jan. 3,
                             2002      2001      2000      2000      1999
                           --------- -------- ------- ---------  ----------
                                            (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales         $246,245  $246,898  $253,967  $256,384  $248,152
  Franchise fees              1,077     1,041       901       499       333
  Royalties                   6,890     5,958     4,927     4,380     3,775
                            ------------------------------------------------
                            254,212   253,897   259,795   261,263   252,260
                            ------------------------------------------------

Cost and expenses           240,292   248,038   255,939   248,000   241,656
                            ------------------------------------------------
Operating income           $ 13,920  $  5,859  $  3,856  $ 13,263  $ 10,604
                            ================================================
Income (loss) from
  continuing operations    $  3,337  $ (4,511) $ (6,266) $  1,702  $    587
                            ===============================================
Income from discontinued
  operations, net of taxes $  2,859  $    910  $    955  $    842  $    758
                            ================================================
Income (loss) before
  extraordinary item       $  6,196  $ (3,601) $ (5,311) $  2,544  $  1,345
                            ================================================

Pro forma income (loss)
before extraordinary item
if FAS No. 142 had been
adopted in all prior years $  6,196  $ (1,633) $ (3,326) $  4,541  $  3,344
                            ================================================

Balance Sheet Data:
  Working capital deficit  $(10,404) $(11,195) $(21,680) $(24,375) $(11,065)
  Property owned and
   leased, net               99,790   121,642   134,634   128,010   102,289
  Total assets              158,308   197,990   203,201   198,511   179,488
  Long term debt, net of
    current portion          73,688   118,581   113,992   102,623   100,136
  Capital lease obligations,
    net of current portion    5,384     8,170    10,341     9,467     2,806




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

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)

                                            Fiscal          Fiscal          Fiscal
                                             Year            Year            Year
                                             Ended           Ended           Ended
                                           --------        --------        --------
                                           December 29,    December 30,    December 31,
                                              2002             2001           2000
                                            --------         --------       --------
RESTAURANT SALES:
  Company owned                             $246,245        $246,898        $253,967
  Franchise                                  143,224         125,514         101,618
                                            --------        --------       --------
SYSTEMWIDE RESTAURANT SALES                 $389,469        $372,412        $355,585
  Percent change                               4.58%           4.73%           3.07%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          245             246             251

  Restaurant Sales                          $246,245        $246,898        $253,967
    Percent change                            (0.26%)         (2.78%)         (0.94%)

  Percent change in same restaurant sales      0.30%          (0.34%)         (4.41%)

  Average check                             $   4.74        $   4.65        $   4.55
    Percent change                             1.94%           2.20%           6.31%

Selected components are --

Cost of restaurant sales                    $199,082        $205,388        $214,824
    As a percent of restaurant sales          80.85%          83.19%          84.59%

  Food and paper cost                       $ 73,272        $ 78,379        $ 80,402
    As a percent of restaurant sales          29.76%          31.75%          31.66%

  Direct labor                              $ 54,117        $ 56,128        $ 61,336
    As a percent of restaurant sales          21.98%          22.73%          24.15%

  Other labor costs                         $ 17,975        $ 18,842        $ 19,885
    As a percent of restaurant sales           7.30%           7.63%           7.84%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          176             165             139

  Restaurant Sales                          $143,224        $125,514        $101,618
    Percent change                            14.11%          23.52%          14.70%

  Percent change in same restaurant sales     (2.14%)         (1.68%)         (2.60%)

  Average check                             $   5.05        $   4.95        $   4.71
    Percent change                             2.02%           5.10%           6.08%


Consolidated Results of Operations --
(Dollars in thousands)

                                   Fiscal        Fiscal        Fiscal
                                    Year          Year          Year
                                   Ended         Ended         Ended
                                -----------   ---------     ----------
                                  Dec. 29,      Dec. 30,      Dec. 31,
                                    2002          2001          2000
                                -----------   ---------     ----------
Revenues:
  Restaurant sales                $246,245      $246,898      $253,967
  Franchise fees                     1,077         1,041           901
  Royalties                          6,890         5,958         4,927
                                  --------      --------      --------
                                   254,212       253,897       259,795
                                  --------      --------      --------
Cost and Expenses:
  Cost of restaurant sales         199,082       205,388       214,824
  Advertising expense               10,339        10,370        11,420
  Depreciation and
    amortization expense            10,988        14,148        14,297
  General and administrative
    expenses                        19,484        16,510        15,843
  Other expenses, net                  399         1,622       (   445)
                                  --------      --------      --------
                                   240,292       248,038       255,939
                                  --------      --------      --------
Operating income                    13,920         5,859         3,856
Gain (loss) on sale of assets      (    68)          483           647
Interest expense, net              ( 9,279)      (13,023)      (12,954)
                                  --------      --------      --------
Income (loss) before income
  taxes and extraordinary item       4,573       ( 6,681)      ( 8,451)

(Provision for) benefit from
  income taxes                     ( 1,236)        2,170         2,185
                                  --------      --------      --------
Income (loss)from continuing
  operations                         3,337       ( 4,511)      ( 6,266)

Income from discontinued operations,
  net of income taxes                2,859           910           955

Extraordinary item:
  Gain on early retirement of debt,
  net of income taxes
  of $2,014 in 2002                  3,010           --            --
                                  --------      --------     --------
Net income (loss)                $   9,206       ( 3,601)    $ ( 5,311)
                                  ========      ========      ========



The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.

                                       Fiscal      Fiscal      Fiscal
                                        Year        Year        Year
                                        Ended       Ended       Ended
                                      --------    --------    --------
                                       Dec. 29,    Dec. 30     Dec. 31,
                                         2002        2001        2000
                                      --------    --------    --------
Revenues:
  Restaurant sales                       96.9%       97.2%       97.8%
  Franchise fees                          0.4         0.4         0.3
  Royalties                               2.7         2.4         1.9
                                       -------     ------      ------
                                        100.0       100.0       100.0
                                       -------     ------      ------
Costs and expenses:
  Cost of restaurant sales               78.3        80.9        82.7
  Advertising expense                     4.1         4.1         4.4
  Depreciation and amortization           4.3         5.6         5.5
  General and administrative
    expenses                              7.7         6.5         6.1
  Other expenses, net                     0.1         0.6        (0.2)
                                       -------     ------      ------
                                         94.5        97.7        98.5
                                       -------     ------      ------
Operating income                          5.5         2.3         1.5
Gain (loss)on sale of assets              0.0         0.2         0.2
Interest expense, net                    (3.7)       (5.1)       (5.0)
                                       -------     ------      ------
Income (loss) before income taxes and
   extraordinary item                     1.8        (2.6)       (3.3)
(Provision for) benefit from
  income taxes                           (0.5)        0.8         0.9
                                       -------     ------      ------
Income (loss) from continuing
  operations                              1.3        (1.8)       (2.4)

Income from discontinued operations,
   net of income taxes                    1.1         0.4         0.4

Extraordinary item:
   Gain on early retirement of debt
   net of income taxes                    1.2         --          --
                                       -------     ------      ------
Net income (loss)                         3.6%       (1.4%)      (2.0%)
                                       =======     ======      ======





General --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 were 52 week fiscal year ends.

The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 246 at the end of 2001 to 245 at the end of fiscal 2002. Royalties and franchise fees from franchisees have been a relatively small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants grew by 6.7% in fiscal 2002 from 165 at the end of fiscal 2001 to 176 at the end of fiscal 2002. The Company expects its franchisees to develop up to 46 new restaurants during fiscal 2003.

Cost of restaurant sales relates to food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company-owned restaurants and to the Company's franchise sales and support functions. Other expenses includes credits from the Company's Realty Division for the net of rent income and rent expenses for the units subleased to Davco of $487,000 and $523,000 in fiscal 2002 and fiscal 2001, respectively and a charge of $886,000 and $2.1 million in fiscal 2002 and fiscal 2001, respectively, to recognize the impairment of certain assets.

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23.3 million, net of expenses of $1.0 million. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases.

The Company realized a gain on the above real estate sale and leaseback transactions of approximately $4.1 million. This gain was deferred and classified in the accompanying 2002 balance sheet as a deferred gain, and is being amortized as a reduction of rental expense over the life of the leases.

On January 28, 2002, the Company entered into a Senior Secured Credit Agreement with a bank for a $25.0 million credit facility (the "Credit Facility"). The Credit Facility provides for $10.0 million in revolving loan commitments and a $15.0 million term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

Essentially all assets of the Company are pledged as collateral on the Credit Facility. Additionally, the Credit Facility is guaranteed by Port Royal through a secured pledge of all of the Company's common stock held by Port Royal and the common stock of each existing and future subsidiary of the Company.

On October 17, 2002, the Company completed the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee to the Truman Arnold Companies. The sales price was $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax.

The assets of the fixed base operation were classified as assets held for sale in the accompanying 2001 balance sheet. In addition, the operating results of Aviation for all periods presented, along with the 2002 gain on the sale of the operations, have been classified as discontinued operations.

The Company maintains a defined benefit pension plan covering each employee who was participating in the plan on September 30, 1998 and each salaried employee or salaried benefits employee who is employed on or after October 1, 1998. The cost of the plan is borne by actuarially determined contributions made by the employer and by contributions made by the participants. The plan provides benefits of stated amounts based on years of service and the employee's compensation. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security
Act of 1974. Effective for the year ending December 28, 2003 ("fiscal 2003"), the Company has reduced its expected return on the defined benefit pension plan assets to 8.50%.

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

Cash operating profit for fiscal 2002 was $24.9 million compared to $20.0 million for fiscal 2001, an increase of 24.5%. This increase in cash operating profit was primarily attributable to a decrease in the cost of food and paper and employee labor as a percentage of restaurant sales and an increase in franchise related revenues.

A reconciliation of cash operating profit to operating income is presented in the following table:


                                             Fiscal Year Ended
                                        ----------------------------
                                        Dec. 29,  Dec. 30,   Dec. 31,
                                          2002      2001       2000
                                        --------- --------   -------
                                               (In thousands)

Operating income                        $13,920   $ 5,859    $ 3,856
Depreciation and amortization expense    10,988    14,148     14,297
                                        -------   -------    -------
  Cash operating profit                 $24,908   $20,007    $18,153
                                        =======   =======    =======




Comparison of Fiscal 2002 to Fiscal 2001

Restaurant sales for the total Krystal system (Company and Franchise combined) for fiscal 2002 increased 4.6% to $389.5 million compared to $372.4 million for fiscal 2001.

Total Company revenues increased 0.1% to $254.2 million for fiscal 2002 compared to $253.9 million for fiscal 2001. Of this $300,000 increase, restaurant sales decreased $650,000 and franchise royalties increased $950,000.

Company-owned average same restaurant sales per week for fiscal 2002 were $19,250 compared to $19,192 for fiscal 2001, an increase of 0.30%. The increase in same restaurant sales per week was attributable primarily to an increase in the average customer check offset by a decrease in sales volume. The Company operated 245 restaurants at December 29, 2002 compared to 246 restaurants at December 30, 2001.

The average customer check for Company-owned restaurants in fiscal 2002 was $4.74 as compared to $4.65 in fiscal 2001, an increase of 1.9%. The increase in average customer check was due primarily to product price increases of approximately 1.32% implemented during fiscal 2002.

Franchise fee income increased 3.5% to $1.1 million in fiscal 2002 compared to $1.0 million in fiscal 2001. Royalty revenue increased 15.6% to $6.9 million in fiscal 2002 from $6.0 million in fiscal 2001. The increase in franchise royalties was due to a 14.1% increase in franchise system sales in fiscal 2002 compared to fiscal 2001. This increase resulted primarily from a 6.7% increase in the number of franchisee operated restaurants.
The franchise system operated 176 restaurants at December 29, 2002 compared to 165 at December 30, 2001.

Cost of restaurant sales was $199.1 million in fiscal 2002 compared to $205.4 million in fiscal 2001. Cost of restaurant sales as a percentage of restaurant sales decreased to 80.8% in fiscal 2002 from 83.2% in fiscal 2001. This decrease was primarily the result of a reduction in labor and food and paper costs as a percentage of restaurant sales, offset by an increase of approximately $2.7 million in rent expense resulting from the sale and leaseback transaction completed on December 31, 2001. Total food and paper costs were $73.3 million in fiscal 2002 as compared to $78.4 million in fiscal 2001. Food and paper costs as a percentage of restaurant sales decreased to 29.8% in fiscal 2002 compared to 31.7% in fiscal 2001. This decrease was primarily attributable to decreases in the price of beef, pork and cheese combined with favorable menu mix shifts. Direct labor cost was $54.1 million in fiscal 2002 versus $56.1 million in fiscal 2001. Direct labor cost as a percentage of restaurant sales was 22.0% for fiscal 2002 and 22.7% for fiscal 2001. This decrease resulted primarily from an increase in labor efficiency resulting from improvements in the utilization of the Company's store level labor management system and other management controls. Other labor cost, which includes restaurant General Managers' and Assistant Managers' labor cost, was $18.0 million in fiscal 2002 compared to $18.8 million in fiscal 2001. Other labor cost as a percentage of restaurant sales was 7.3% in fiscal 2002 versus 7.6% in fiscal 2001.

Advertising expense decreased $31,000, approximately 0.3%, to $10.3 million in fiscal 2002 versus $10.4 million in fiscal 2001. Advertising expenditures as a percentage of revenues was 4.1% in 2002 and 2001.

Depreciation and amortization expenses were $11.0 million in fiscal 2002 as compared to $14.1 million in fiscal 2001. The decrease in depreciation expense was primarily due to the sale and leaseback of 32 restaurants on December 31, 2001 and the implementation of FAS 142.

General and administrative expenses increased $3.0 million, approximately 18.0%, to $19.5 million in fiscal 2002 versus $16.5 million in fiscal 2001. The increase resulted primarily from an increase of approximately $2.0 million for the management incentive plan and an increase of approximately $956,000 in expense associated with the Company's defined benefit plan. In fiscal 2001, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In fiscal 2002, the Company's performance was sufficient for such bonuses to be earned. The increase in expense associated with the defined benefit plan resulted from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed for fiscal 2002 compared to the fiscal 2001 valuation.

Other expenses decreased $1.2 million, or 75.4%, to $399,000 in fiscal year 2002. The decrease resulted primarily from a write-off of $886,000 for impaired assets during fiscal 2002 versus $2.1 million in fiscal 2001. Other expenses includes the net of rent income and rent expense from the subleased restaurants to Davco of $487,000 and $523,000 in fiscal 2002 and fiscal 2001, respectively.

The Company reported a loss on sale of assets of $68,000 in fiscal 2002 compared to a $483,000 gain in fiscal 2001. The loss for fiscal 2002 was due primarily to the sale of unused properties and the gain in fiscal 2001 resulted from the sale of two Company owned restaurants to franchisees.

Income derived from the fixed based hangar operation (including the after tax gain in 2002 of approximately $2.1 million from the sale of the operation) is reported as Income from discontinued operations, net of taxes, and was $2.9 million for fiscal 2002 and $910,000 for fiscal 2001. The $2.0 million increase resulted primarily from the gain on the sale of the Company's fixed based hangar operations assets in October 2002.

Interest expense, net of interest income, for fiscal 2002 decreased $3.7 million to $9.3 million from $13.0 million in fiscal 2001. This decrease resulted primarily from the reduction of approximately $45.0 million of long-term debt and approximately $3.9 million of long-term capital leases in fiscal 2002.

Income tax expense in fiscal 2002 was $1.2 million compared to an income tax benefit of $2.2 million for fiscal 2001. The effective income tax rate for fiscal years 2002 and 2001 was less than the statutory income tax rate primarily as a result of the write off of goodwill associated with the sale of the Company's fixed based hangar operation in fiscal 2002 and the non-deductible portion of amortization expense associated with Acquisition-related goodwill in fiscal 2001.



Comparison of Fiscal 2001 to Fiscal 2000

Restaurant sales for the total Krystal system (Company and Franchise combined) for fiscal 2001 were $372.4 million compared to $355.6 million for fiscal 2000, a 4.7% increase.

Total Company revenues decreased 2.3% to $253.9 million for fiscal 2001 compared to $259.8 million for fiscal 2000. Of this $5.9 million decrease, restaurant sales accounted for a $7.1 million decrease, franchise fees increased $0.2 million and royalties increased $1.0 million.

Company-owned average same restaurant sales per week for fiscal 2001 were $18,894 compared to $18,959 for fiscal 2000, a decrease of 0.34%. The decrease in same restaurant sales per week was attributable to several factors, including heavy discounting by competitors and a decrease in sales volumes which was partially offset by an increase in the average customer check. The Company operated 246 restaurants at December 30, 2001 compared to 251 restaurants at December 31, 2000. The five store decrease in Company operated units resulted from the Company's sale (re-franchising) of two restaurants, which were sold in connection with the execution of new restaurant development commitments by franchisees, and the closure of three under-performing units.

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

Cost of restaurant sales was $205.4 million in fiscal 2001 compared to $214.8 million in fiscal 2000. Cost of restaurant sales as a percentage of restaurant sales decreased to 83.2% in fiscal 2001 from 84.6% in fiscal 2000. This decrease was primarily the result of a reduction in labor cost as a percentage of restaurant sales, offset by an increase in food and paper costs as a percentage of restaurant sales. Total food and paper costs were $78.4 million in fiscal 2001 as compared to $80.4 million in fiscal 2000. Food and paper costs as a percentage of restaurant sales increased to 31.8% in fiscal 2001 compared to 31.7% in fiscal 2000. This increase was primarily attributable to lower sales combined with increases in the price of beef and cheese. Direct labor cost was $56.1 million in fiscal 2001 versus $61.3 million in fiscal 2000. Direct labor cost as a percentage of restaurant sales was 22.7% for fiscal 2001 and 24.2% for fiscal 2000. This decrease resulted primarily from an increase in labor efficiency resulting from improvements in the utilization of the Company's store level labor management system. Other labor cost, which includes restaurant General Managers' and Assistant
Managers' labor cost, was $18.8 million in fiscal 2001 compared to $19.9 million in fiscal 2000. Other labor cost as a percentage of restaurant sales was 7.6% in fiscal 2001 versus 7.8% in fiscal 2000.

Advertising expense decreased $1.0 million, approximately 9.2%, to $10.4 million in fiscal 2001 versus $11.4 million in fiscal 2000. Advertising expenses as a percentage of revenues decreased to 4.1% in 2001 compared to 4.4% in 2000. The Company bases its advertising on a percentage of restaurant sales rather than total revenues. During fiscal 2001, the Company's advertising expenses were 4.2% of restaurant sales compared to 4.5% of restaurant sales in fiscal 2000.

Depreciation and amortization expenses were $14.1 million in fiscal 2001 as compared to $14.3 million in fiscal 2000.

General and administrative expenses increased $0.7 million approximately 4.2%, to $16.5 million in fiscal 2001 versus $15.8 million in fiscal 2000.

Other expenses increased $2.1 million to $1.6 million in fiscal 2001. The increase resulted primarily from a write-off of $2.1 million for impaired assets during fiscal 2001.

The Company reported a gain on sale of assets of $483,000 in fiscal 2001 compared to $647,000 in fiscal 2000 related to the sale of Company owned restaurants to franchisees.

Interest expense, net of interest income, for fiscal 2001 increased $0.1 million to $13.0 million from $12.9 million in fiscal 2000. This increase resulted from an increase during much of fiscal 2001 in short term borrowings.

Income derived from the fixed based hangar operation is reported as income from discontinued operations, and was $910,000 for fiscal 2001 and $955,000 for fiscal 2000.

The benefit from income taxes in fiscal 2001 was $2.2 million compared to a benefit of $2.2 million for fiscal 2000. The effective income tax rate for fiscal years 2001 and 2000 was less than the statutory income tax rate primarily as a result of the non-deductible portion of amortization expense associated with Acquisition-related goodwill.

Liquidity and Capital Resources --

The Company does not maintain significant inventory or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $10.4 million at December 29, 2002, compared to a working capital deficit of $11.2 million at December 30, 2001.

Capital expenditures totaled approximately $9.8 million during fiscal 2002, compared to $5.8 million in fiscal 2001. Approximately $2.7 million was used to purchase certain assets previously leased under capital leases. Approximately $9.8 million is expected to be spent for capital expenditures during 2003. Capital expenditures will primarily be used for refurbishing of certain restaurants, technology and systems improvements and on-going capital improvements. The Company owns approximately 44.1% of its restaurant locations and leases the remainder.

At December 29, 2002, the Company had existing cash balances of $8.3 million and availability under its Credit Facility of $5.5 million. The Company expects these funds and funds from operations will be sufficient to meet its operating requirements and capital expenditures through fiscal 2003.

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 Company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. Net proceeds from this transaction of approximately $23.3 million were primarily used to purchase a portion of the Company's 10.25% Senior Notes during fiscal 2002.

The above transaction resulted in an increase in rent expense of approximately $2.7 million and a reduction in interest expense of approximately $3.7 million in fiscal 2002.

On October 17, 2002, the Company completed its sale of substantially all of the assets of its fixed based hangar operations to Truman Arnold Companies for $10.8 million, resulting in estimated net gain of approximately $5.2 million. The net gain was used to retire a portion of the Company's
10.25% Senior Notes during the fourth quarter of 2002.

During fiscal 2002, the Company retired a total of $39.0 million aggregate par value of its Senior Notes and $8.7 million of other debt and capital leases.

Contractual Obligations Table--

      Future Contractual Obligations. The following table summarizes the Company's contractual obligations at December 29, 2002, and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods (in thousands):


                                 Year Ending December 29, 2002
                    ----------------------------------------------------------
                      Total      Maturity   Maturity    Maturity    Maturity
                                 less than   1-3 yrs     4-5 yrs    Over 5 yrs
                                   1 yr
                    --------   --------     -------    --------     ---------

Senior Notes       $ 60,980    $    --       $    --     $60,980    $    --
Lines of Credit      13,958       1,250        2,500       2,500      7,708
Capital Lease
  Obligations         6,426       1,042        1,230       1,062      3,092
Operating Leases     77,052       7,909       13,120      10,790     45,233
                   --------    --------     --------      -------   --------
Total commitments  $158,416     $10,201      $16,850     $75,332    $56,033
                   ========    ========     ========      =======   ========


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

Critical Accounting Policies --

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting matters which are both very important to the portrayal of the Company's financial condition and results and which require some of management's most subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which, in management's judgment, could change in a manner that would materially affect management's future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results to differ materially from financial results reported based on management's current estimates.

      Accounts Receivable. The Company performs ongoing credit evaluations of its franchisees based upon payment history and the franchisees current credit worthiness. The Company continuously monitors collections from its franchisees and maintain a provision for estimated credit losses based upon its review of its franchisees financial condition and other relevant franchisee specific credit information. While such credit losses have historically been within the Company's expectations and the provisions established, it is possible that its credit loss rates could be higher or lower in the future.

      Impairment of Long-Lived Assets and Goodwill. The Company periodically evaluates fixed assets and goodwill for indicators of potential impairment. The Company's judgments regarding potential impairment are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that assets associated with a particular operation are impaired. Evaluating the extent of an impairment also requires the Company to estimate future operating results and cash flows which also require judgment by management. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

      Self-Insurance. The Company is self-insured for the majority of its group health insurance costs, workers' compensation insurance costs, and general liabilities subject to specific retention levels. Benefits administrators assist the Company in evaluating claims data to determine its liability for self-insured claims. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company's assumptions may materially affect these self insured costs.

      Accounting for Income Taxes. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect the Company's income tax exposure.

      Pension and Other Post-retirement Benefits. The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are disclosed in
Note 6 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels and health care costs. These assumptions are periodically adjusted based on management's judgement and consultations with actuaries and others. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense, recorded obligation and funding requirements in future periods. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect its pension and other post-retirement benefit obligations and its future expense.

      Franchise Revenue Recognition. The Company recognize revenues related to Franchise fees when the related stores are opened. Changes in the timing of planned store openings and defaults on agreements can have a material impact on the timing of the recognition of such revenues.

Recent Accounting Pronouncements--

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. During fiscal 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $3.0 million associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company plans to adopt
SFAS 145 on December 30, 2002. Accordingly, in financial reporting periods after adoption, the extraordinary gains reported in 2002 will be reclassified.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The Company is not party to any guarantees as of December 29, 2002. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Based on the Company's current activities management does not believe that the recognition requirements will have a material impact on the Company's financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial statements.

In January 2003, the Emerging Issues Task Force of the FASB issued
EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted the provisions of EITF 02-16 in fiscal 2002, and has restated its prior years' results to conform with the 2002 presentation.

Forward-looking statements --

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends and any statements regarding the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, the success of new product offerings, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees and the rate of growth of new franchise restaurant openings, the Company's ability to obtain funding sufficient to meet operation requirements and capital expenditures and the impact of governmental regulations. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law.

Item 7a. Quantitative and qualitative disclosures about market risks

Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility.
Borrowings under the revolving loan commitment bear interest rates, at the option of the Company, and depending on certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.25% to 2.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.75% to 3.5% and is determined by certain financial covenants).

Borrowings under the term loan commitment bear interest rates equal to the rate offered in the Eurodollar market for 30 day borrowings, plus an applicable margin (which ranges from 3.5% to 4.0% and is determined by certain financial covenants). If the interest rates on our borrowings average
100 basis points more in fiscal 2003 than they did in fiscal 2002, our interest expense would increase and income before income taxes would decrease by approximately $50,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

The Company is also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of December 29, 2002.

Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)






                            REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Krystal Company

We have audited the accompanying consolidated balance sheets of The Krystal Company and Subsidiary as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Krystal Company and Subsidiary at December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

As discussed in Note 1, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                      Ernst & Young, LLP
Atlanta, Georgia
February 7, 2003











                 The Krystal Company and Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                        (Dollars in thousands)

                                           December 29,    December 30,
                                               2002          2001
                                           -----------    -----------
                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments             $ 10,690      $ 13,042
   Receivables, net                              1,456         1,418
   Inventories                                   1,783         2,033
   Deferred income taxes                         4,615         2,877
   Prepayments and other                           951           823
                                              --------       -------
     Total current assets                       19,495        20,193
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $40,635
  at December 29, 2002 and $36,516 at
  December 30, 2001                             94,374       112,498
                                              --------       -------
LEASED PROPERTIES, net of accumulated
   amortization of $4,517 at December 29, 2002
   and $5,385 at December 30, 2001               5,416         9,144
                                              --------       -------
OTHER ASSETS:
   Goodwill, net                                36,186        37,968
   Prepaid pension asset                            --         8,754
   Deferred financing costs, net                 1,851         2,735
   Other                                           986         1,605
   Assets held for sale                            --          5,093
                                              --------       -------
     Total other assets                         39,023        56,155
                                              --------       -------
                                              $158,308      $197,990
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.





                 The Krystal Company And Subsidiary
                 ----------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)

                                          December 29,     December 30,
                                              2002           2001
                                           -----------    -----------

        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                           $  5,505      $  5,175
   Accrued liabilities                          22,102        22,719
   Current portion of long-term debt             1,250         1,361
   Current portion of capital
     lease obligations                           1,042         2,133
                                              --------      --------
     Total current liabilities                  29,899        31,388
                                              --------      --------
LONG-TERM DEBT, excluding current portion       73,688       118,581
                                              --------      --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                               5,384         8,170
                                              --------      --------
DEFERRED INCOME TAXES                            9,392         8,912
                                              --------      --------
OTHER LONG-TERM LIABILITIES                      7,825         1,501
                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8,
  9 and 12)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding                            35,000        35,000
   Accumulated other comprehensive loss        ( 6,524)           --
   Retained earnings (deficit)                   3,644       ( 5,562)
                                              --------      --------
     Total shareholder's equity                 32,120        29,438
                                              --------      --------

                                              $158,308      $197,990
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

                                                 Fiscal Year Ended
                                       ----------------------------------------
                                         Dec. 29,       Dec. 30,     Dec. 31,
                                           2002           2001         2000
                                         ----------    ----------    ---------
Revenues:
  Restaurant sales                       $246,245      $246,898      $253,967
  Franchise fees                            1,077         1,041           901
  Royalties                                 6,890         5,958         4,927
                                         --------      --------       --------
                                          254,212       253,897       259,795
                                         --------      ---------      --------
Cost and Expenses:
  Cost of restaurant sales                199,082       205,388       214,824
  Advertising expense                      10,339        10,370        11,420
  Depreciation and
    amortization expense                   10,988        14,148        14,297
  General and administrative
    expenses                               19,484        16,510        15,843
  Other expenses, net                         399         1,622       (   445)
                                         --------      --------       --------
                                          240,292       248,038       255,939
                                         --------      --------       --------
Operating income                           13,920         5,859         3,856
Gain (loss) on sale of assets             (    68)          483           647
Interest expense, net                     ( 9,279)      (13,023)      (12,954)
                                         --------      --------       --------
Income (loss) before income
  taxes and items below                     4,573       ( 6,681)      ( 8,451)
(Provision for) benefit from
  income taxes                            ( 1,236)        2,170         2,185
                                         --------      --------       --------
Income (loss) from continuing
  operations                                3,337       ( 4,511)      ( 6,266)

Income from discontinued operations,
  net of income taxes                       2,859           910           955
                                         --------      --------       -------
Income (loss) before extraordinary item     6,196       ( 3,601)      ( 5,311)

Extraordinary item:
  Gain on early retirement of debt, net
  of taxes of $2,014 in 2002                3,010          --             --
                                         --------      --------       -------
Net income (loss)                        $  9,206      $( 3,601)     $( 5,311)
                                         ========      ========       =======
The accompanying notes to consolidated financial statements are an integral part of these statements.




                      The Krystal Company and Subsidiary
                      ----------------------------------
                Consolidated Statements of Shareholder's Equity
                -----------------------------------------------
                             (Dollars in thousands)
                                              Accumulated
                                                 Other         Retained
                                      Common  Comprehensive    Earnings
                                       Stock      loss         (Deficit)     Total
                                      ------  -------------    --------   ----------
BALANCE, January 2, 2000             $35,000     $    --       $ 3,350      $38,350

  Net loss                                --          --        (5,311)      (5,311)
                                     -------     -------       --------     --------
BALANCE, December 31, 2000            35,000          --        (1,961)      33,039

  Net loss                                --          --        (3,601)      (3,601)
                                     -------     -------       --------     --------
BALANCE, December 30, 2001            35,000          --        (5,562)      29,438
  Minimum pension liability
    (net of taxes of $3,998)              --      (6,524)           --       (6,524)
  Net income                              --          --         9,206        9,206
                                                                            -------
  Comprehensive income                                                        2,682
                                     -------     -------       --------     --------
BALANCE, DECEMBER 29, 2002           $35,000     $(6,524)      $ 3,644      $32,120
                                     =======     =======       ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.





                     The Krystal Company and Subsidiary
                     ----------------------------------
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                          (Dollars in thousands)

                                                  Fiscal Year Ended
                                        ---------------------------------------
                                          Dec. 29,      Dec. 30,      Dec. 31,
                                            2002          2001          2000
                                          --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 9,206       $(3,601)      $(5,311)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities-
     Depreciation and amortization         11,128        14,457        14,571
     Increase (decrease) in
       deferred income taxes                2,740        (1,459)          509
     (Gain) loss on sale of assets             68        (  483)       (  624)
     Gain on sale of Aviation              (2,100)          --            --
     Gain on early extinguishment of debt  (5,024)          --            --
     Loss on impairment of assets             886         2,145           --
  Changes in operating assets and
   liabilities:
     Receivables, net                      (   38)          534        (  570)
     Inventories                              250        (   41)          107
     Prepayments and other                 (  508)       (   21)          288
     Accounts payable                         330        (5,015)       (  993)
     Accrued liabilities                   (  842)          801        (2,192)
     Other, net                               434           398         1,404
                                          -------       -------       -------
       Net cash provided by
         operating activities              16,530         7,715         7,189
                                          -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings
     and equipment                        ( 9,765)      ( 5,831)      (26,778)
   Proceeds from the sale of
     property, buildings and equipment     34,465         2,349         9,621
                                          -------       -------       -------
       Net cash provided by (used in)
         investing activities              24,700       ( 3,482)      (17,157)
                                          --------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under
     revolving credit facility            ( 4,042)        6,000         9,539
   Proceeds from issuance of
     long-term debt                           --            --          2,000
   Repayments of long-term debt           (35,663)       (  170)       (  103)
   Principal payments of capital
     lease obligations                    ( 3,877)       (2,000)       (1,791)
                                          -------       -------       -------
       Net cash (used in) provided by
         financing activities             (43,582)        3,830         9,645
                                          -------       -------       -------
NET INCREASE(DECREASE) IN CASH AND
 TEMPORARY INVESTMENTS                    ( 2,352)        8,063        (  323)

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      13,042         4,979         5,302
                                          -------       -------       -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                           $10,690       $13,042       $ 4,979
                                          =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts
      capitalized                         $ 9,937       $12,400       $12,353
                                          =======       =======       =======
    Income taxes                          $ 3,948       $    97       $   715
                                          =======       =======       =======
The accompanying notes to consolidated financial statements are an integral part of these statements.








                    THE KRYSTAL COMPANY AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

The Krystal Company ("Krystal") (a Tennessee corporation) is engaged primarily in the development, operation and franchising of quick-service restaurants in the Southeastern United States. The Company recognizes revenues from restaurant sales upon delivery of the product to the customer.

On September 2, 2002, the Company entered into a letter of intent with Truman Arnold Companies for the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee ("Aviation"). The sale was completed on October 17, 2002 for a sales price of $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax.

The operating results of Aviation for all periods, along with the 2002 gain on the sale of Aviation, are classified as discontinued operations, net of taxes. In the 2001 Balance Sheet, the assets of the fixed base operation are classified as assets held for sale.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and its subsidiary (herein after referred to collectively as the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is wholly-owned by Port Royal Holdings, Inc.

Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 were 52 week fiscal years.

Cash and Temporary Investments --

The Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments.

Accounts Receivable and the Allowance for Doubtful Accounts--

Accounts receivable arise primarily from franchise fees, royalties owed by franchisees and sales of products to franchisees. The Company evaluates the collectibility of accounts receivable based on reviews of its customer's ability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. The Company generally does not require collateral for accounts receivable.

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

           Buildings and improvements       10 - 39 years
           Equipment                        3 - 10 years
           Leasehold improvements           Life of lease up to 20 years

Long-Lived Assets Other Than Goodwill --

Management assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company considers such factors as the anticipated future cash flows from the asset; the age, condition and remaining useful life of the asset; and the carrying amount of the asset. If management determines that an asset is impaired, the asset is written down and a corresponding charge to earnings is made. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.

Leased Property--

The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operating leases.

Deferred Financing Costs --

Deferred financing costs of $5,779,000, are amortized over the life of the related debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the revolving loan commitment portion of the Company's Credit Facility are being amortized through June 2004 and the financing costs associated with the term loan portion of the Credit Facility are being amortized through January 2007. Amortization expense for deferred financing costs for the fiscal years ended December 29, 2002, December 30, 2001 and
December 31, 2000 was $662,000, $541,000 and $657,000, respectively.
Accumulated amortization of deferred financing costs at December 29, 2002 and December 30, 2001 was $3,653,000 and $3,048,000, respectively.

Intangibles --

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the acquisition of the Company by Port Royal Holdings, Inc. Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in SFAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. The impairment only approach required by SFAS 142 may have the effect of increasing the volatility of the Company's earnings if additional goodwill impairment occurs at a future date.

SFAS 142 also requires that entities discontinue amortization of all goodwill. Accordingly, the Company no longer amortized goodwill beginning in 2002. Amortization expense for goodwill for the fiscal years ended
December 30, 2001 and December 31, 2000 was $1,967,500 and $1,985,000,
respectively. Accumulated amortization of goodwill at December 29, 2002 and December 30, 2001 was $8,431,000.

The net carrying value of goodwill at December 29, 2002 and December 30, 2001 was $36,186,000 and $37,968,000, respectively. The change in the carrying value of goodwill during 2002 was due to the adjustment of a portion of goodwill related to contingent liabilities established in purchase accounting.

Prior to the adoption of SFAS 142, the Company amortized goodwill over 25 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's loss from continuing operations would have been affected as follows (in thousands):

                                             For the Fiscal
                                               Year Ended
                                   -----------------------------------
                                   Dec. 29,      Dec. 30,      Dec. 31,
                                     2002          2001          2000
                                   --------      -------       -------
Income (loss) from
  continuing operations             $3,337       $(4,511)      $(6,266)

Add back: Goodwill amortization         --         1,968         1,985
                                    ------       -------       -------
Adjusted income (loss) from
  continuing operations             $3,337       $(2,543)      $(4,281)
                                    ======       =======       =======

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 29, 2002, there were 176 franchised or licensed restaurants of which 149 restaurants were operated under 32 multi-unit development agreements. At December 30, 2001, there were 165 franchised or licensed restaurants of which 135 restaurants were operated under 33 multi-unit development agreements.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 29, 2002 and December 30, 2001, total deferred franchise and license fees were approximately $1,048,500 and $1,023,000, respectively.

Advertising -

Production expenses are expensed upon first showing of the advertising and other advertising costs are expensed as incurred.

Fair Market Value of Financial Instruments --

The carrying amount reflected in the consolidated balance sheets for cash and temporary investments, accounts receivable and accounts payable approximate their respective fair values based on the short-term nature of these instruments. The fair value of the fixed rate debt is disclosed in Note 5.

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and post retirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 6 to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in employee compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post retirement obligations and future expenses.

Accumulated Other Comprehensive Income -

Accumulated other comprehensive income is comprised of a minimum pension liability of $6.5 million, net of taxes, at December 29, 2002.

Stock Compensation --

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for stock compensation. Under APB 25, no compensation expense is recognized if the exercise price of stock options equals the market price of the underlying stock on the date of grant.
Note 10 contains a tabular presentation as if the Company had applied the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to all stock options.

Use of Estimates --

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

Recent Accounting Pronouncements--

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. During fiscal 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $3.0 million associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company plans to adopt
SFAS 145 on December 30, 2002. Accordingly, in financial reporting periods after adoption, the extraordinary gains reported in 2002 will be reclassified.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The Company is not party to any guarantees as of December 29, 2002. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Based on the Company's current activities management does not believe that the recognition requirements will have a material impact on the Company's financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial statements.

In January 2003, the Emerging Issues Task Force of the FASB issued
EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted the provisions of EITF 02-16 in fiscal 2002, and has restated its prior years' results to conform with the 2002 presentation.

Reclassifications --

Certain reclassifications have been made to prior year financial statements to conform with the 2002 presentation.

2.   SALE OF KRYSTAL AVIATION

On October 17, 2002, the Company sold substantially all of the assets of its fixed based hangar operations ("Aviation") in a cash transaction to Truman Arnold Companies for approximately $10.8 million. The gain of $5.2 million ($2.1 million net of taxes) resulting from this transaction is reflected in discontinued operations in the accompanying Consolidated Statement of Operations.

As of the date of the transaction, Aviation assets and liabilities were recorded at a net book value of approximately $4,977,000. Aviation revenues were $5,393,000, $6,781,000 and $6,924,000, and Income Before Income Taxes were $1,121,000, $1,467,000 and $1,430,000, for fiscal years ended
December 29, 2002, December 30, 2001 and December 31, 2000, respectively, and are included in Income from discontinued operations, net of taxes in the accompanying Consolidated Statement of Operations. In connection with the sale, the Company retired approximately $2.8 million in net goodwill associated with the assets of Aviation.

3.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 29, 2002 and December 30, 2001, consisted of the following:
                                          Fiscal Year Ended
                                      ------------------------------
                                      December 29,   December 30,
                                         2002           2001
                                      -----------    -----------
                                            (In thousands)

         Land                         $  32,467      $  41,785
         Buildings and improvements      31,012         41,878
         Equipment                       53,149         48,263
         Leasehold improvements          15,884         16,259
         Construction in progress         2,497            829
                                      ---------      ---------
                                        135,009        149,014
         Accumulated depreciation
           and amortization             (40,635)       (36,516)
                                      ---------      ---------
                                      $  94,374      $ 112,498
                                      =========      =========

The Company recorded depreciation expense of $9.5 million during fiscal 2002, $10.0 million during fiscal 2001 and $10.3 million during fiscal 2000.

During fiscal 2002 and fiscal 2001, the Company recorded a charge of $886,000 and $2.1 million, respectively, to write down to fair value the carrying value of certain restaurant properties and other assets within the Company's restaurant business segment. These charges are reflected in Other Expenses in the accompanying Consolidated Statement of Operations.

4.   ACCRUED LIABILITIES

Accrued liabilities at December 29, 2002 and December 30, 2001, consisted of the following:

                                         December 29,      December 30,
                                           2002              2001
                                        ------------      -----------
                                                (In thousands)

   Salaries, wages and benefits            $ 8,201          $ 5,613
   Workers' compensation                     4,076            4,152
   State sales taxes                         1,502            1,562
   Accrued interest                          1,598            2,782
   Deferred franchise advertising and fees   2,001            2,144
   Other                                     4,724            6,466
                                          --------         --------
                                           $22,102          $22,719
                                          ========         ========

5.   INDEBTEDNESS

Senior Secured Credit Agreement

On January 28, 2002, the Company entered into a Senior Secured Credit Agreement with a bank for a $25.0 million credit facility (the "Credit Facility"). The Credit Facility provides for $10.0 million in revolving loan commitments and a $15.0 million term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

Borrowings under the revolving loan commitment bear interest rates, at the option of the Company, and depending on certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.25% to 2.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.75% to 3.5% and is determined by certain financial covenants).

At December 29, 2002, the rate applicable to outstanding borrowings was 4.88%. The weighted average interest rate for borrowings under the Credit Facility during 2002 was 5.4%. Availability under the Credit Facility at December 29, 2002 was $5.5 million which includes $4.5 million in letters of credit issued primarily related to the Company's workers compensation plans and general liability insurance.

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

During fiscal 2002, the Company purchased and retired $39.0 million aggregate par value of its Notes. The retirement of the Notes resulted in an extraordinary gain of $3.0 million net of income taxes.

Long-term debt at December 29, 2002 and December 30, 2001, consisted of the following:

                                        December 29,     December 30,
                                           2002            2001
                                        -----------     -----------
                                              (In thousands)
    Revolving and term loan
      credit facility                    $ 13,958       $ 18,000

    10.25% senior notes                    60,980        100,000
    Other                                     --           1,942
                                         --------       --------
                                           74,938        119,942
    Less--
      Current maturities                  ( 1,250)        (1,361)
                                         --------       --------
                                         $ 73,688       $118,581
                                         ========       ========

Scheduled maturities of long-term debt are as follows:

                                           (In thousands):

                         2003                 $ 1,250
                         2004                   1,250
                         2005                   1,250
                         2006                   1,250
                         2007                  69,938
                                              -------
                         Total                $74,938
                                              =======


At December 29, 2002, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at December 29, 2002 was $56,101,000. The fair value was estimated based upon quoted market prices for the same or similar issues.

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


The status of the pension benefits and other postretirement benefits as of December 29, 2002 and December 30, 2001 is as follows:

(Dollars in thousands)
                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 29, Dec. 30,|  Dec. 29,   Dec. 30,
                                      2002    2001   |    2002      2001
                                    -------  --------|  -------   -------
Change in benefit obligation --                      |
  Benefit obligation at beginning                    |
  of period                         $31,274  $27,235 |  $ 1,932  $ 1,684
  Service costs                       1,421    1,144 |       61       86
  Interest cost                       2,298    2,105 |      135      129
  Plan participants' contributions      855      873 |       31       64
  Actuarial loss (gain)               1,032    2,353 |      200      323
  Benefits paid                      (2,199)  (2,436)|     (212)   ( 354)
                                    -------  ------- |  -------   -------
  Benefit obligation at                              |
    end of period                    34,681   31,274 |    2,147    1,932
                                    -------  ------- |  -------   -------
Change in plan assets --                             |
Fair value of plan assets at                         |
  beginning of period                37,034   39,085 |       --       --
  Actual return on plan assets       (4,264)  (  488)|       --       --
  Employer contributions                 --      --  |      181      289
  Plan participants' contributions      855      873 |       31       65
  Benefits paid                      (2,199)  (2,436)|     (212)   ( 354)
                                    -------  ------- |  -------  -------
  Fair value of plan assets at                       |
      end of period                  31,426   37,034 |       --       --
                                    -------  ------- |  -------  -------
                                                     |
Funded status                        (3,255)   5,760 |   (2,147)  (1,932)
                                                     |
  Unrecognized prior service cost    (1,877)  (2,111)|       --       --
  Unrecognized net loss              13,327    5,105 |    1,067      867
                                    -------  ------- |  -------  -------
  Net amount recognized in the                       |
    consolidated balance sheets                      |
                                    $ 8,195  $ 8,754 |  $(1,080) $(1,065)
                                    =======  ======= |  =======  =======
                                                     |

Amount recognized in the consolidated balance sheet

   (Accrued) prepaid expense        $(2,327) $ 8,754 |  $(1,080) $(1,065)
   Accumulated other comprehensive                   |
     loss                            10,522      --  |      --       --
                                    -------  ------- |  -------  -------
Net amount recognized in the                         |
  consolidated balance sheet        $ 8,195  $ 8,754 |  $(1,080) $(1,065)
                                    =======  ======= |  =======  =======


Weighted-average assumptions as                      |
   of the end of period --                           |
                                                     |
  Discount rate                       6.75%    7.25% |    6.75%    7.25%
  Expected return on plan assets      9.00%    9.00% |    n/a      n/a
  Rate of compensation increase       3.00%    3.00% |    n/a      n/a


   Effective for fiscal 2003, the Company has reduced its expected return on plan assets to 8.50%.

   For measurement purposes, a 10.0%-5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2002 and trended over five years.


Components of net periodic benefit cost --

                                    Pension Benefits  Postretirement Benefits
                                    -----------------|-----------------------
                                    Dec. 29, Dec. 30,|  Dec. 29,   Dec. 30,
                                      2002    2001   |    2002      2001
                                    -------  --------|  -------   -------

  Service cost                      $ 1,421  $ 1,144 |  $   61   $   86
  Interest cost                       2,298    2,105 |     135      129
  Expected return on plan assets     (3,197)  (3,410)|      --       --
  Net amortization and deferral          36   (  234)|      68       40
                                    -------  ------- | -------   ------
                                    $   558  $(  395)|  $  264   $  255
                                    =======  ======= | =======   ======

   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $  178       $  218

  Accumulated postretirement benefit obligation   1,973        2,350


7.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                                       Fiscal Year Ended
                               -------------------------------
                                 Dec. 29,  Dec. 30,  Dec. 31,
                                  2002      2001      2000
                                 ------    ------    --------
                                       (In thousands)
      Current tax provision
       (benefit):
         Federal                $(1,446)  $(  613)  $(2,460)
         State                   (   58)   (   98)   (  234)
                                -------   -------   -------
                                 (1,504)   (  711)   (2,694)
      Deferred income taxes       2,740    (1,459)      509
                                -------   -------   -------
      Provision for (benefit
         from) income taxes     $ 1,236   $(2,170)  $(2,185)
                                =======   =======   =======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 29, 2002 and December 30, 2001, were as follows:

                                              Dec. 29,      Dec. 30,
                                                2002         2001
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Insurance reserves                         $  1,549     $  1,578
  Deferred franchise fees                         398          389
  Miscellaneous payables                          365          254
  Deferred rent expense                         1,488           --
  Other                                           815          656
                                             -------       -------
      Current deferred tax asset             $  4,615     $  2,877
                                             =======       =======


Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Minimum pension liability                $  3,998     $    --
    Net operating loss carryforwards              393          962
    Tax credit carryforwards                      --         2,504
    Accrued postretirement benefit cost           411          405
    Other                                         572          554
                                              -------      -------
      Noncurrent deferred tax asset          $  5,374     $  4,425
                                              -------      -------
  Noncurrent deferred tax liability:
    Property, buildings and equipment        $(11,992)    $(10,011)
    Pension asset                             ( 3,114)     ( 3,326)
    Other                                         340           --
                                              -------     --------
      Noncurrent deferred tax liability       (14,766)     (13,337)
                                              -------     --------
      Noncurrent net deferred tax liability  $( 9,392)    $( 8,912)
                                              =======      =======

The Company has state net operating loss carryfowards amounting to $17.8 million at December 29, 2002 which expire in various years over the next 20 years.

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:


                                         Fiscal Year Ended
                                     ---------------------------
                                     Dec. 29,  Dec. 30,   Dec. 31,
                                      2002       2001       2000
                                     -------   -------    -------
                                            (In thousands)

   Expected Federal tax
     provision (benefit)             $1,600   $(2,310) $(2,843)
   Goodwill retired/amortized            --       629      634
   State income taxes (net of
     federal income tax effect)         183    (  145)  (  226)
   Other, net                        (  547)   (  344)     250
                                       -----    -----     -----
   Reported tax provision (benefit)  $1,236   $(2,170) $(2,185)
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

The future minimum lease payments under non-cancelable capital and operating leases (excluding real estate taxes, insurance and maintenance costs), together with the present value of such minimum lease payments as of December 29, 2002, are summarized as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
      Year                                           (In thousands)

      2003                                       $  1,474    $ 7,909
      2004                                          1,059      6,896
      2005                                            889      6,224
      2006                                            889      5,770
      2007                                            719      5,020
      Thereafter                                    4,106     45,233
                                                   ------    -------
      Total minimum lease payments                  9,136    $77,052
                                                             =======
      Less amount representing interest           ( 2,710)
                                                   ------
      Total obligations under capital leases        6,426
      Less current portion                        ( 1,042)
                                                   ------
      Long-term obligations under capital leases $  5,384
                                                   ======


Total capital leases consist of the following property, buildings and equipment:
                                        Fiscal Year Ended
                                   -----------------------------
                                   Dec. 29, 2002   Dec. 30, 2001
                                   -------------   -------------
                                          (In thousands)
    Buildings and improvements       $ 6,699         $ 6,699
    Equipment                          3,234           7,830
                                     -------         -------
                                       9,933          14,529
    Accumulated amortization          (4,517)         (5,385)
                                     -------          ------
       Total leased properties       $ 5,416         $ 9,144
                                     =======         =======

Rental expense under operating leases was $8,664,000, $5,921,000, and $5,423,000 for the years ended December 29, 2002, December 30, 2001, and December 31, 2000, respectively.

Rental expense includes contingent rentals of $261,000, $253,000, and $278,000 for the years ended December 29, 2002, December 30, 2001 and
December 31, 2000, respectively.

On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23.3 million, net of expenses of $1 million. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases.

The gain that the Company realized on the above real estate transactions was approximately $4.1 million and was deferred and classified in the accompanying 2002 balance sheet as a deferred gain, and is being amortized as a reduction of rental expense over the life of the leases.

The future minimum payments under operating leases that resulted from this transaction, which are included in the table above, are $2.7 million per year for years 2003 through 2007 and $37.4 million thereafter.

Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the minimum future rentals on operating leases/subleases as of December 29, 2002:

                                          Operating
                                            Leases
                                          ---------
          Year                         (In thousands)

          2003                             $   927
          2004                                 629
          2005                                 627
          2006                                 593
          2007                                 253
          Thereafter                            82
                                            ------
          Total minimum lease
            payments to be received        $ 3,111
                                            ======

Rental income under operating leases was $1,082,000, $1,234,000, and $1,266,000, for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively, and is included in other expenses in the accompanying consolidated income statements.

9.   COMMITMENTS AND CONTINGENCIES

As previously reported, in 2001 the Company settled a lawsuit that alleged plaintiffs were denied access to the restrooms in one of the Company's restaurants in violation of the Americans with Disabilities Act. Under the terms of the settlement agreement the Company is required to renovate all wheelchair inaccessible restrooms in Krystal owned restaurants over a ten year period beginning in 2002.

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

10.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee Stock Options Plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc. authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions in 2002 or 2001. No options were granted or exercised in 2002, 2001 or 2000.

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

                                                 2002    2001     2000
                                               ------   ------   ------
              Net Income (loss)(in thousands):
                  As reported                 $ 9,206  $(3,601) $(5,311)
                  Stock compensation expense    ( 100)  (   93)  (  133)
                                              -------  -------  -------
                  Pro forma                   $ 9,106  $(3,694) $(5,444)
                                              =======  =======  =======




A summary of the Company's stock option activity is as follows:

                                           (shares in thousands)

                                             2002               2001                2000
                                      ------------------   ----------------   ----------------
                                                Weighted           Weighted          Weighted
                                      Shares     Average   Shares   Average   Shares  Average
                                       Under    Exercise    Under  Exercise   Under   Exercise
                                      Option     Price      Option   Price    Option   Price
                                      -------  ---------   ---------  -------  -------  ------
   Outstanding at beginning of year     700      $4.50       700      $4.50     700     $4.50
      Granted                            -          -         -          -       -         -
      Exercised                          -          -         -          -       -         -
                                      -----      -----      -----     -----   -----     -----
   Outstanding at end of year           700      $4.50       700      $4.50     700     $4.50
                                      =====      =====      =====     =====   =====     =====
   Exercisable at end of year           250      $4.50       230      $4.50     210     $4.50

   Shares available for future grant    300                  300                300

Of the 700,000 shares subject to options outstanding at December 29, 2002,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 5.6 years, of which 100,000 shares are exercisable; and (ii) options to purchase 600,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 5.6 years, of which 150,000 are exercisable.


11.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 2002
                               Cost of      Income from
                   Revenues   Restaurant    Continuing      Net
                                Sales       Operations     Income
                   --------    ---------    -----------    -------
Quarter Ended:
   March 31        $ 62,875    $ 49,655       $   600       $ 3,526
   June 30           64,999      50,441         1,581         1,839
   September 29      63,495      50,305           203           621
   December 29       62,843      48,681           953         3,220
                   --------     -------       -------       -------
                   $254,212    $199,082       $ 3,337       $ 9,206
                   ========     =======       =======       =======

      Fiscal 2001
                               Cost of       Loss from
                   Revenues   Restaurant    Continuing        Net
                                Sales       Operations       Loss
                   --------    ---------    -----------     -------
Quarter Ended:
   April 1        $ 61,007     $ 50,370       $(2,138)      $(1,925)
   July 1           64,967       53,335        (  420)       (  175)
   October 3        63,417       51,801        (1,442)       (1,232)
   December 30      64,506       49,882        (  511)       (  269)
                   --------     --------       -------       -------
                  $253,897     $205,388       $(4,511)      $(3,601)
                   ========     ========       =======       =======


12. Segment Reporting

The Company has historically operated in three defined reportable segments: restaurants, franchising, and fixed base airport hangar operations ("FBO").
The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of food products to the general public. The franchising segment consists of franchise sales and support activities and derives its revenues from fees related to the sales of franchise and development agreements and collection of royalties from franchisees of the Krystal brand. The FBO operation was sold in October 2002 and is reflected as assets held for sale in the accompanying 2001 balance sheet and discontinued operations in the accompanying statement of operations. All of the Company's revenues are derived within the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:
(in thousands)                                         2002           2001           2000
Revenues:
   Restaurants                                       $246,245       $246,898       $253,967
   Franchising                                          7,967          6,999          5,828
-------------------------------------------------------------------------------------------
Total segment revenues                               $254,212       $253,897       $259,795
===========================================================================================

Depreciation and Amortization:
   Restaurants                                       $ 10,696       $ 13,847       $ 14,042
   Franchising                                              3              4              4
-------------------------------------------------------------------------------------------
Total segment depreciation and amortization          $ 10,699       $ 13,851       $ 14,046
===========================================================================================

Earnings before Interest, Taxes, Depreciation,
  and Amortization ("EBITDA"):
   Restaurant                                        $ 19,141       $ 15,409       $ 14,106
   Franchising                                          5,512          4,474          4,165
-------------------------------------------------------------------------------------------
Total segment EBITDA                                 $ 24,653       $ 19,883       $ 18,271
===========================================================================================

Interest expense:
   Restaurant                                        $  9,332       $ 12,946       $ 13,197
   Franchising                                              0              0              0
-------------------------------------------------------------------------------------------
Total segment interest expense                       $  9,332       $ 12,946       $ 13,197
============================================================================================

Capital Expenditures:
   Restaurants                                       $  9,740       $  5,665       $ 22,463
   Franchising                                              0              0              0
-------------------------------------------------------------------------------------------
Total segment capital expenditures                   $  9,740       $  5,665       $ 22,463
===========================================================================================

Total Assets:
   Restaurants                                       $153,083       $187,324       $192,615
   Franchising                                          2,043          1,718          1,599
-------------------------------------------------------------------------------------------
Total segment assets                                 $155,126       $189,042       $194,214
===========================================================================================

A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:
Segment depreciation and amortization                $ 10,699       $ 13,851       $ 14,046
Unreported segments (1)                                   289            297            251
-------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $ 10,988       $ 14,148       $ 14,297
===========================================================================================

A reconciliation of segment EBITDA to consolidated
  EBITDA is as follows:

Segment EBITDA                                       $ 24,653       $ 19,883       $ 18,271
Unreported segments (1)                                   187            607            529
-------------------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 24,840       $ 20,490       $ 18,800
===========================================================================================

A reconciliation of segment total assets to consolidated total assets is as follows:

Total segment assets                                 $155,126       $189,042       $194,214
Assets held for sale                                        0          5,093          5,236
Unreported segments (1)                                 3,182          3,855          3,751
-------------------------------------------------------------------------------------------
Total consolidated assets                            $158,308       $197,990       $203,201
===========================================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in 2002.

Item 10.  Directors and Executive Officers of the Company

     The directors of the Company, which serve until the next annual meeting of shareholders or until their successors are elected and qualified or until their earlier resignation or removal, are:

       Name                          Age       Position
       ----                          ---       --------

  Philip H. Sanford                   49     Chairman, Chief Executive Officer
                                             and Director
  James F. Exum, Jr.                  46     President, Chief Operating Officer
                                             and Director
  Andrew G. Cope                      61     Director
  S. K. Johnston III                  49     Director
  W. A. Bryan Patten                  62     Director
  Richard C. Patton                   41     Director
  Benjamin R. Probasco                43     Director
  A. Alexander Taylor II              49     Director

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

     S. K. Johnston III has been a director of the Company since April 2001 and has been the Executive Vice President of Strategic Planning for Coca-Cola Enterprises, Inc. since January 2000. Prior to that, Mr. Johnston has served in a variety of executive management positions at Coca-Cola Enterprises, Inc. since 1993. Mr. Johnston is a director of SunTrust Bank. Mr. Johnston is a member of the Compensation Committee of the Board of Directors.

     Andrew G. Cope has been a Director of the Company since April 2000 and is President of Johnston Southern Company, LLC, an investment holding company. Mr. Cope is a member of the Audit Committee of the Board of Directors.

     W. A. Bryan Patten has been a Director of the Company since September 1997 and is the President of Patten & Patten Inc., a registered investment advisory firm in Chattanooga, Tennessee. Mr. Patten is a member of the Audit Committee of the Board of Directors.

     Richard C. Patton has been a Director of the Company since September
1997 and has been President of Woodmont Capital, LLC since 1997, and President of Investments at Ingram Industries Inc., a diversified holding company, since January of 1996. Prior to joining Ingram Industries Inc., Mr. Patton was self-employed as an investor. From June 1992 to June 1995, Mr. Patton was an equity analyst and portfolio manager with Fidelity Investments. From
June 1984 to September 1990, Mr. Patton developed the San Antonio Taco Co.
and Granite Falls restaurants. Mr. Patton is a director of Williamson-Dickie Manufacturing Co. (work apparel). Mr. Patton is a member of the Audit Committee of the Board of Directors.

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been a principal with Kinsey Probasco & Associates since
June, 2001. Prior to joining Kinsey Probasco, Mr. Probasco was employed by Gordon Biersch Brewery Restaurant Group, Inc. ("Biersch"), from April 1998 to June 2001. Prior to joining Biersch, Mr. Probasco was employed for two years at Probasco & Company, a real estate development company, six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group. Mr. Probasco is a member of the Compensation Committee of the Board of Directors.

     A. Alexander Taylor II has been a Director of the Company since
April 22, 1998 and has been President and Chief Operating Officer of
Chattem, Inc. since January 1998. Prior to joining Chattem, Inc., Mr. Taylor was a partner in the law firm of Miller & Martin LLP and was affiliated with that firm from 1978 to 1998. Mr. Taylor is a director of Chattem, Inc. (consumer products) and U.S. Xpress Enterprises, Inc. (transportation). Mr. Taylor is a member of the Compensation Committee of the Board of Directors.

      The Executive Officers of the Company, in addition to Messrs. Sanford and Exum, each of whom serves at the discretion of the board of directors, are:

       Name                     Age        Position
       ----                     ---        --------
  Larry D. Bentley              46     Senior Vice President and Chief
                                            Financial Officer
  Michael C. Bass               56     Senior Vice President, Administration
  Gordon L. Davenport, Jr.      43     Vice President, Marketing - Development
  Roger A. Rendin               54     Vice President, Human Resources
  Glen R. Griffiths             57     Vice President, Franchise Development
  James L. Richards             43     Vice President, Franchise Services


     Larry D. Bentley was elected Senior Vice President and Chief Financial Officer on December 19, 2002. Prior to that, Mr. Bentley served as Vice President and Chief Financial Officer of the Company since 1997.
From 1991 to 1996, Mr. Bentley was Executive Vice President and Chief Financial Officer of U.S. Xpress Enterprises, Inc. From 1979 to 1991,
Mr. Bentley served in various capacities with Arthur Andersen & Co.

     Michael C. Bass was elected Senior Vice President - Administration on December 19, 2002. Prior to that, Mr. Bass served as Vice President - Administration since 1998. He has served in various capacities with the Company since 1979, including Director of Purchasing, Director of Administration and Vice President of Administration. From 1969 to 1979 he held various management positions with Marriott Corporation.


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

     James L. Richards was appointed Vice President, Franchise Services in April 2002. From December 1999 to April 2002, he served as Director of Franchise Services. From February 1998 to December 1999, he served as Regional Director of Operations of the North Region for the Company. From October 1988 to January 1998, he was the Owner/Vice President of Sequoyah Communications Inc., a radio station in Knoxville, Tennessee. From November 1983 to September 1988, he was employed by Winner's Corp. "Mrs. Winner Chicken and Biscuits" as District Manager.

Item 11.  Executive Compensation

     The following table summarizes the total compensation for the last three fiscal years of the following six highest compensated named executive officers of the Company during the last fiscal year.

                             Summary Compensation Table

                                                                   Long-Term
                                Annual Compensation               Compensation
                           -------------------------------------- ------------
                                                         Other       Securities
                                                         Annual      underlying
Name and                                                 Compen-      Options
Principal Position          Year       Salary   Bonus    sation(1)(2) Awarded

Philip H. Sanford           2002      $387,500  $232,500  $  --             0
  Chairman of the Board of  2001       387,500    --         --             0
  Directors and Chief       2000       387,500    --         --             0
  Executive Officer

James F. Exum, Jr.          2002       337,500   202,500     --             0
  President and Chief       2001       337,500    --         --             0
  Operating Officer         2000       337,500    --         --             0
  And Director

Larry D. Bentley            2002       198,000   105,140   85,140           0
  Senior Vice President,    2001       187,500    --         --             0
  Chief Financial Officer   2000       176,835    --         --             0

Gordon L. Davenport, Jr.    2002       203,830    87,647   87,647           0
  Vice President Marketing  2001       197,890    --         --             0
  and Development           2000       191,163    --         --             0

Michael C. Bass             2002       164,012    70,308   70,308           0
  Senior Vice President     2001       152,414    --         --             0
  Administration            2000       146,216    --         --             0

Roger A. Rendin             2002       197,970    79,967   79,967           0
  Vice President            2001       193,900    --         --             0
  Human Resources

(1) Except as disclosed in the table, the value of perquisites received by the named executive officers did not exceed the lesser of either $50,000 or 10.0% of their total salary and bonus for such year.

(2) Amounts reflected in Other Annual Compensation reflect earned, but unvested, bonuses under the Company's Long-term Incentive Plan. Such amounts are only payable in the event the employee is still employed with the Company at the end of fiscal 2005.


     There are no employment agreements with any of these individuals. The Company has adopted performance-based incentive compensation plans for the management of the Company, including short and long term cash bonus plans and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Company on a fully-diluted basis, assuming exercise of options, of which an amount equal to 7% of the outstanding common stock of the Port Royal on a fully-diluted basis has been granted. Non-employee directors receive a fee of $1,000 for each Board of Directors and committee meeting attended.

OPTION EXERCISES AND HOLDINGS

     The option activity by the Company's chief executive officer and the other named executive officers during the fiscal year ended December 29, 2002, as well as the number and total value of unexercised in-the-money options at December 29, 2002, are shown in the following table. All references to options and shares refer to Port Royal Stock.


                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at December 29, 2002

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Dec. 29, 2002     In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
Philip H. Sanford            --        --         --/--            -/-

James F. Exum, Jr.           --        --   180,000/320,000       -/-

Larry D. Bentley             --        --     25,000/75,000        -/-

Gordon L. Davenport, Jr.     --        --     25,000/75,000        -/-

Michael C. Bass              --        --         --/--            -/-

Roger A. Rendin              --        --         --/--            -/-

Glen R. Griffiths            --       --         --/--             -/-

James L. Richards            --       --         --/--             -/-

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


      Name                                 Amount of             Percent of
                                     Beneficial Ownership          Class (1)
   Directors
Philip H. Sanford(2)                      2,600,000                 26.0
James F. Exum, Jr.(3)                       180,000                  1.8
W. A. Bryan Patten(4)                       863,333(5)               8.6
Richard C. Patton(6)                      1,233,333(7)              12.3
Benjamin R. Probasco(8)                     863,333(9)               8.6
A. Alexander Taylor II                      123,333                  1.2
Andrew G. Cope(13)                          123,333                  1.2
S. K. Johnston III(14)                    1,233,334(15)             12.3
   Executive Officers
Larry D. Bentley(3)                          25,000                  0.3
Gordon L. Davenport, Jr.(3)                 291,667                  2.9
Michael C. Bass                                   0                    0
Roger A. Rendin                                   0                    0
Glen R. Griffiths                                 0                    0
James L. Richards                                 0                    0

   5% Shareholders
Katherine J. Johnston Trust(10)           1,233,333                 12.3
Ingram Investments, Inc.(11)              1,233,333                 12.3
P&P Port Royal Investors, LP(12)            863,333                  8.6
All Directors, Director Nominees and
     Executive Officers as a group
     (14 persons)                         7,536,666                 75.4

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to stock options held by such beneficial owner are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for this beneficial owner is The Krystal Building, One Union Square, Chattanooga, Tennessee 37402.
(3) Includes 180,000 shares for Mr. Exum, 25,000 shares for Mr. Bentley and 25,000 shares for Mr. Davenport, Jr. subject to purchase within sixty days of March 20, 2003 under the Company's Incentive Stock Plan.
(4) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc. Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Ingram Investments, Inc., an investment fund for which Mr. Patton is the President.
(8) The address for this beneficial owner is 100 East Tenth Street, Suite 600, Chattanooga, Tennessee 37402.
(9) Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(13) Includes shares held by High Hemlock Partners, an investment fund for which Mr. Cope is managing partner.
(14) The address for this beneficial owner is 2791 Twin Oaks Way, Wellington, Florida, 33414.
(15) Includes shares held by his wife, and a trust for the benefit of his daughter, the Louisa L. Johnston Trust. Mr. Johnston disclaims beneficial ownership of all but 468,667 of these shares.

Item 13.  Certain Relationships and Related Transactions

     None

Item 14. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          PART IV


Item 15. Exhibits , Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        The financial statements are included in Part II, Item 8 of this report on form 10-K.

    2.  Financial statement schedules

        All schedules are omitted because the information is either not required or is included in the financial statements or notes hereto.

    3.  Exhibits

        See exhibit index

(b)     Reports on Form 8-K -

        The registrant filed a Form 8-K in the second quarter of fiscal 2002 stating a change in the registrant's certifying accountant. The registrant filed a Form 8-K during the fourth quarter of fiscal
        2002 to report the completed sale of substantially all of the assets of its fixed based hangar operation located in Chattanooga, Tennessee.



                           CERTIFICATION
                           -------------

The undersigned principal executive officer and principal financial officer of the Company certify that (1) the undersigned has reviewed this report on form 10-K, (2) based on the undersigned's knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading and (3) based on the undersigned's knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in this report.


Dated: March 27, 2003
---------------------               /s/Philip H. Sanford
                                    --------------------
                                    Philip H. Sanford, Chairman and
                                    Chief Executive Officer

                                    /s/Larry D. Bentley
                                    -------------------
                                    Larry D. Bentley, Senior Vice President
                                    and Chief Financial Officer



Signatures --

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Krystal Company

Dated: March 27, 2003                 By: /s/ Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/ Philip H. Sanford
----------------------
Philip H. Sanford       Chairman of the Board of
                        Directors and Chief Executive
                        Officer and Director              March 27, 2003
/s/ James F. Exum, Jr.
----------------------
James F. Exum, Jr.      President, Chief Operating
                        Officer and Director              March 27, 2003
/s/ Andrew G. Cope
----------------------
Andrew G. Cope          Director                          March 27, 2003

/s/ S. K. Johnston III
----------------------
S. K. Johnston III      Director                          March 27, 2003

/s/ W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 27, 2003

/s/ Richard C. Patton
----------------------
Richard C. Patton       Director                          March 27, 2003

/s/ Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 27, 2003

/s/ Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 27, 2003





                                CERTIFICATIONS
                                --------------

I, Philip H. Sanford, Chairman and Chief Executive Officer, certify that:

    1.   I have reviewed this annual report on Form 10-K of The Krystal
Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003
                                          /s/Philip H. Sanford
                                          ---------------------------
                                          Philip H. Sanford, Chairman
                                          and Chief Executive Officer


I, Larry D. Bentley, Vice President and Chief Financial Officer, certify that:

    1.   I have reviewed this annual report on Form 10-K of The Krystal
Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003
                                          /s/Larry D. Bentley
                                          -----------------------
                                          Larry D. Bentley, Senior Vice
                                          President and Chief Financial
                                          Officer




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

        4.3     Form of Exchange Note (included in Exhibit 4.1). (2)

        4.4     Registration Rights Agreement, dated as of September 26,
                1997, between TKC Acquisition Corp. and UBS Securities, LLC. (2)

       10.1 Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998. (3)

       10.2 Sale-leaseback Agreement by and between Crystac Property I LLC and The Krystal Company dated as of December 31, 2001. (4)

       10.3 Master lease dated as of December 31, 2001 by and between Crystac Property I LLC and The Krystal Company. (4)

       10.4 Sale-leaseback Agreement by and between Crystac Property II LLC and The Krystal Company dated as of December 31, 2001. (4)

       10.5 Master lease dated as of December 31, 2001 by and between Crystac Property II LLC and The Krystal Company. (4)

       10.6 Credit Agreement dated as of January 28, 2002 among The Krystal Company, Krystal Aviation Co., Krystal Aviation Management Co. and Port Royal Holdings, Inc. and Bank of America, N.A. as administrative agent, and ORIX Financial Services, Inc. as documentation agent and the lenders listed therein. (4)

       10.7 Purchase Agreement entered into as of 17th day of October, 2002 by and between Krystal Aviation Co., a Tennessee corporation with offices at One Union Square, Chattanooga, Tennessee 37402 and Truman Arnold Companies, a Texas corporation with offices at 2900 St. Michael Drive, Fifth Floor, Texarkana, Texas 75503 for Truman Arnold Companies to purchase substantially all the asset of Krystal Aviation.

       21.1     Subsidiaries of the Company. (2)

       27.1     Schedule II - Valuation and qualifying accounts

       (1)Incorporated by reference from the Definitive Proxy Statement of the Company filed on September 15, 1997.

       (2)Incorporated by reference from the Company's Registration Statement on Form S-4 filed November 25, 1997.

       (3)Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act. Reported on Form 10-K for the fiscal year ended January 3, 1999.

       (4)Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act. Reported on Form 10-K for the fiscal year ended December 30, 2001.



Exhibit 10.7 -

                             PURCHASE AGREEMENT
                           FOR PURCHASE AND SALE

                                    OF

                THE CHATTANOOGA, TENNESSEE FBO FACILITIES OF
                        KRYSTAL AVIATION CO.

                                 BETWEEN

                           KRYSTAL AVIATION CO.
                                 "Seller"

                                   AND

                        TRUMAN ARNOLD COMPANIES
                                 "Buyer"

                            October 17, 2002

                           PURCHASE AGREEMENT

THIS PURCHASE AGREEMENT (this "Agreement") is entered into as of 17th day of October, 2002 by and between KRYSTAL AVIATION CO., a Tennessee corporation with offices at One Union Square, Chattanooga, Tennessee 37402 ("Seller") and TRUMAN ARNOLD COMPANIES, a Texas corporation with offices at 2900 St. Michael Drive, Fifth Floor, Texarkana, Texas 75503 ("Buyer"). The Krystal Company, the sole shareholder of the Seller, joins in this agreement for the limited purposes described in Sections 3.3(d) and 15.3.

                              WITNESSETH:

   WHEREAS, Seller currently operates fixed base operations at Lovell Field in Chattanooga, Tennessee; and

   WHEREAS, Buyer desires to purchase and acquire from Seller and Seller desires to sell, transfer, assign and convey to Buyer, certain assets utilized by Seller to conduct business at its fixed base operation under the terms and conditions hereinafter set forth.

   NOW, THEREFORE, in consideration of these premises, the mutual promises, representations and covenants set forth herein, and for other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

                             ARTICLE I
                 Particular Terms and Definitions

   As used in this Agreement, the following terms shall have the respective meanings indicated opposite each of them. Certain other capitalized terms are defined where they appear in this Agreement.

   1.1. "Affiliate" means any person or entity of any nature whatsoever directly or indirectly controlling or controlled by or under direct or indirect common control with, the person specified.

   1.2.   "Agreement" means this Purchase Agreement between Seller and Buyer.

   1.3.   "Airport" means Lovell Field in Chattanooga, Tennessee.

   1.4. "Assumed Obligations" shall have the meaning ascribed to such term in Section 5.3 hereof.

   1.5.   "Authority" means the Chattanooga Metropolitan Airport Authority.

   1.6. "Claim" shall have the meaning ascribed to such term in Section 15.5 hereof.

   1.7.   "Closing" shall have the meaning ascribed to such term in Section
2.3 hereof.

   1.8.   "Closing Date" means the date on which the Closing occurs.

   1.9.   "Code" means the Internal Revenue Code of 1986, as amended.

   1.10.  "Contracts" shall have the meaning ascribed to such term in
Section 5.1(a) hereof.

   1.11.  "Damages" shall have the meaning ascribed to such term in
Section 15.1 hereof.

   1.12. "Environmental Claim" means any allegation, notice of violation, claim, demand, or order or direction by any governmental authority, agency, court, or any Person for personal injury or death, property damage, damage to the environment, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, resulting from or based upon (i) the existence or release, or continuation of any release (including, without limitation, accidental or non-accidental leaks or spills), of, or exposure to, any Hazardous Substances, chemical, material, pollutant, contaminant, or other release or emission in, into or onto the environment (including, without limitation, the air, ground, water or any surface) at, in, by, from, or related to the FBO, (ii) the environmental aspects of the use, generation, transportation, storage, treatment, recycling, or disposal of materials in connection with, or originating from, the operation of the FBO, or (iii) the violation, or alleged violation, of any statute, ordinance, order, rule, regulation, permit or license of or from any governmental authority, agency or court relating to environmental matters connected with the FBO.

   1.13. "Lovell Field" means Lovell Airfield in Chattanooga, Tennessee operated by the Authority.

   1.14. "Excluded Assets" shall have the meaning ascribed to such term in Section 2.2 hereof.

   1.15. "FBO" means the fixed base operations of Seller at Lovell Field, which fixed base operations are the subject of this Agreement.

   1.16. "FBO Leases" mean the three leases entered into between Authority and Seller or its predecessors dated October 10, 1991, October 21, 1991 and January 1, 1993 with all amendments which are in effect as of the date of this Agreement.

   1.17. "FBO Subleases" mean the subleases of portions of the Leasehold Estate subleased by Seller or its predecessors to Star Avionics, Inc. dated October 15, 1996, to Provident Companies, Inc., dated April 10, 1997, to U.S. Xpress Enterprises, Inc., dated July 17, 2000, to The Dixie Group, Inc., dated October 15, 1999, and to Olan Mills, Inc. dated October 1, 1982, and the First Amendment thereto dated October 1, 1991, as assigned by Olan Mills, Inc. to Astec Industries, Inc. by an Assignment and Assumption Agreement dated September 18, 2001, and any standard hangar lease arrangements and to The Lupton Co., LLC dated September 26, 1986 (John T. Lupton, the original tenant) together with an Assignment and Assumption Agreement dated January 11, 1996 and Lease Modification Agreement dated March 12, 2002.

   1.18. "Fuel, Oil and De-Icing Fluid Inventory" means all fuel, oil and de-icing fluid on hand at the FBO as of the Closing Date.

   1.19. "Hazardous Substance" means those substances which are regulated by or form the basis of liability under any federal, state or local environmental, health, or safety statute, ordinance, order, rule, regulation, permit or license, including, without limitation, solvents, petroleum products, polychlorinated biphenyls, and radioactive substances, or any other substance which constitutes a known health, safety, or environmental hazard to the person or property.

   1.20. "Intangible Personal Property" shall have the meaning ascribed to such term in Section 2.1 hereof.

   1.21.  "Leasehold Estate" means the property subject to the FBO Leases.

   1.22.  "Marks" shall have the meaning ascribed to such term in Section 2.2
(f) hereof.

   1.23. "Permitted Encumbrances" shall have the meaning ascribed to such term in Section 6.1(r) hereof.

   1.24. "Person" means any state agency, any municipality, governmental subdivision of the state or the United States, public or private corporation, individual, partnership, association, limited liability company, or other entity.

   1.25.  "Personal Property" shall have the meaning ascribed to such term in
Section 2.1(c) hereof.

   1.26.  "Purchased Assets" shall have the meaning ascribed to such term in
Section 2.1 hereof.

   1.27.  "Purchase Price" shall have the meaning ascribed to such term in
Section 3.1 hereof.

   1.28. "Receivables" means all service, repair and guest ledger receivables, credit card charge invoices, and other accounts and notes receivable related to the FBO existing on the Closing Date.

   1.29. "Seller's Knowledge," "Seller has no Knowledge" or words of similar import means the actual knowledge of Larry Bentley, Terry McDowell, and Bob Kincaid.

                               ARTICLE II
                        Sale of Chattanooga FBO

   2.1. Agreement to Sell and Purchase Assets. On the terms and conditions set forth in this Agreement, and subject to the provisions of Section 2.2 hereof, Seller agrees to sell, transfer, assign and convey to Buyer, and Buyer agrees to purchase, acquire and accept from Seller all of Seller's rights, title and interest in and to the following (collectively, the "Purchased Assets"):

   (a)   The FBO Leases;

   (b) Seller's personal property and fixtures located on the Leasehold Estate including, without limitations, all leasehold and other improvements relating to the Leasehold Estate;

   (c) Substantially all operating assets of Seller at the FBO, as shown on the asset schedule attached as Schedule 2.1(c), (the "Asset Schedule"), including, but not limited to, all shop and maintenance equipment, vehicles (provided, that Fuel, Oil and De-Icing Fluid Inventory, are to be priced and paid for separately as hereinafter provided in Sections 3.2(a) and all other tangible personal property owned by Seller as of the Closing Date and used in the ownership, operation and maintenance of the FBO (collectively, the "Personal Property");

   (d) All intangible personal property owned by Seller and used in the ownership, operation and maintenance of the FBO (the "Intangible Personal Property"), including, without limitation, all assignable executory Contracts relating to the FBO, including the FBO Subleases, except as provided in
Section 2.2 of this Agreement;

   (e) All assignable permits and licenses, in the name of Seller, used or required in connection with the operation, occupancy or carrying on of the business of the FBO listed on Schedule 2.1(e) hereto;

   (f) All lists of Seller's current customers at the FBO (including name, address, telephone number and name and title of contact person, to whom Seller provides services and/or sells goods); and

   (g) All telephone numbers used by Seller exclusively in connection with the FBO.

   2.2. Excluded Assets. Anything in Section 2.1 of this Agreement to the contrary notwithstanding, the Purchased Assets do not include and Seller reserves and retains all rights, title and interest in and to:

   (a)   Aircraft;

   (b)   Cash;

   (c)   The Receivables;

   (d) All of Seller's corporate, accounting and tax books and records other than those relating to the business operations of the FBO;

   (e) Any and all choses in action, claims and litigation arising prior to the Closing;

   (f) Any and all trade marks owned by Seller or The Krystal Company related to the name or mark "Krystal Aviation Co.," "Krystal" or other name the FBO is currently using; and

   (g)   The assets described in Schedule 2.2(g).

   2.3. Closing. The closing of the purchase and sale contemplated herein at which all of the Purchased Assets Seller shall transfer, assign, convey and deliver to Buyer, and at which Buyer shall deliver the Purchase Price to Seller and assume the Assumed Obligations (the "Closing"), shall be held at the offices of Miller & Martin LLP, 1000 Volunteer Bldg., 832 Georgia Ave., Chattanooga, Tennessee, 37402, local time, on or before October 17, 2002, or at such other earlier or later time or other place as the parties may mutually agree (the actual date of the closing being herein referred to as the "Closing Date").

                               ARTICLE III
                              Purchase Price

   3.1. Purchase Price. For and in consideration of the transfer and assignment of the Purchased Assets and the Covenants Not To Compete set forth in Section 3.4 hereof, Buyer shall pay to Seller the sum of Ten Million Seven Hundred Fifty Thousand Dollars ($10,750,000), plus an additional amount equal to the value of the Fuel, Oil and De-Icing Fluid Inventories, (collectively, the "Purchase Price"). The price for Fuel, Oil and De-Icing Fluid Inventory shall be determined in accordance with Sections 3.2(a) hereof. The Purchase Price shall be allocated among the Purchased Assets as shown on Schedule 3.1 hereto.

   3.2   Additional Purchase Price.

   (a) Fuel, Oil and De-Icing Fluid Inventory. Prior to the Closing Date, Buyer and Seller will mutually conduct a physical inventory of all fuel, oil and de-icing fluid on hand at the FBO as of the Closing Date. Buyer shall pay Seller at the Closing an amount equal to Seller's actual, out-of-pocket cost, as evidenced by invoices paid by Seller, of Fuel, Oil and De-Icing Fluid Inventory. Any and all fuel flowage fees and taxes paid, or due to be paid, with respect to Fuel, Oil and De-Icing Fluid Inventory shall be prorated as of the Closing Date. Seller shall be responsible for payment of all flowage fees and taxes applicable to the Fuel, Oil and De-Icing Fluid Inventory conveyed to Buyer at Closing to the extent of Buyer's payment thereof to Seller.

   (b) Receivables. Receivables relating to products or services sold or performed prior to the Closing shall be retained by Seller, whether or not the party purchasing such product or service shall have actually signed the appropriate charge slip or invoice relating to such purchase at the Closing Date.

   (c)   Implementation of Prorations and Other Payments.  Not less than five
(5) business days prior to the Closing Date, Seller and Buyer shall undertake in good faith to mutually agree upon a closing statement setting forth the determination of the items to be prorated and accounted for hereunder, and the net amount due to Buyer shall be paid at the Closing.

   (d) Contracts. Contracts (as hereinafter defined) having payments due less frequently than monthly shall be prorated as of the Closing Date.

   3.3. Payment of Purchase Price. The Purchase Price and prorated items shall be paid in cash or by wire transfer at the Closing as follows:

   (a) Escrow. The parties hereto and Century Bank, N.A., Texarkana, Texas (the "Escrow Agent") have previously entered into an Escrow Agreement (the "Escrow Agreement"), pursuant to which Buyer tendered and the Escrow Agent is now holding the sum of One Hundred Thousand Dollars ($100,000) (the "Escrow Fund"), pending the consummation of the transactions contemplated herein and therein. The Escrow Fund shall be paid only as provided in Section 5 of the Escrow Agreement.

   (b) Cash Purchase Price. At the Closing, the Escrow Agent shall disburse the Escrow Fund, plus any income, interest or other amounts received thereon (the "Total Escrow Fund") to Seller, to be credited by it against payment of the Purchase Price, and Buyer shall pay to Seller the remainder of the Purchase Price.

   (c) Other Amounts. Any other amounts due to Seller in accordance with the terms of Article IV hereof shall be paid at the Closing.

   (d)   Covenants Not To Compete.

(i) Term and Area. In consideration of allocating the sum of One Hundred Thousand Dollars ($100,000) out of the Purchase Price to the Covenants Not To Compete contained in this Section 3.4, The Krystal Company, the sole shareholder of Seller ("Covenanting Shareholder)," and Seller will execute at Closing agreements ("Covenants Not To Compete") covenanting and agreeing that for a period of five (5) years from the Closing Date, they will not, directly or indirectly, within and upon the area known as Lovell Field, engage in, or own (excluding passive investment interests of less than five percent (5%) of the voting stock of publicly-traded securities registered under Section 12 of the Securities Exchange Act of 1934, as amended), manage, operate, control or participate in the ownership, management, operation or control of or otherwise be connected in any manner with any business which engages in any activity that is directly or indirectly competitive with the FBO.

      (ii) Invalidity in Whole or Part. The Covenants Not To Compete will provide that if, in any judicial proceeding, the duration or scope of any covenant or agreement of Seller or the Covenanting Shareholder contained therein shall be adjudicated to be invalid or unenforceable, the parties agree that the Covenants Not To Compete shall be deemed amended to reduce such duration or scope to the extent necessary to permit enforcement of such covenant or agreement, such amendment to apply only with respect to the operation of such covenant or agreement in the particular jurisdiction in which such adjudication is made. Upon any such adjudication of invalidity or unenforceability, Buyer shall be entitled to a refund of all of the consideration paid by Buyer for the Covenants Not To Compete.

      (iii) Covenants Specifically Enforceable. The Covenants Not To Compete will also provide that the parties thereto acknowledge and agree that money damages would not constitute an adequate remedy in the event of a breach of the Covenants Not To Compete and that, in addition to any other remedies which may be available to Buyer, the obligations of Seller or the Covenanting Shareholder under the Covenants Not To Compete shall be specifically enforceable. Notwithstanding the foregoing, no remedy conferred under the Covenants Not To Compete, or otherwise available at law or in equity, is intended to be exclusive of any other such available remedies, but each and every remedy shall be cumulative and shall be in addition to every other remedy given hereunder or existing at law, in equity or by statute.

      (iv) Summary Provisions. The foregoing subparagraphs relating to the Covenants Not To Compete are summary in nature and reference is made to the Covenants Not To Compete themselves for the entire agreements among the parties relating thereto.

                               ARTICLE IV
                             Other Payments

   4.1. Prorations and Other Payments. Operation of the FBO until 12:01 a.m. on the Closing Date shall be for the account of Seller, and thereafter for the account of Buyer. Those items of revenue and expense of the FBO and other items hereinafter described shall be prorated and adjusted between Seller and Buyer as of the Closing Date as follows:

   (a) General Adjustment. Real estate taxes, possessory interest taxes and personal property taxes for the current year, lease payments and rents, and any other receipts and expenses attributable to any lease by Seller, as lessor or lessee of the Leasehold Estate, and other operating income and expenses relating to the Leasehold Estate for the month in which the Closing occurs, shall be prorated as of the Closing Date between Buyer and Seller pursuant to the standards applicable in Hamilton County, Tennessee. All business, license, occupation, sales, use, withholding or similar taxes, or any other taxes of any kind (other than real estate and personal property taxes which shall be prorated as herein provided) relating to the FBO or the Purchased Assets and attributable to the period prior to the Closing Date shall be paid by Seller, and all such taxes attributable to the period on and after the Closing Date shall be paid by Buyer.

   (b) Utilities. Buyer shall make appropriate arrangements for transfer of all necessary utility and other services in its own name to be effective as of the Closing Date. In lieu of prorating power, gas and water bills, the appropriate utilities will be requested by Seller to take meter readings as close to the Closing Date as possible and to bill Seller for service prior to such readings and to bill Buyer for service thereafter. The readings may occur before or after the Closing Date. With respect to telephone services, upon receiving a copy of the billing for telephone service following the Closing, Seller will either pay directly or reimburse Buyer within ten (10) business days after receipt thereof for those charges attributable to calls made prior to the Closing Date. General monthly charges reflected by such billing for telephone service to the FBO will be prorated on the basis of the number of days Seller owned the FBO during the period covered by the billing.

   4.2. Costs. Costs and expenses relating to the transactions contemplated by this Agreement shall be borne and paid as follows:

   (a) Transfer Fees. Transfer fees (if any) related to the transactions contemplated herein shall be borne and paid by the parties as follows:

   Seller:

      (i)   for the sale, assignment and conveyance of the Purchased Assets;

      (ii)  for all excise taxes; and

      (iii) for assignment of the FBO Lease and the FBO Subleases, or other specified leases.

   Buyer: motor vehicle transfer taxes and vehicle registration fees relating to the purchase and sale of the Purchased Assets.

   Any documentary stamp or transfer taxes relating to the purchase and sale of the Purchased Assets shall be borne and paid by the parties in equal proportion.

   (b) Parties to Bear Their Own Expenses. Except as otherwise specifically provided in this Agreement, Seller and Buyer shall bear their own costs and expenses arising out of, and otherwise related to, the negotiation, execution, delivery and performance of this Agreement and the consummation of the transactions herein contemplated, including, without limitation, legal and accounting fees and expenses.

                                ARTICLE V
             Contracts, FBO Leases and Assumption of Obligations

   5.1.   Contracts

   (a) Contracts Defined. For purposes of this Agreement, the term "Contracts" shall mean and include: (i) all contracts, existing on the date hereof, referenced on Schedule 5.1 hereto, including the FBO Leases and the FBO Subleases, fuel supply trucks and other vehicle leases, radio station licenses, if any, and such other licenses and permits as are necessary to continue the business of the FBO; (ii) all other contracts and agreements incurred in connection with the FBO and which are entered into in the ordinary course of Seller's operations at the FBO, after the date hereof and prior to the Closing, provided that Seller shall secure Buyer's approval of any such contract or agreement which calls for the owner of the FBO to provide services or sell parts or equipment, which services, parts or equipment have a value in excess of Ten Thousand Dollars ($10,000); (iii) all purchase orders for non-capital expenditures outstanding on the Closing Date incurred in the ordinary course of operating the FBO; (iv) all oral contracts or agreements in the nature of those described in Sections 5.1(a)(i) or (ii) above that are currently existing and are listed on Schedule 5.1, or (v) all oral contracts or agreements that (A) are entered into after the date hereof and prior to Closing in the ordinary course of business, (B) contain terms and conditions which are not materially less favorable than those which would have been available for such product or services as of the date of execution of such oral agreements, (C) are not between Seller and any Affiliate of Seller, and (D) which have been approved by Buyer if such approval is required by
(ii) above; and (vi) any other contracts and agreements entered into by Seller with the consent of Buyer after the date hereof in connection with the FBO. Seller shall provide an updated Schedule 5.1 at the Closing to include Contracts entered into after the date hereof.

   (b) Assignment and Assumption. At the Closing, Seller shall assign and transfer to Buyer all of Seller's rights, title and interest in and to the Contracts.

   5.2 FBO Lease. Seller and Buyer agree to use commercially reasonable efforts to obtain the authorization of the Authority on or prior to Closing, to extend the FBO Leases for an additional term of ten (10) years.

   5.3. Assumption of Obligations by Buyer. At the Closing, Seller shall assign to Buyer, and Buyer shall assume, pay, perform and discharge, the following obligations of Seller, except for such obligations, including without limitation obligations to pay money, which, pursuant to the terms of the Contracts, were to be performed by Seller prior to Closing (collectively, the "Assumed Obligations"):

   (a) The FBO Leases and all lessee obligations and liabilities thereunder and the FBO Subleases and all lessor obligations and liabilities thereunder (but excluding any and all environmental and other obligations or liabilities as of the Closing Date, either as set forth or in any way related to the FBO Leases or FBO Subleases or otherwise, including, but not limited to, any environmental obligations or liabilities which are related to the current fuel storage facilities located on the premises of the FBO), but only to the extent that such obligations and liabilities occur subsequent to the Closing and

   (b) All of the other Contracts and Seller's obligations and liabilities thereunder, but only to the extent that such obligations and liabilities arise subsequent to the Closing.

   (c) All debts, obligations, or liabilities arising out of or resulting from the operation of the FBO by Buyer on or after the Closing Date.

   5.4. No Other Liabilities or Obligations Assumed. Notwithstanding anything to the contrary provided in this Agreement, Buyer shall not assume nor be obligated to pay, perform or discharge, any debt, obligation, Environmental Claim, expense or liability of Seller, whether absolute or contingent, arising out of, resulting from, or in any manner connected with operation of the FBO prior to the Closing Date.

   5.5. Employees. A list of employees employed by Seller at the FBO (collectively, the "Employees," and, individually, an "Employee") is attached hereto as Schedule 6.1(e)(i). Buyer may interview each such Employee for the purpose of determining whether Buyer desires to offer employment to such Employee as of the Closing. In the event that Buyer hires any such Employee, Seller will terminate such Employee(s) and will pay such Employee(s) all wages, salaries, commissions, bonuses, accrued vacation pay, and any other benefit or claim, which is due or owing to Employee up to but not including the Closing Date. Buyer shall have no responsibility for any of such Employees to which it does not extend an offer of employment, nor for any payment to any Employees employed by Buyer relating to or arising out of
(i) any such Employee's prior service with Seller, or (ii) the separation from Seller of any such Employee, and Seller shall indemnify, defend and hold Buyer harmless from any claims asserted under any plant closing or similar state or federal laws, or by any of Seller's Employees arising out of such Employee's employment by Seller. Buyer shall give Seller reasonable notice of the date, time and place where it proposes to interview any Employees.

Notwithstanding the foregoing, to the extent Buyer elects not to offer employment to any Employees, Buyer shall reimburse Seller for one-half of the severance costs for such Employees within five days following delivery by Seller of a calculation of the amount of such severance expense.

                               ARTICLE VI
                       Representations and Warranties

   6.1. Representations and Warranties of Seller. Seller represents and warrants to Buyer, that:

   (a) Due Organization. Seller is a corporation duly formed, validly existing and in good standing under the laws of the state of Tennessee, is qualified to do business in such other states where the nature of its business requires it to be so qualified, and has all requisite corporate power and authority to enter into, perform and carry out all of its duties and obligations in the transactions contemplated by this Agreement.

   (b) Due Authorization; Binding Effect. The execution, delivery and performance of this Agreement and the consummation of the transactions on the part of Seller contemplated hereunder have been duly authorized by all necessary corporate action on the part of Seller. This Agreement and the other documents to be executed and delivered by Seller pursuant to this Agreement constitute the legal, valid and binding obligations of Seller, enforceable in accordance with their respective terms.

   (c)   Financial Statements.   Attached hereto as Exhibit 1 are true and
complete copies of the unaudited financial statements of Seller for the fiscal years ended January 2, 2000, December 31, 2000 and December 30, 2001, which are the financial statements for Seller that are included in the audited consolidated financial statements for The Krystal Company for those same periods and the unaudited interim financial statements of Seller for the period from December 31, 2001 through September 29, 2002. Except as disclosed on Schedule 6.1(c), such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in all material respects, have been applied on a consistent basis, and present fairly the financial position and results of operations for the periods covered.

   (d) Liabilities and Obligations. Since December 30, 2001, Seller has not incurred any liabilities or obligations (whether direct or indirect, known or unknown, absolute, accrued, matured or unmatured, contingent or otherwise) of any nature, which would cause Seller, either before or after the consummation of the transaction contemplated by this Agreement, to be insolvent as that sum is defined by the Bankruptcy Code of the United States or any fraudulent conveyance law of the State of Tennessee.

   (e)   Employees.

       (i) Except as disclosed on Schedule 6.1(e)(i), all Employees are employees-at-will and are employed for an indefinite term. Except as disclosed on Schedule 6.1(e)(i), there are no employment contracts for the benefit of any Employee or other person relating to operation of the FBO.
Schedule 6.1(e)(i) is a list of all Employees and, for each such Employee, his or her current title, position, salary or wage, and dates of hire, whether employee is on leave under the Family Medical Leave Act or similar state law and sex. Except as disclosed on Schedule 6.1(e)(i), Seller has no written or enforceable oral employment contracts with any Employees, and there are no individual or collective bargaining agreements or other labor, union or similar agreements or arrangements currently in effect covering or affecting any Employees or for which Seller has any ongoing liability or obligation whatsoever.

      (ii)   Except as disclosed by Seller on Schedule 6.1(e)(ii):

            (A) Since January 1, 1999, there has not been, nor is there pending, threatened or anticipated, any strike, material dispute, slowdown, picketing or work stoppage by any union or other group of employees against Seller or any of their premises or products, or similar labor trouble;

            (B) No certification or decertification question or organizational drive exists or has existed since January 1, 1999, respecting any employees of Seller;

            (C) No grievance proceeding or arbitration proceeding arising out of or under any collective bargaining agreement is pending or threatened against Seller, and, no basis for any claim therefor exists; and

            (D) No agreement (including, but not limited to any collective bargaining agreement), arbitration or court decision or governmental order which is binding on Seller in any way limits or restricts its operations or the transactions contemplated herein.

   (f) Tax Returns and Taxes. All tax returns, information returns and reports of Seller required by federal law or the laws of any state or local jurisdiction or authority or under the laws of any foreign country have been duly filed and all taxes (whether or not shown on the return) and assessments (other than those taxes and assessments presently payable without interest or penalty which are reflected on the balance sheet as an accrued liability)
upon, or measured by, any of the properties, franchises, income or receipts of Seller have been paid by, or for the benefit of, Seller or will be paid by, or for the benefit of, Seller for all periods prior to the Closing Date. All property tax returns pertaining to Purchased Assets covering the period prior to the Closing Date due to be filed by Seller prior to the Closing Date have been filed by Seller, or will be filed by Seller, prior to the Closing Date, and all such property taxes and assessments for the period prior to the
Closing Date have been or will be paid or accrued by Seller prior to the Closing Date.
..
   (g) Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Seller does not maintain, nor has it maintained, any "Employee Welfare Benefit Plan," as such term is defined in Section 3(1) of ERISA, or any "Employee Pension Benefit Plan", as such term is defined in Section 3(2) of ERISA, or is or has been a contributing employer to any multi-employer plans, as defined in
Section 3(37) or Section 4001(a)(3) of ERISA, other than those plans identified on Schedule 6.1(g) (complete and correct copies of which have been furnished by Seller to Buyer) and medical and dental benefit plans identified on Schedule 6.1(g) (complete and correct copies of which have been furnished by Seller to Buyer). Seller has done nothing, nor failed to do anything, which would cause Buyer to be liable to Seller's employees, former employees, retirees, their beneficiaries or any other person, government or government agency, because of or arising out of any such plans or any other employee beneficiary of plans of Seller whatsoever.

   (h) Absence of Certain Changes. Except as set forth on Schedule 6.1(h), since September 29, 2002 Seller and the FBO have not, except in each case as approved in writing by Buyer:

   (i) suffered any material adverse change in their assets, properties, operating or net income, liabilities, financial or other condition, business or prospects;

   (ii) suffered any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting its business or prospects;

   (iii) incurred any obligations or liabilities, absolute or contingent, for money borrowed or otherwise except obligations not exceeding in the aggregate Thirty Thousand Dollars ($30,000.00) entered into in the ordinary course of business;

   (iv) made any material additions to or sold, transferred or otherwise disposed of, any assets, including cash accounts, other than in the ordinary course of business not exceeding in the aggregate Thirty Thousand Dollars ($30,000.00);

   (v) incurred, assumed or become subject to or agreed to incur, assume or become subject to any liability under or in respect to any guarantee or endorsement;

   (vi) increased directly or indirectly (other than by normal labor contract negotiation, bonus, cost of living and merit increases) the compensation payable to any management or other employee or entered into any agreement regarding employment with any person or in respect of compensation with any employee, or paid any bonus or any unusual compensation to any management or other employee during fiscal year 2001 or subsequently except as set forth as an accrued liability on the September 29, 2002 Balance Sheet, or paid any bonus or any unusual compensation to any management or other employee from September 29, 2002 to Closing not accrued prior to September 29, 2002.

   (vii) made any single capital expenditure or commitment therefor exceeding Ten Thousand Dollars ($10,000) other than in ordinary course of business;

   (viii) entered into any contract or commitment with respect to the sale, purchase or lease of supplies, equipment or services other than in the ordinary course of business and which do not exceed in the aggregate Thirty Thousand Dollars ($30,000.00);

   (ix) entered into or agreed to enter into any agreement or arrangement, other than in the ordinary course of business, with respect to the purchase by a third party of any of the Purchased Assets;

   (x) entered into any other transaction other than in the ordinary course of business and which do not exceed in the aggregate Thirty Thousand Dollars ($30,000.00);

   (xi) failed to discharge any of its obligations or liabilities in accordance with their terms or make any payments required in connection therewith as and when due and payable;

   (xii)   waived any material rights;

   (xiii) made any offer for the sale or purchase of any goods or services which offer is outstanding as of the Closing Date and is significant in the context of the FBO; or

   (xiv) suffered any other event or condition of any character materially adversely affecting the FBO or the Purchased Assets.

   (i) Books and Records. The books and records of Seller relating to the Purchased Assets and the FBO operations accurately reflect in all material respects all transactions to which Seller is a party or by which its respective assets are subject or bound, and such books and records have been properly kept and maintained in all material respects.

   (j)     Franchises, Licenses, Permits, etc.  Except as set forth on
Schedule 6.1(j), Seller owns or possesses in the operation of the FBO, all material licensor authorizations that are necessary for the operation, and all other authorizations that are material to the conduct of its business as now conducted. Except as disclosed on Schedule 6.1(j), Seller has operated in compliance, is not in default, and has not received any notice of any claim of default, in each case in any material respect, with respect to any such authorization, or has no Knowledge of any other claim or proceeding or threatened proceeding relating to any such authorization or claimed lack of any necessary authorization. Other than conditions and requirements relating to such franchises, licenses, and permits that are within the sole control of Buyer, except as set forth in Schedule 6.1(j), there is no reason why the authorizations will not be kept fully in force or, if required under the terms of the specific authorization, not be transferred to Buyer or otherwise not continue so that Buyer, upon acquisition of the assets, can operate the FBO and conduct the business of Seller relating to the FBO as fully as it is now operated and conducted. Where joint application for consents relating to the licensor authorizations is required by any licensor company, Seller will join in the joint application.

   (k) Major Customers. Schedule 6.1(k) sets forth a complete, true and correct list of Seller's ten (10) largest customers for fuel in terms of dollar volume the year ended December 30, 2001 and for the nine months ended September 29, 2002. Except as set forth on Schedule 6.1(k), Seller has no Knowledge that any of such customers for the nine months ended
September 29, 2002 intends to terminate or materially reduce its customer relationship with the FBO, whether by reason of the transactions contemplated hereby or otherwise, and none of such customers is otherwise involved in a material dispute with Seller.

   (l) Notice and Approvals; No Violation of Agreements. Except as set forth on Schedule 6.1(l) hereto, including for consents which are required to permit Seller's assignment to Buyer of the FBO Leases, and certain of the Contracts, licenses, and permits described in Section 6.1(j) above, (i) no notice to, or approval or consent of, any court or governmental authority or other person or entity is required in connection with the execution, delivery and performance of this Agreement by Seller; and (ii) neither the execution and delivery of the Agreement, nor the consummation of the transactions herein contemplated, nor compliance by Seller with any of the provisions hereof, will
(A) conflict with any provision of the articles of incorporation or bylaws of Seller, or (B) materially violate, conflict with, result in a breach of or constitute a material default under or pursuant to any statute, agreement, judicial or administrative order, injunction, award, judgment or decree to which Seller is a party or by which Seller is bound, which violation, conflict, breach or default would have a materially adverse effect on Seller or the FBO.

   (m) Assets. The Asset Schedule attached hereto as Schedule 2.1(c) is complete and accurate in all material respects as of the date thereof. Except as disclosed in Section 6.1(h) and the schedules thereto, there has been no change in the financial condition, results of operations, properties, prospects or assets of the FBO since the December 30, 2001 Balance Sheet that is materially adverse to the operations of the FBO.

   (n) Compliance With Laws. Except as disclosed on Schedule 6.1(n) hereto, Seller is in material compliance with the requirements of all applicable laws, rules, regulations, licenses, permits, orders, judgments and decrees of federal, state or local judicial or governmental authorities that are applicable to ownership or operation of the FBO.

   (o) Contracts. As of the date of execution of this Agreement, other than as set forth in Schedule 5.1 hereto,

        (i) there are no contracts material to the ownership and operation of the FBO to which Seller is a party;

        (ii) all Contracts material to the ownership and operation of the FBO, including the FBO Leases and the FBO Subleases, other than Contracts that, prior to the Closing, in accordance with their respective terms shall terminate or expire, are in full force and effect;

        (iii) Seller has paid all amounts due on or before Closing and unpaid under the Contracts at Closing and has satisfied all other material obligations accrued to date, therewith;

        (iv) Seller has not received any written notice of default in any material respect under the Contracts and no fees are payable to any party on account of or as a condition of the assignment of such Contracts pursuant to the transactions herein contemplated; and

   (v) To Seller's Knowledge, no party to any of the Contracts is in default in any material respect under any Contract.

   (p) Litigation. Except for matters set forth on Schedule 6.1(p) hereto, neither Seller, nor the FBO, are a party to (and Seller has no Knowledge that Seller or the FBO are threatened to become a party to) any legal or governmental actions, claims, suits, administrative or other proceedings or investigations before or by any governmental department, commission, board regulatory authority, bureau or agency, whether foreign, federal, state or municipal, or any court, arbitrator or grand jury which would (i) prevent or materially interfere with the consummation of the transactions contemplated by this Agreement, or (ii) which, individually or in the aggregate, if decided adversely to Seller, would impair or interfere in any material respect with the ownership of the Purchased Assets by Buyer or operation by Buyer of the FBO.

   (q) Eminent Domain or Other Proceedings. Seller has received no written notice of any initiated or pending condemnation or eminent domain proceedings, or contemplated sales in lieu thereof, and has no Knowledge of any threatened proceedings involving a partial or total taking of the Purchased Assets or otherwise affecting the FBO.

   (r) Properties. Except as set forth on Schedule 6.1(r) hereto, on the Closing Date, Seller shall have good and marketable title to all of the Purchased Assets, free and clear of any and all liens, security interests, mortgages, pledges, claims, options, leases, imperfections of title, building use restrictions, reservations, limitations, easements, or other encumbrances or rights of third parties or imposed by statute or regulation or governmental decree or order, except only for (i) liens for current taxes which are not delinquent and other constitutional or statutory inchoate liens; (ii) such liens and other imperfections of title as do not materially detract from the value or impair the use of the Purchased Assets; and (iii) claims based on or included in the Assumed Obligations (the excepted items referenced in (i), (ii) and (iii) of this Section 6.1(r) being herein referred to, collectively, as the "Permitted Encumbrances"). The fixed assets comprising a part of the Purchased Assets are structurally sound, in normal operating condition and repair, and sufficient and adequate to carry on the business conducted at the FBO as presently conducted and meet in all material respects applicable contractual and federal, state, and local governmental, statutory, regulatory and other requirements.

   (s) Insurance. Schedule 6.1(s) hereto sets forth a true, complete and correct list of all policies of fire and liability coverage, and other forms of insurance maintained by or for Seller or with respect to the Purchased Assets and the FBO as of the date of execution of this Agreement. All such policies are in full force and effect, the premiums therefor have been fully paid for periods through the Closing Date and Seller has received no notice of intent to cancel, reduce or not renew such policies.

   (t) Presence of Hazardous Substances. Except as set forth on Schedule 6.1(t) hereto, otherwise disclosed in Buyer's environmental audit or as may be lawfully present, to Seller's Knowledge no Hazardous Substances are present or stored at the FBO, and the substances, chemicals, fuels and lubricants described on Schedule 6.1(t) are stored in the containers in which they were delivered to Seller or otherwise in material compliance with applicable law and regulations.

   (u) Environmental Claims. Except as otherwise disclosed in Buyer's environmental audit, there are no Environmental Claims pending, nor to the Seller's Knowledge is there any basis for the assertion of an Environmental Claim, in any manner connected with the operation of the FBO or because of prior use of the property constituting the Leasehold Estate.

   (v) Disclosure. No representation, warranty, undertaking or agreement of Seller made under this Agreement and no statement, certificate, exhibit, schedule, list, or other document furnished or to be furnished to Buyer pursuant to this Agreement or in connection with the transactions contemplated hereby contains any untrue statement of a material fact, or omits a material fact necessary to make the statements contained therein not misleading.

   6.2. Representations and Warranties of Buyer. Buyer hereby represents and warrants to Seller that:

   (a) Due Organization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the state of Texas, is qualified to do business in all states where the nature of its business requires it to be so qualified, and has all requisite corporate power and authority to enter into, perform and carry out all of its duties and obligations in connection with the transactions contemplated by this Agreement.

   (b) Due Authorization; Binding Effect. The execution, delivery and performance of this Agreement and the consummation of the transactions on the part of Buyer contemplated hereunder have been duly authorized by all necessary corporate action on the part of Buyer. This Agreement, and the other documents to be executed and delivered by Buyer pursuant hereto, constitute the legal, valid and binding obligations of Buyer, enforceable in accordance with their terms.

   (c) Notices and Approvals; No Violation of Agreements. Except as set forth on Schedule 6.2(c) hereto: (i) no notice to, or approval or consent of, any court or governmental authority or other person or entity is required in connection with the execution, delivery and performance of this Agreement by Buyer; and (ii) neither the execution and delivery of this Agreement, nor the consummation of the transactions herein contemplated, nor compliance by Buyer with any of the provisions hereof, will (A) conflict with any provision of Buyer's articles of incorporation or bylaws, or (B) violate, conflict with, result in a breach of or constitute a default under or pursuant to any statute, agreement, judicial or administrative order, injunction, award, judgment or decree to which Buyer is a party, or by which it is bound, which violation, conflict, breach or default would have a material adverse effect on the assets, business or financial condition of Buyer.

   (d) Litigation. Except for the matters set forth on Schedule 6.2(d) hereto, on the date hereof Buyer is not a party to any legal or governmental actions, claims, suits, administrative or other proceedings or investigations before or by any governmental department, commission, board, regulatory authority, bureau or agency, whether foreign, federal, state or municipal or any court arbitrator or grand jury which would materially interfere with the consummation of the transactions contemplated by this Agreement and to Buyer's knowledge, no such proceedings are threatened or contemplated by any governmental authority or any other person or entity.

   (e) Disclosure. No representation, warranty, undertaking or agreement of Buyer made under this Agreement and no statement, certificate, exhibit, schedule, list, or other document furnished or to be furnished to Seller pursuant to this Agreement or in connection with the transactions contemplated hereby contains or will contain any untrue statement of a material fact, or omits or will omit to state, a material fact necessary to make the statements contained therein not misleading.

   6.3. Representations and Warranties of Seller and Buyer as of the Closing. The representations and warranties of Seller and Buyer contained in Sections
6.1 and 6.2 of this Agreement shall be true and correct in all material aspects at the Closing as though such representations and warranties were made at such time.

                                  ARTICLE VII
                       Conditions Precedent to Closing

   7.1. Buyer's Conditions. The obligations of Buyer to purchase the FBO and the Purchased Assets and to make payment of the Purchase Price for the FBO and the Purchased Assets at the Closing are subject only to:

   (a) Compliance with Terms and Conditions. All terms, covenants, agreements and conditions of this Agreement to be complied with and performed by Seller on or prior to the Closing shall have been complied with and performed in all material respects, and all of the representations and warranties of Seller contained in Section 6.1 hereof shall be true and correct in all material respects on the Closing Date as if made on and as of such date, and Seller shall have delivered to Buyer a certificate, executed by Chief Executive Officer and its Chief Financial Officer, dated as of the Closing Date, to that effect.

   (b) Consents Received. All third parties, including but not limited to the Authority, and any other governmental units or authorities, required to consent to and/or approve the transactions herein described including, without limitation, consent to the assignment of the FBO Leases, the FBO Subleases, or any other leases, and the Contracts, to the extent required by a particular contract, and any other required consents, approvals and/or waivers shall have granted such consent, approval, and/or waiver in writing at or prior to the Closing.

   (c) Consent to Assignment. Buyer and the Authority shall have entered into or agreed to enter into a consent to the assignment to Buyer of the FBO Leases.

   (d) Delivery of Documents. Seller shall have delivered to Buyer the instruments, documents, certificates and other matters described in
Section 12.1 hereof at or prior to Closing.

   (e) Permits and Licenses. The permits and licenses listed on Schedule 2.1(e) required for Buyer to operate the FBO shall have been assigned to Buyer and such assignments shall have been received at or prior to the Closing.

   (f) Absence of Litigation. There shall be no investigation, action, suit, or pending or threatened litigation or legal proceedings, brought by a third party, seeking to enjoin the consummation of the transaction contemplated herein, or which seeks to restrain, prohibit or otherwise challenge or interfere with the consummation of the transactions contemplated hereby, or which is capable of having a materially adverse effect on the FBO, the Purchased Assets or Buyer's operation of the FBO using the Purchased Assets.

   (g) Environmental Matters. Buyer shall have received such environmental audits and other assurances that it may reasonably require and in form and substance acceptable to Buyer that the FBO and the Purchased Assets are in compliance in all material respects with all applicable environmental laws and do not contain any Hazardous Substances in violation of applicable law, or assurances reasonably acceptable to Buyer that appropriate remediation will be accomplished in a manner which is reasonably acceptable to Buyer.

   (h) Title Evidence. Buyer, at its expense, shall have received an appropriate policy of leasehold title insurance, assuring that, upon the Closing, the only entity having an interest in the FBO and the Purchased Assets other than the Buyer is the Authority.

   (i) Opinion of Counsel. Buyer shall have received the favorable opinion of Miller & Martin LLP, counsel to Seller, which shall be in the form of
Exhibit 2 hereto.

   (j) No Material Adverse Change. There shall have been no materially adverse change since the date of this Agreement in the financial condition, results of operation, properties, Purchased Assets, liabilities to be assumed or the business of the FBO.

   (k) Covenants Not To Compete. The Seller and the Covenanting Shareholder shall have executed and delivered the Covenants Not To Compete.

   7.2. Seller's Conditions. The obligation of Seller to deliver the Purchased Assets to Buyer at the Closing is subject only to:

   (a) Compliance with Terms and Conditions. All terms, covenants, agreements and conditions of this Agreement to be complied with and performed by Buyer on or prior to the Closing shall have been complied with and performed in all material respects, and all of the representations and warranties of Buyer contained in Section 6.2 hereof shall be true and correct in all material respects on the Closing Date as if made on and as of such date, and Buyer shall have delivered to Seller a certificate, executed by its Chief Executive Officer, President, or a Vice President of Buyer, dated as of the Closing Date, to that effect.

   (b) Consents Received. All third parties, including but not limited to the Authority, and any other governmental units or required to consent to and/or approve the transactions herein described including, without limitation, consent to the assignment of the FBO Leases or any other leases, and the Contracts, to the extent required by a particular Contract, and any other required consents, approvals and/or waivers, shall have granted such consent, approval, and/or waiver in writing at or prior to the Closing.

   (c) Delivery of Documents. Buyer shall have delivered to Seller the instruments, documents, certificates and other matters described in
Section 12.2 hereof.

   (d) Absence of Litigation. There shall be no pending or threatened litigation or legal proceedings, brought by a third party, seeking to enjoin the consummation of the transaction contemplated hereby, capable of having a materially adverse effect on the FBO, the Purchased Assets or Buyer's operation of the FBO using the Purchased Assets.

   (e) Opinion of Counsel. Seller shall have received the favorable opinion of Mitchell, Williams, Selig, Gates & Woodyard, P.L.L.C., counsel for Buyer, which shall be in the form of Exhibit 3 hereto.

                                 ARTICLE VIII
                     Conduct of Business Pending Closing

   8.1. Seller's Covenants. Seller covenants and agrees that, after the execution hereof and prior to the Closing (unless Buyer consents in writing otherwise):

   (a) Operation in Ordinary Course. Seller will operate the FBO in the ordinary course and will use all reasonable efforts to preserve intact the present business operations of the FBO and the relationships with the Authority, employees, suppliers and customers at the FBO.

   (b) Customary Maintenance and Repairs. Seller will make such repairs and replacements and perform such maintenance operations as are necessary to maintain and keep the Purchased Assets in substantially the same repair, working order and condition as the Purchased Assets are in on the date hereof (reasonable wear and tear excepted). Except as otherwise set forth in this Agreement, Seller will not commit to make any capital expenditure relating to the Purchased Assets which would be required to be paid or assumed by Buyer after the Closing.

   (c) No Sales Out of Ordinary Course. Seller will not voluntarily sell or otherwise dispose of (i) any of the Leasehold Estate; (ii) except in the ordinary course of business which will not in the aggregate exceed Thirty Thousand Dollars ($30,000.00), any of the other Purchased Assets.

   (d) Maintenance of Insurance. Seller will maintain in full force and effect the existing insurance covering the FBO and the Purchased Assets.

   (e) No Termination or Modification of Contracts. Seller will not terminate (other than for cause) or waive any material rights under any Contract to be assigned to and assumed by Buyer hereunder, nor shall Seller modify or exercise any option under any such Contract.

   (f) COBRA. Seller shall comply with the applicable provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 in connection with the termination of the employment of any persons as a result of or as a consequence of the transactions contemplated by this Agreement.

   (g) Update of Schedules. Seller will update any and all exhibits and schedules accompanying this Agreement upon any material change(s) in the information contained therein, so that all exhibits and schedules shall reflect the most current information as of the date of Closing.

   (h) Access to Information and Documents. Seller will (i) afford to Buyer and its representatives reasonable access during normal business hours and as reasonably requested at other times, to tax returns, books and records and to Employees of Seller and to Seller's offices, plants and properties,
(ii) permit Buyer and its accounting representatives to inspect Seller's accountants' work papers and other records relating to the business and operations of Seller and the FBO, (iii) furnish or cause to be furnished to Buyer such additional financial and operating data and other information regarding the assets, properties, goodwill and business included in the FBO and the Purchased Assets as Buyer from time to time shall reasonably request and (iv) consult and upon mutual consent cause the Employees to consult with Buyer regarding all significant developments, transactions and proposals relating to Seller in connection with the FBO's business and operations.

   8.2. Cooperation. Each party shall make or file all required notifications and use all reasonable efforts to obtain all consents, approvals, permits, licenses and authorizations which must be obtained, and shall fulfill all conditions which must be fulfilled, by such party in order to consummate the transactions herein contemplated. Each party shall render to the other party its full and complete cooperation in giving such notices or obtaining such consents, approvals and authorizations, and shall promptly notify the other party upon receiving oral or written communications concerning such consents, approvals and authorizations and furnish a copy of such written communication to the other party. Each party covenants and agrees promptly to furnish to the other all information and data in the furnishing party's possession requested in writing by the requesting party which is reasonable and necessary in order to assist the requesting party to give the necessary notices or secure any permits, licenses and approvals required as contemplated by this Agreement.

                               ARTICLE IX
                           Notice of Litigation

Each party covenants and agrees promptly to notify the other of any claim, action, suit, proceeding or third party investigation which is commenced or threatened and becomes known to either of them after the date of this Agreement and on or prior to the Closing relating to or affecting the FBO or the Purchased Assets or which challenges in any manner the transactions contemplated by this Agreement.

                               ARTICLE X
                              Risk of Loss

   10.1. Fire or Other Casualty. In the event that, prior to the Closing, there is Material Damage to the Purchased Assets, Buyer shall have the right to terminate this Agreement by reason thereof. For the purpose of this Section 10.1, the term "Material Damage" shall mean damage to Purchased Assets having an estimated cost of repair in excess of One Hundred Fifty Thousand Dollars ($150,000), such determination to be made by the adjuster for the insurance carrier or carriers providing the Fire and Casualty coverage for the damaged Purchased Assets. In the event of damage to Purchased Assets having an estimated cost of repair in an amount less than One Hundred Fifty Thousand Dollars ($150,000) ("Non-material Damage"), Buyer shall not have the right to terminate this Agreement, but, in such event, the Purchase Price shall be reduced by the amount of such Non-material Damage, and Seller shall retain all rights to receive any and all insurance proceeds or payments with respect to any such damage or destruction, and the sale of the Purchased Assets shall otherwise be consummated as though such destruction or damage had not occurred.

   10.2. Condemnation. In the event that Seller is notified of the intent of any municipal authority or body to commence condemnation of all or any part of the Leasehold Estate prior to the Closing Date, Buyer shall have the right to terminate this Agreement by reason thereof.

   10.3. Leasehold Estate. Notwithstanding any provision contained in Sections 10.1 and 10.2 hereof to the contrary, if an event of loss, destruction or damage occurs on or with respect to the Leasehold Estate (and other property leased thereunder, if any), Seller before the Closing shall take such steps as are required to comply with the requirements imposed on the lessee under the FBO Lease.

                               ARTICLE XI
                         Termination; Remedies

   11.1. Termination. Subject to the provisions of Section 11.2 hereof, this Agreement may be terminated:

   (a)     On the mutual written agreement of Seller and Buyer;

   (b)     On Seller's notice to Buyer at any time on or prior to the Closing
(i) if any of the representations, warranties, covenants or other agreements of Buyer contained herein prove to be false or shall have been breached in any material respect, (ii) if Buyer shall fail to deliver the Purchase Price at or before the Closing; or (iii) if Buyer otherwise commits a material default under the terms of this Agreement.

   (c) On Buyer's notice to Seller at any time on or prior to the Closing if (i) any of the representations, warranties, covenants or other agreements of Seller contained herein prove to be false or shall have been breached in any material respect, (ii) if Seller shall fail to deliver the documents required hereunder at or before the Closing, or (iii) for any of the reasons allowing Buyer to terminate pursuant to Sections 10.1 or 10.2 hereof, or
(iv) all of Buyer's conditions to the Closing set forth in Section 7.1 hereof have not been met or waived by Buyer.

   (d) On notice of either party to the other if the Closing does not occur for any other reason on or before October 31, 2002 (or such later date as the parties hereto may mutually agree in writing).

If this Agreement is terminated for any of the foregoing reasons (other than termination by the Seller pursuant to Section 11.1(b) hereof), the Total Escrow Fund is to be returned by the Escrow Agent to Buyer.

   11.2. Rights and Remedies on Termination. If this Agreement terminates on account of the breach of either party, any additional obligations of the non-breaching party shall cease, and such non-breaching party shall have the right to exercise all rights and remedies available both at law and in equity. Upon termination for any other reason, neither party hereto shall have any liabilities to the other party except as may be provided for herein.

                               ARTICLE XII
                           Deliveries at Closing

   12.1. Deliveries by Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer, in form and substance satisfactory to Buyer, the following:

   (a) Bill of Sale, Assignment and Assumption Agreement. A confirmatory bill of sale, assignment and assumption agreement for the Purchased Assets.

   (b) Delivery of Contracts. The Contracts, and the books and records relating to the FBO except to the extent previously delivered to Buyer or located at the FBO.

   (c) Miscellaneous. Such other agreements, notices, certificates or other instruments as are required to be delivered by Seller hereunder or which Buyer reasonably requests.

   (d) Board Resolution. A certified copy of a resolution of Seller's Board of Directors approving the execution and delivery of this Agreement and consummation of the transactions herein contemplated.

   (e) Assignment of FBO Leases. The executed assignments of Seller to the FBO Leases and the consents to such assignments of the Authority required by this Agreement.

   (f)     Covenants Not To Compete.  The executed Covenants Not To Compete.

   12.2. Deliveries by Buyer. At the Closing, Buyer shall deliver or cause to be delivered to Seller, in form and substance satisfactory to Seller, the following:

   (a)     Purchase Price.  The Purchase Price pursuant to Section 3.3 hereof.

   (b) Miscellaneous. Such other agreements, notices, certificates and other instruments as are required to be delivered by Buyer hereunder or which Seller reasonably requests.

   (c) Board Resolution. A certified copy of a resolution of Buyer's Board of Directors approving the execution and delivery of this Agreement and consummation of the transactions herein contemplated.

   12.3. Possession. Possession of the Purchased Assets shall be delivered to Buyer as of the Closing Date.

                               ARTICLE XIII
                  Post-Closing Documents and Agreements

   13.1. Further Assurances. Each party shall, at the reasonable request of the other, at any time and from time to time following the Closing, execute and deliver to the requesting party all such further instruments as may be reasonably necessary or appropriate in order to more effectively (a) assign, transfer and convey to Buyer, or to perfect or record Buyer's title to or interest in the Purchased Assets, (b) evidence and confirm the assumption by Buyer of the Assumed Obligations, or (c) otherwise confirm or carry out the provisions of this Agreement.

   13.2. Cooperation; Retention of Records. Each party acknowledges that the other may be a party to legal proceedings following the Closing which relate to the FBO and covenants to maintain and make available to the other party, on reasonable request and at the expense of the requesting party,
(a) any and all files and business records in its custody or control relating
(b) to the FBO or the Purchased Assets, and (b) any and all individuals
(c) employed by the other party hereto whose testimony or knowledge, in the
(d) reasonable opinion of the other party's counsel, is necessary or useful to
(e) it with respect to the issues involved in such litigation or preparation
(f)
(g) therefor.

   13.3 Collection of Receivables. Buyer will provide Seller with reasonable assistance in the collection of receivables retained by Seller. Collections from customers of the FBO shall be first applied to the oldest outstanding invoices.
                               ARTICLE XIV
                              Brokerage Fees

Each of the parties hereto agrees to indemnify and hold and save the other party harmless from any brokerage or finder's fees to any person, firm or corporation in connection with the transactions contemplated by this Agreement (including reasonable attorneys' fees and other expenses incurred in connection with any such claim) which may be due or asserted by reason of any agreement or purported agreement by the indemnifying party or any of its directors, officers, or agents to pay such fees. This Article shall survive the Closing.

                               ARTICLE XV
      Survival of Representations and Warranties; Indemnification

   15.1. Seller's General Indemnity. Seller covenants and agrees to indemnify, release, defend and save and hold Buyer harmless at all times after the Closing with respect to any and all claims, liabilities, loss, cost, damage and expense, including reasonable attorneys' fees and expenses (collectively, "Damages") arising from, by reason of or in connection with
(h) its operations and conduct of its business at the FBO prior to Closing,
(i) (ii) any environmental claim arising out of or resulting from the
(j) operation of the FBO prior to the Closing Date or (iii) any untruth,
(k) breach or inaccuracy in any material respect of any representation,
(l) warranty, covenant or other agreement; (a) on the part of Seller under
(m) Section 6.1 or 8.1 of this Agreement, or (b) in any certificate or other
(n) instrument provided by Seller pursuant to this Agreement.

   15.2. Buyer's Indemnity. Buyer covenants and agrees to release, defend, indemnify, save and hold Seller harmless at all times after the Closing with respect to any and all Damages arising from, by reason of or in connection with (i) its operation and conduct of its business at the FBO after the Closing, (ii) any environmental claim arising out of or resulting from its operation of the FBO on or after the Closing Date (iii) any untruth, breach or inaccuracy in any material respect of any representation or warranty (a) on the part of Buyer under Section 6.2 of this Agreement, or (b) in any certificate or other instrument provided for in this Agreement, and (iv) the Assumed Obligations.

   15.3 Guaranty of Parent. In the event of the dissolution and liquidation of Seller or if Seller is unable to satisfy any of its indemnity obligations arising in this Article XV, then The Krystal Company, as the parent corporation of Seller (the "Parent"), guarantees the payment of such indemnity obligations of Seller.

   15.4. Survival of Representations, Etc. The representations, warranties, covenants, and agreements and indemnities of Seller and Buyer contained herein shall survive the consummation of the transactions contemplated hereby and the Closing Date. Except as provided in this sentence, all such representations, warranties, covenants, agreement and indemnities and all claims and causes of action with respect thereto (other than the provisions of Section 6.1(a), (b) and (f) and Sections 7.1(a) and (b) and subsections (i) and (iii) of Section
15.2 and all claims and causes of action with respect thereto) shall terminate upon the expiration of three (3) years after the Closing Date. The representations and warranties in Section 6.1(a) and (b) and Sections 7.1(a) and (b) and subsections (i) and (iii) of the Buyer's Indemnity of Section 15.2 shall not terminate. The representations and warranties of Section 6.1(f) shall survive until the expiration of the applicable statute of limitations (with extensions) with respect to the matter addressed in such section. The termination of the representations and warranties, covenants, agreements and indemnities provided herein shall not affect the rights of a party in respect to any Claim (hereafter defined) made by such party in a writing received by the other party prior to the expiration of the applicable survival period provided herein.

   15.5. Procedure for Indemnification. Notwithstanding any other provision of this Articles XV, the indemnifying party shall not have any indemnification obligations for Damages under Sections 15.1 or 15.2 unless and to the extent the total amount of all such Damages exceeds $30,000, in which case the indemnifying party will be liable to the indemnified party for all such amounts, including the first $30,000. The amount of any Damages for which indemnification is provided under Sections 15.1 and 15.2 shall be net of (i) any amounts recovered by the indemnified party pursuant to any indemnification by or indemnification agreement with any third party and
(ii) any insurance proceeds or other funds received as an offset against such Damages. Promptly after receipt by an indemnified party under Sections 15.1 or 15.2 of notice of the commencement of any action in or before any court or administrative agency or of facts which give rise to a claim for indemnification under Sections 15.1 or 15.2 (collectively, a "Claim") against it, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such Section, give notice in writing to the indemnifying party of the commencement thereof describing the Damages, the amount or estimated amount thereof, and the method of computation of such Damages, all with reasonable particularity and containing a reference to the provisions of this Agreement in respect of which such Damages shall have occurred, but the failure so to notify the indemnifying party shall not relieve it of any liability that it may have to any indemnified party except to the extent the defense of such action is prejudiced thereby. In case any such Claim shall be brought against an indemnified party and if notice shall be given to the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish (unless the indemnifying party is also a party to such Claim and the indemnified party determines in good faith that joint representation would be inappropriate) to assume the defense thereof with counsel satisfactory to such indemnified party and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under such Sections 15.1 or 15.2, as the case may be, for any fees of other counsel or any other expenses with respect to the defense of such Claim, in each case subsequently incurred by such indemnified party in connection with the defense thereof, other than reasonable costs of investigation. If an indemnifying party assumes the defense of such a Claim,
(a) no compromise or settlement thereof may be effected by the indemnifying party without the indemnified party's consent unless (i) there is no finding of admission of any violation of legal requirements applicable to the operation of a fixed base operation under federal, state or local laws and/or regulations or any effect on any other claims that may be made against the indemnified party and (ii) the sole relief provided is monetary damages that are paid in full by the indemnifying party and (b) the indemnifying party shall have no liability with respect to any compromise or settlement thereof effected without its consent. If notice is given to an indemnifying party of the commencement of any Claim and it does not, within fifteen (15) days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense thereof, the indemnifying party shall be bound by any determination made in such Claim or any compromise or settlement thereof effected by the indemnified party.

                               ARTICLE XVI
                                 Notices

All notices, consents, waivers or other communications which are required or permitted hereunder shall be sufficient if given in writing and delivered personally, by confirmed telefacsimile, or by prepaid overnight delivery service for next day delivery, proof of delivery required:

   (a)     to Buyer, addressed as follows:

                     Truman Arnold Companies
                     2900 St. Michael Drive, Fifth Floor
                     Texarkana, Texas 75504
                     Attn:  James H. Day,
                            Administrative Vice President
                            Fax:  (903) 334-8987


          with a copy to:

                     John S. Selig, Esq.
                     Mitchell, Williams, Selig,
                     Gates & Woodyard, P.L.L.C.
                     425 West Capitol Avenue, Suite 1800
                     Little Rock, Arkansas 72201
                     Fax:  (501) 688-8807

   (b)    to Seller and Parent as addressed as follows:

                     The Krystal Company
                     One Union Square
                     Chattanooga, Tennessee  37402
                     Attn:   Larry D. Bentley
                             Vice President and Chief Financial Officer
                             Fax:   (423) 757-5773

          with a required copy to:

                     Hugh F. Sharber, Esq.
                     Miller & Martin LLP
                     Volunteer Bldg. Suite 1000
                     832 Georgia Avenue
                     Chattanooga, Tennessee  37402
                     Fax:   (432) 785-8480

(or such other address of Buyer or Seller as shall be set forth in a notice given in the same manner). All such notices shall be deemed given on the date personally delivered or the date the telefacsimile is confirmed or the day following delivery to the overnight delivery service.

                               ARTICLE XVII
                               Miscellaneous

   17.1. Governing Law. This shall be interpreted, construed and governed in accordance with the laws of the State of Tennessee, including its statutes of limitation but without regard to its rules governing conflict of laws.

   17.2. Assignment; Binding Effect. Buyer may not assign, transfer or convey any of its rights herein or hereunder to any person or entity whatsoever other than one of its Affiliates without the prior written consent of Seller, which consent shall not be unreasonably withheld. This Agreement shall be binding upon the parties hereto and their successors and permitted assigns.

   17.3. Partial Invalidity. If any term, provision, covenant or condition of this Agreement, or any application thereof, should be held by a court of competent jurisdiction to be invalid, void or unenforceable, then the remaining terms, provisions, covenants and conditions of this Agreement shall continue in full force and effect and shall in no way be affected, impaired or invalidated.

   17.4. Time of Essence. Time is of the essence of this Agreement and all of the terms, provisions, covenants and conditions hereof.

   17.5. Captions. The captions appearing at the commencement of the Articles and Sections hereof are descriptive only and for convenience in reference to this Agreement and in no way whatsoever define, limit or describe the scope or intent of this Agreement.

   17.6. Pronouns. Masculine or feminine pronouns shall be substituted for the neuter form and vice versa in any place or places herein in which the context requires such substitution or substitutions.

   17.7. Entire Agreement; Amendment; Waiver. Except for the Confidentiality Agreement dated August 27, 2002, which shall remain binding and in effect, this Agreement and any other documents executed concurrently herewith constitutes the entire agreement between the parties pertaining to he subject matter contained herein and supersedes all prior agreements, informational memoranda, representations and understandings of the parties. No amendment or modification of this Agreement shall be binding unless executed in writing by the parties. Except as may be otherwise provided in this Agreement, no waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver, and no waiver shall be binding unless evidenced by an instrument in writing executed by the party against whom the waiver is sought to be enforced.

   17.8. No Third Party Beneficiary. This Agreement is for the benefit of, and may be enforced only by, Seller and Buyer and their respective successors and permitted assigns, and is not for the benefit of, and may not be enforced by, any third party.

   17.9. Counterparts. This Agreement may be executed in any number of counterparts, with each such counterpart being deemed to be an original instrument.

   17.10 Attorneys' Fees. If any action is brought by any party thereto concerning a breach of any of the provision of this Agreement, the prevailing party shall be entitled to recover from the other party the reasonable attorneys' fees and expenses of the prevailing party incurred in connection therewith.




[Signature on the following page]

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 17th day of October, 2002.

                       SELLER:

                       KRYSTAL AVIATION COMPANY
                       a Tennessee Corporation


                       By:
                          ------------------------------------
                          Larry D. Bentley
                          Vice President and Chief Financial Officer


                       BUYER:

                       TRUMAN ARNOLD COMPANIES,
                       a Texas corporation


                       By:
                           -----------------------------------
                         Greg Arnold,
                         President and Chief Operating Officer


                       Solely for the purposes described in Sections 3.3(d) and 15.3 of the Agreement, the undersigned joins in this Agreement:

                       THE KRYSTAL COMPANY
                       Tennessee Corporation



                       By:
                           --------------------------------------
                           Larry D. Bentley
                           Vice President and Chief Financial Officer


List of Exhibits and Schedules

Exhibit 1                    Seller's Financial Statements (see Section 6.1(c))

Exhibit 2                    Form of Seller's Counsel's Opinion Letter

Exhibit 3                    Form of Buyer's Counsel's Opinion Letter

Schedule 2.1(c)              Asset Schedule
                             All Assets and Equipment Related to the
                             Operation of the FBO Location

Schedule 2.1(e) All assignable permits and licenses used or required at the FBO

Schedule 2.2(g)              Specific Excluded Assets

Schedule 3.1                 Allocation of Purchase Price

Schedule 5.1                 All Contracts

Schedule 6.1(c)              Exceptions to Balance Sheets shown on Financial
                             Statements

Schedule 6.1(e)(i) List of all employees, including name, title, position, salary, dates of hire, whether employee is on leave under the Family Medical Leave Act or similar state law and sex

Schedule 6.1(e)(ii)          All pending, threatened or anticipated strikes,
                             work stoppage, labor action, certification or decertification question, grievance procedure, arbitration or collective bargaining agreement

Schedule 6.1(g) Medical and Dental Benefit Plans, ERISA plans, Employee Pension Benefit Plans currently in effect

Schedule 6.1(h) Since September 29, 2002 any material adverse change in assets or properties

Schedule 6.1(j)              Franchises, licenses and permits, etc.

Schedule 6.1(k) List of 10 largest customers for fuel in terms of dollar volume for the year ended December 30, 2001 and the eight months ended September 29, 2002

Schedule 6.1(l) Required notices and approvals; no violation of agreements

Schedule 6.1(n)              Compliance with laws

Schedule 6.1(p               Litigation

Schedule 6.1(r) Exceptions - good and marketable title to all properties

Schedule 6.1(s)              Fire and liability coverage in place

Schedule 6.1(t)              Hazardous Substances

Schedule 6.2(c) Required notices and approvals; no violation of agreements

Schedule 6.2(d)              Litigation


Exhibit 27.1 -

                                  The Krystal Company

                      Schedule II - Valuation and Qualifying accounts

                                        Additions    Amounts
Description                 Balance     Charged to  Written off               Balance
                          Beginning of  Costs and   Against the   (Transfer)   at End
                             Year       Expenses     Allowance     Recoveries  of Year
-----------------------   -----------  -----------  -----------  ------------  -------
                                               (In Thousands)
Allowance for doubtful
  accounts and notes
  receivable
    Year ended:
    December 29, 2002       $627         $249         $   --        $   --      $876
    December 30, 2001       $ 72         $555         $   --        $   --      $627
    December 31, 2000       $136         $ --         $   --        $  (64)     $ 72