Form 10-Q
period 2003-03-30
KRYSTAL COMPANY
filed 2003-05-08
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 or the quarterly period ended March 30, 2003

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

               YES                        NO   X
                   ----                       ----

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of May 8, 2003.


                             THE KRYSTAL COMPANY
                             -------------------
                                March 30, 2003
                                --------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K.

In the opinion of management of the Company, all normal and recurring adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of March 30, 2003 and December 29, 2002, and (2) the results of their operations for the three months ended
March 30, 2003 and March 31, 2002 and (3) their cash flows for the three months ended March 30, 2003 and March 31, 2002 have been included. The results of operations for the interim period ended March 30, 2003 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends and any statements regarding the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees, the rate of growth of new franchise restaurant openings, the Company's ability to obtain funding sufficient to meet operational requirements and capital expenditures and the impact of governmental regulations. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended December 29, 2002.


         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)


                                              March 30,  December 29,
                                                2003          2002
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $  8,585       $ 10,690
   Receivables, net                             1,067          1,456
   Inventories                                  1,743          1,783
   Deferred income taxes                        4,615          4,615
   Prepayments and other                          821            951
                                             --------       --------
     Total current assets                      16,831         19,495
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        92,653         94,374
                                             --------       --------
LEASED PROPERTIES, net                          5,118          5,416
                                             --------       --------
OTHER ASSETS:
   Goodwill                                    36,186         36,186
   Deferred financing costs, net                1,710          1,851
   Other                                          963            986
                                             --------       --------
     Total other assets                        38,859         39,023
                                             --------       --------
       TOTAL ASSETS                          $153,461       $158,308
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.















                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                              March 30,     December 29,
                                                2003           2002
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  3,043       $  5,505
   Accrued liabilities                         20,664         22,102
   Current portion of long-term debt            1,250          1,250
   Current portion of capital
     lease obligations                            906          1,042
                                             --------       --------
     Total current liabilities                 25,863         29,899
                                             --------       --------

LONG-TERM DEBT, excluding current portion      73,376         73,688
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              5,214          5,384
                                             --------       --------
DEFERRED INCOME TAXES                           8,922          9,392
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     8,232          7,825
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding, at March 30, 2003,
     and at December 29, 2002                  35,000         35,000
   Accumulated other comprehensive loss       ( 6,524)       ( 6,524)
   Retained earnings                            3,378          3,644
                                             --------       --------
     Total shareholder's equity                31,854         32,120
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $153,461       $158,308
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

                                               For The Three
                                               Months Ended
                                             --------------------
                                             March 30,  March 31,
                                               2003       2002
                                             --------    --------
REVENUES:
  Restaurant sales                           $ 56,646    $ 60,996
  Franchise fees                                  293         295
  Royalties                                     1,639       1,584
                                              -------     -------
                                               58,578      62,875
                                              -------     -------
COST AND OTHER EXPENSES (INCOME):
  Cost of restaurant sales                     46,962      49,655
  Advertising expense                           2,374       2,562
  Depreciation and amortization
    expenses                                    2,792       2,728
  General and administrative
    expenses                                    4,943       4,590
  Other income                                 (  122)     (  120)
                                              -------     -------
                                               56,949      59,415
                                              -------     -------
OPERATING INCOME                                1,629       3,460
GAIN ON SALE OF ASSETS                             39         --
GAIN ON EXTINGUISHMENT OF DEBT                    --        4,371
INTEREST EXPENSE, net                          (1,999)     (2,491)
                                              -------     -------
INCOME (LOSS) BEFORE INCOME
  TAXES                                        (  331)      5,340

(PROVISION FOR) BENEFIT FROM INCOME TAXES          65      (2,030)
                                              -------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS       (  266)      3,310

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $132 IN 2002             --          216

                                              -------     -------
NET INCOME (LOSS)                            $ (  266)   $  3,526
                                              =======     =======
  See accompanying notes to consolidated condensed financial statements.









                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands)
                              (Unaudited)
                                                  For The Three Months Ended
                                                 ---------------------------
                                                   March 30,       March 31,
                                                     2003            2002
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                               $(   266)       $  3,526
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by
   operating activities-
    Depreciation and amortization                    2,792           2,775
    Change in deferred taxes                       (   470)        ( 1,558)
    Gain on extinguishment of debt                     --          ( 4,371)
    Gain on sale of assets                         (    39)            --
    Changes in operating assets and liabilities:
    Receivables, net                                   389         (    98)
    Inventories                                         40             287
    Prepayments and other                              130         (   117)
    Accounts payable                               ( 2,462)        (   770)
    Accrued liabilities                            ( 1,438)          4,380
    Other, net                                         443           4,315
                                                  --------        --------
      Net cash (used in) provided by
        operating activities                       (   881)          8,369
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 2,435)        ( 1,198)
    Proceeds from sale of property,
      buildings, and equipment                       1,829          24,284
                                                  --------         -------
      Net cash (used in) provided by
        investing activities                       (   606)         23,086
                                                  --------         -------
FINANCING ACTIVITIES:
    Net borrowings under revolving
      credit facility                              (   312)        ( 3,104)
    Repayments of long-term debt                       --          (27,150)
    Principal payments of
      capital lease obligations                    (   306)        (   522)
                                                  --------         -------
      Net cash used in financing activities        (   618)        (30,776)
                                                  --------        --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                            ( 2,105)            679

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                              10,690          13,042
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                   $ 8,585          13,721
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                      $   301         $ 1,299
                                                   =======         =======
     Income taxes                                  $   677         $    23
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

A.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activities --

The Krystal Company ("Krystal") (a Tennessee corporation) is engaged primarily in the development, operation and franchising of quick-service restaurants in the Southeastern United States. The Company recognizes revenues from restaurant sales upon delivery of the product to the customer.

On September 2, 2002, the Company entered into a letter of intent with Truman Arnold Companies for the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee ("Aviation"). The sale was completed on October 17, 2002 for a sales price of $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax. The operating results of Aviation are classified as discontinued operations, net of taxes.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and its subsidiary (hereinafter referred to collectively as "the Company"). All significant intercompany balances and transactions have been eliminated.

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

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At March 30, 2003, there were 180 franchised or licensed restaurants and at March 31, 2002, there were 169 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At March 30, 2003 and March 31, 2002, total deferred franchise and license fees were approximately $1,006,000 and $1,002,500, respectively.

Advertising --

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

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and post retirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include among others, the discount rate, expected return on plan assets and the expected rates of increase in employee compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post retirement obligations and future expenses.

Accumulated Other Comprehensive Income -

Accumulated other comprehensive income is comprised of a minimum pension liability of $6.5 million, net of taxes, at December 29, 2002 and March 30, 2003.

Stock Compensation --

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations in accounting for stock compensation. Under APB 25, no compensation expense is recognized if the exercise price of stock options equals the market price of the underlying stock on the date of grant.
Note 6 contains a tabular presentation as if the Company had applied the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to all stock options.



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

B.  RECENT ACCOUNTING PRONOUNCEMENTS -

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis effective beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in SFAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. The impairment only approach required by SFAS 142 may have the effect of increasing the volatility of the Company's earnings if additional goodwill impairment occurs at a future date. SFAS 142 also requires that entities discontinue amortization of all goodwill. Accordingly, the Company no longer amortized goodwill beginning in 2002.

Effective December 31, 2001, the Company adopted the provisions of SFAS 142 and performed the fair value based tests and ceased amortization of goodwill. After reviewing all pertinent information relating to the revaluation of goodwill and performing the annual impairment test as prescribed by SFAS 142, the Company determined that a revaluation thereof was not required at this time.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections",("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.
As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. During fiscal 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $5.0 million associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on December 30, 2002. Accordingly, the extraordinary gains reported in 2002 have been reclassified.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148, which was adopted by the Company on December 30, 2002, amends SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The adoption of this pronouncement did not have an impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The Company is not party to any guarantees as of December 29, 2002. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Based on the Company's current activities, management does not believe that the recognition requirements will have a material impact on the Company's financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46").
FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this pronouncement is not expected to have an impact on the Company's financial statements.

In January 2003, the Emerging Issues Task Force of the FASB issued
EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, under certain circumstances, this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted the provisions of EITF 02-16 in fiscal 2002. The adoption of this pronouncement did not have an impact on our results of operations, financial position or cash flows.

C. SEGMENT REPORTING

The Company operates in two defined reportable segments: restaurants and franchising. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of food products to the general public. The franchising segment consists of franchise sales and support activities and derives its revenues from fees related to the sales of franchise and development agreements and collection of royalties from franchisees of the Krystal brand. All of the Company's revenues are derived within the United States.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:
------------------------------------------------------------------------------
                                                     March 30,     March 31,
(in thousands)                                         2003           2002
------------------------------------------------------------------------------
Revenues:
   Restaurants                                       $ 56,646       $ 60,996
   Franchising                                          1,932          1,879
-----------------------------------------------------------------------------
Total segment revenues                               $ 58,578       $ 62,875
=============================================================================

Depreciation and Amortization:
   Restaurants                                       $  2,751       $  2,652
   Franchising                                              1              1
-----------------------------------------------------------------------------
Total segment depreciation and amortization          $  2,752        $ 2,653
=============================================================================

Earnings before Interest, Taxes, Depreciation,
  and Amortization ("EBITDA"):
   Restaurant                                        $  2,961       $  9,046
   Franchising                                          1,336          1,368
-----------------------------------------------------------------------------
Total segment EBITDA                                 $  4,297       $ 10,414
=============================================================================

Interest expense:
   Restaurant                                        $  2,024       $  2,518
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment interest expense                       $  2,024       $  2,518
=============================================================================

                                                    March 30,     December 29,
                                                       2003          2002
-----------------------------------------------------------------------------
Capital Expenditures:
   Restaurants                                       $  2,435       $  9,740
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment capital expenditures                   $  2,435       $  9,740
=============================================================================





Total Assets:
   Restaurants                                       $150,067       $153,083
   Franchising                                          1,840          2,043
-----------------------------------------------------------------------------
Total segment assets                                 $151,907       $155,126
=============================================================================

A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:
-------------------------------------------------------------------------------
                                                     March 30,      March 31,
                                                       2003            2002
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  2,752       $  2,653
Unreported segments (1)                                    40             75
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  2,792       $  2,728
===============================================================================

A reconciliation of segment EBITDA to consolidated
  EBITDA is as follows:

Segment EBITDA                                       $  4,297       $ 10,414
Unreported segments (1)                                   124            145
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $  4,421       $ 10,559
===============================================================================

A reconciliation of segment total assets to
  consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                     March 30,    December 29,
                                                       2003           2002
-------------------------------------------------------------------------------
Total segment assets                                 $151,907       $155,126
Unreported segments (1)                                 1,554          3,182
-------------------------------------------------------------------------------
Total consolidated assets                            $153,461       $158,308
===============================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

D.   INDEBTEDNESS

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

The Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with all such covenants for the three months ended March 30, 2003.

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

During fiscal 2002, the Company purchased and retired $39.0 million aggregate par value of it Notes. The retirement of the Notes resulted in a gain of $3.0 million, net of taxes.

E.   COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

F.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee Stock Options Plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc. authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998, of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions during the Company's first fiscal quarter of 2003 or during fiscal 2002. No options were granted or exercised during the Company's first fiscal quarter of 2003 or during fiscal 2002.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested options and awards in each period.

                                              The three months ended
                                              ----------------------
                                               March 30,   March 31,
                                                 2003        2002
                                               ------       ------
              Net Income (loss)(in thousands):
                  As reported                 $ ( 266)     $ 3,526
                  Stock compensation expense    (  19)      (   25)
                                              -------      -------
                  Pro forma                   $ ( 285)     $ 3,501
                                              =======      =======



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

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                   (Dollars in thousands, except average check)

                                                For The Three
                                                Months Ended
                                            --------------------
                                            March 30,   March 31,
                                              2003        2002
                                            ---------   --------

RESTAURANT SALES:
  Company owned                             $ 56,646   $ 60,996
  Franchise                                   34,359     33,828
                                            --------   --------
SYSTEMWIDE RESTAURANT SALES                 $ 91,005   $ 94,824
  Percent change                             ( 4.03%)     8.41%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          245        246

  Restaurant Sales                          $ 56,646   $ 60,996
    Percent change                            (7.13)      2.86%

  Percent change in same restaurant sales     (6.93%)     4.21%

Selected components are --

Cost of restaurant sales                    $ 46,962  $ 49,655
    As a percent of restaurant sales          82.90%    81.39%

  Food and paper cost                       $ 16,618  $ 18,367
    As a percent of restaurant sales          29.34%    30.11%

  Direct labor                              $ 12,443  $ 13,316
    As a percent of restaurant sales          21.96%    21.83%

  Other labor costs                         $  4,441  $  4,687
    As a percent of restaurant sales           7.84%     7.68%

  Average check                             $   4.70  $   4.70
    Percent change                             0.00%     2.62%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          180       169

  Restaurant Sales                          $ 34,359  $ 33,828
    Percent change                             1.57%    20.10%

  Percent change in same restaurant sales     (6.41%)    0.59%

  Average check                             $   5.01  $   4.99
    Percent change                             0.40%     2.67%

Cash operating profit --

Cash operating profit (net income or loss before interest, taxes, depreciation, amortization and other non-operating gains, losses or expenses) is one of the key standards used by the Company to measure operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. Cash operating profit may not be comparable to similarly titled measures reported by other companies.

Cash operating profit for the three months ended March 30, 2003 was $4.4 million compared to $6.2 million for the three months ended March 31, 2002, a decrease of 28.6%. This decrease in cash operating profit was primarily attributable to the decrease in sales for the three months ended
March 30, 2003 offset somewhat by a decrease in cost of food and paper as a percent of restaurant sales.

A reconciliation of cash operating profit to operating income is presented in the following table:

                                      The Three Months Ended
                                      ----------------------
                                        March 30,  March 31,
                                          2003       2002
                                        ---------  --------
                                           (In thousands)

Operating income                        $ 1,629    $ 3,460
Depreciation and amortization expense     2,792      2,728
                                        -------    -------
  Cash operating profit                 $ 4,421    $ 6,188
                                        =======    =======



          Comparison of the Three Months Ended March 30, 2003
          ---------------------------------------------------
               to the Three Months Ended March 31, 2002
               ----------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $56.6 million for Company-owned units and $34.4 million for franchised units, for the three months ended March 30, 2003 decreased 4.0% to $91.0 million compared to $94.8 million for the same period in 2002.

Total Company revenues decreased $4.3 million to $58.6 million in the three months ended March 30, 2003 compared to the same period in 2002. The decrease was comprised of a $4.35 million decrease in restaurant sales, offset by a $53,000 increase in royalties and franchise fees. The decrease in restaurant sales was primarily due to operating one less restaurant and a 6.93% decrease in same restaurant sales for the period. The Company operated 245 restaurants at March 30, 2003 compared to 246 restaurants at March 31, 2002.

Company-owned same restaurant sales decreased 6.93%, compared to the same period in 2002. The decrease was primarily attributable to a decrease in restaurant volume for the three months ended March 30, 2003 compared to the same period in 2002. The average customer check for Company owned restaurants was $4.70 for the three months ended March 30, 2003 and March 31, 2002.

Franchise fee income was $293,000 in the three months ended March 30, 2003 compared to $295,000 in the same period in 2002. The decrease in franchise fees, which are collected upon the opening, transfer or renewal of new franchise restaurants, related primarily to renewals and extensions of franchise agreements. The Company's franchisees opened five franchised restaurants in the three months ended March 30, 2003 and March 31, 2002. Royalty revenue increased 3.5% to $1.64 million in the three months ended March 30, 2003 from $1.58 million in the same period in 2002. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 1.6% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation. The franchise system operated 180 restaurants at March 30, 2003 compared to 169 at March 30, 2002.

Cost of restaurant sales was $47.0 million for the three months ended
March 30, 2003 compared to $49.7 million for the same period in 2002.
Food and paper costs as a percent of restaurant sales decreased to 29.3% in the three months ended March 30, 2003 from 30.1% in the same period in 2002. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from improved restaurant level controls over food and paper usage, a shift in menu mix to higher margin offerings and the effect of the Company's 0.2% price increase effected in the fourth quarter of 2002. Direct labor as a percent of restaurant sales increased to 22.0% for the three months ended March 30, 2003 from 21.8% for the same period in 2002. Average hourly wage increased 0.5% to $6.33 for the three months ended
March 30, 2003 from $6.30 for the same period in 2002.


Advertising expense decreased 7.4% to $2.4 million in the three months ended March 30, 2003 from $2.6 million in the same period in fiscal 2002. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses increased $64,000, or 2.4%, to $2.8 million in the three months ended March 30, 2003 compared to the same period in 2002.

General and administrative expenses for the three months ended
March 30, 2003 was $4.9 million compared to $4.6 million for the same period in fiscal 2002. The increase resulted primarily from an increase of approximately $246,000 in expense associated with the Company's defined and postretirement benefit plans. The increase in expense associated with the defined benefit plan resulted from the actuarial impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed in fiscal 2002.

Other income increased $2,000 or 1.7%, to $122,000 in the three months ended March 30, 2003 compared to the same period in 2002.

The Company recognized a $39,000 gain on sale of assets for the three months ended March 30, 2003 as a result of sales of non operating properties.

The Company recognized a $4.4 million gain on extinguishment of debt in the three months ended March 31, 2002 that resulted from the retirement of a portion of the Company's 10.25% Senior Notes.

Interest expense, net of interest income, decreased $492,000 to $2.0 million in the three months ended March 30, 2003 from $2.5 million in the same period in 2002. This decrease resulted primarily from the Company's retirement of $12.0 million of the Notes during the last three quarters of 2002 and lower borrowings under its Credit Facility during the quarter ended March 31, 2002.

The Company's income tax expense from continuing operations decreased for the three months ended March 31, 2003 by $2.1 million, to a $65,000 benefit from a $2.0 million expense, in the same period in 2002. The effective income tax rate declined to 20.0% in the three months ended March 30, 2003 from 38.0% in the same period in 2002 due to the effect of non deductible differences in the quarter ended March 30, 2003.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $9.0 million at March 30, 2003, compared to a working capital deficit of $10.4 million at December 29, 2002.

Capital expenditures totaled approximately $2.4 million in the three months ended March 30, 2003, as compared to $1.2 million in the same period in 2002. The Company opened no new restaurants during the three months ended March 30, 2003 or March 31, 2002. Management estimates that capital expenditures will be approximately $6.2 million during the remainder of 2003. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants, ongoing capital improvements, and the implementation of new restaurant cash register systems.

0n January 28, 2002, the Company entered into a $25.0 million credit agreement (the "Credit Facility"). The Credit Facility provides for $10.0 million in revolving loan commitments and a $15.0 million term loan commitment, with maturity dates of June 1, 2004 and January 28, 2007, respectively.

During the quarter ended March 31, 2002, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. Proceeds from this transaction of approximately $23.3, net of expenses of approximately $1.0 million, were primarily used to purchase a portion of the Company's 10.25% Senior Notes during fiscal 2002.

At March 30, 2003, the Company had available cash of approximately $8.6 million, receivables of $1.1 million, and $5.5 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

The following table represents the Company's outstanding contractual obligations of the types described below at March 30, 2003. In addition, the Company has letters of credit commitments of approximately $4.5 million. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.

                          Payments Due by Period
                          (Thousands of dollars)
---------------------------------------------------------------------------
                                Less
   Contractual                  than 1       1-3         4-5       After 5
   Obligations       Total      year        years       years       years
----------------   --------    --------    --------    --------    --------
Senior Notes       $ 60,980    $    -      $    --     $ 60,980    $    --

Credit Facility
  Borrowings         13,646       1,250       2,500       2,500       7,396

Capital Lease
  Obligations         6,119         906       1,203         999       3,011

Operating Leases     78,101       8,052      13,349      11,008      45,692
                   --------    --------    --------    --------    --------
     Totals        $158,846    $ 10,208    $ 17,052    $ 75,487    $ 56,099
                   ========    ========    ========    ========    ========


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


      Accounts Receivable. The Company performs ongoing credit evaluations of its franchisees based upon payment history and the franchisees current credit worthiness. The Company continuously monitors collections from franchisees and maintains a provision for estimated credit losses based upon its review of franchisee financial condition and other relevant franchisee specific credit information. While such credit losses have historically been within the Company's expectations and the provisions established, it is possible that its credit loss rates could be higher or lower in the future.

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

      Self-Insurance. The Company is self-insured for the majority of its group health insurance costs, workers' compensation insurance costs, and general liabilities subject to specific retention levels. Benefits administrators assist the Company in evaluating claims data to determine the liability for self-insured claims. While the Company's management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect these self insured costs.

      Accounting for Income Taxes. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect the Company's income tax expense.

      Pension and Other Post-retirement Benefits. The determination of the Company's obligation and expense for pension and other post-retirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are disclosed in
Note 6 to the 2002 consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels and health care costs. These assumptions are periodically adjusted based on management's judgement and consultations with actuaries and others. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense, recorded obligation and funding requirements in future periods. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect its pension and other post-retirement benefit obligations and its future expense.

      Franchise Revenue Recognition. The Company recognize revenues related to Franchise fees when the related stores are opened. Changes in the timing of planned store openings and defaults on agreements can have a material impact on the timing of the recognition of such revenues.

Item 3. Quantitative and qualitative disclosures about market risks

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

The Company is also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time, the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of March 30, 2003.

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


Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 99)

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant in the first quarter of 2003.



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

Dated: 5/8/03          /s/Larry D. Bentley
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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:  May 8, 2003
                                          /s/Philip H. Sanford
                                          ---------------------------
                                          Philip H. Sanford, Chairman
                                          and Chief Executive Officer



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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


Date:  May 8, 2003
                                          /s/Larry D. Bentley
                                          -----------------------
                                          Larry D. Bentley, Vice
                                          President and Chief Financial
                                          Officer


                           EXHIBIT INDEX
-------------------------------------------------------------------------------
        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------
            99 Certification pursuant to 18 U.S.C. Section 1350, as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                       Exhibit No. 99
                       --------------

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of The Krystal Company, a Tennessee corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 8, 2003              /s/Philip H. Sanford
                                  -------------------------------------
                                  Philip H. Sanford
                                  Chairman and Chief Executive Officer



Dated:  May 8, 2003              /s/Larry D. Bentley
                                  -------------------------------------
                                  Larry D. Bentley
                                  Vice President and Chief Financial Officer


            The foregoing certification is being furnished solely pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of
Section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to The Krystal Company and will be retained by The Krystal Company and furnished to the Securities and Exchange Commission or its staff upon request.