Form 10-Q
period 2003-06-29
KRYSTAL COMPANY
filed 2003-08-06
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 or the quarterly period ended June 29, 2003

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For transition period from            to
                                         ---------     --------
                       Commission file number  000-20040
                       ---------------------------------
                             THE KRYSTAL COMPANY
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 TENNESSEE                        62-0264140
                 ---------                        ----------
      (State or other jurisdiction of      (IRS Employer identification
       incorporation or organization)       Number)

                  One Union Square, Chattanooga, TN   37402
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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of August 6, 2003.


                             THE KRYSTAL COMPANY
                             -------------------
                                June 29, 2003
                                -------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

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

In the opinion of management of the Company, all normal and recurring adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of June 29, 2003 and December 29, 2002, and (2) the results of their operations for the three and six months ended June 29, 2003 and June 30, 2002 and (3) their cash flows for the six months ended June 29, 2003 and June 30, 2002 have been included.
The results of operations for the interim period ended June 29, 2003 are not necessarily indicative of the results for the full year.

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


         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)


                                               June 29,    December 29,
                                                2003          2002
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $ 12,174       $ 10,690
   Receivables, net                             1,400          1,456
   Inventories                                  2,146          1,783
   Deferred income taxes                        4,615          4,615
   Prepayments and other                        1,064            951
                                             --------       --------
     Total current assets                      21,399         19,495
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        91,565         94,374
                                             --------       --------
LEASED PROPERTIES, net                          4,825          5,416
                                             --------       --------
OTHER ASSETS:
   Goodwill                                    36,186         36,186
   Deferred financing costs, net                1,569          1,851
   Other                                          942            986
                                             --------       --------
     Total other assets                        38,697         39,023
                                             --------       --------
       TOTAL ASSETS                          $156,486       $158,308
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.





                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                               June 29,     December 29,
                                                2003           2002
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  3,874       $  5,505
   Accrued liabilities                         22,088         22,102
   Current portion of long-term debt           13,333          1,250
   Current portion of capital
     lease obligations                            774          1,042
                                             --------       --------
     Total current liabilities                 40,069         29,899
                                             --------       --------

LONG-TERM DEBT, excluding current portion      60,980         73,688
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              5,039          5,384
                                             --------       --------
DEFERRED INCOME TAXES                           8,912          9,392
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     8,817          7,825
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at June 29, 2003,
     and at December 29, 2002                  35,000         35,000
   Accumulated other comprehensive loss       ( 6,524)       ( 6,524)
   Retained earnings                            4,193          3,644
                                             --------       --------
     Total shareholder's equity                32,669         32,120
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $156,486       $158,308
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.



                           THE KRYSTAL COMPANY AND SUBSIDIARY
                            ----------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                               (In thousands) (Unaudited)

                                               For The Three          For The Six
                                               Months Ended           Months Ended
                                             --------------------   ----------------
                                              June 29,   June 30,    June 29,  June 30,
                                               2003       2002         2003      2002
                                             --------    --------    --------  --------
REVENUES:
  Restaurant sales                           $ 59,895    $ 62,941    $116,540    $123,937
  Franchise fees                                  185         302         478         597
  Royalties                                     1,797       1,756       3,437       3,340
                                              -------     -------     -------     -------
                                               61,877      64,999     120,455     127,874
                                              -------     -------     -------     -------
COST AND OTHER EXPENSES (INCOME):
  Cost of restaurant sales                     49,205      50,441      96,167     100,096
  Advertising expense                           2,521       2,643       4,895       5,205
  Depreciation and amortization
    expenses                                    2,843       2,717       5,635       5,445
  General and administrative
    expenses                                    4,453       4,911       9,396       9,501
  Other income                                 (  128)     (  127)     (  250)     (  247)
                                              -------     -------     -------     -------
                                               58,894      60,585     115,843     120,000
                                              -------     -------     -------     -------
OPERATING INCOME                                2,983       4,414       4,612       7,874
GAIN ON SALE OF ASSETS                            --          --           39         --
GAIN ON EXTINGUISHMENT OF DEBT                    --            4         --        4,375
INTEREST EXPENSE, net                          (1,966)     (2,411)     (3,965)     (4,902)
                                              -------     -------     -------     -------
INCOME BEFORE INCOME TAXES                      1,017       2,007         686       7,347

PROVISION FOR INCOME TAXES                     (  202)     (  424)     (  137)     (2,454)
                                              -------     -------     -------     -------
INCOME FROM CONTINUING OPERATIONS                 815       1,583         549       4,893

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $144 FOR THE THREE
  MONTHS AND $276 FOR THE SIX MONTHS IN 2002      --          256          --         472
                                              -------     -------     -------     -------
NET INCOME                                   $    815    $  1,839    $    549    $  5,365
                                              =======     =======     =======     =======
  See accompanying notes to consolidated condensed financial statements.




                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands)
                              (Unaudited)
                                                  For The Six Months Ended
                                                 ---------------------------
                                                    June 29,        June 30,
                                                     2003            2002
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income                                      $    549        $  5,365
  Adjustments to reconcile net income to
   net cash provided by operating activities-
    Depreciation and amortization                    5,635           5,539
    Change in deferred taxes                       (   480)        ( 1,441)
    Gain on extinguishment of debt                     --          ( 4,375)
    Gain on sale of assets                         (    39)        (    11)
    Changes in operating assets and liabilities:
    Receivables, net                                    56         (   175)
    Inventories                                         83             304
    Prepayments and other                          (   113)        (   142)
    Accounts payable                               ( 1,631)            348
    Accrued liabilities                            (    14)          3,876
    Other, net                                       1,268           1,167
                                                  --------        --------
      Net cash provided by
        operating activities                         5,314          10,455
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 4,455)        ( 4,265)
    Proceeds from sale of property,
      buildings, and equipment                       1,863          23,334
                                                  --------         -------
      Net cash (used in) provided by
        investing activities                       ( 2,592)         19,069
                                                  --------         -------
FINANCING ACTIVITIES:
    Net payments under revolving
      credit facility                              (   625)        ( 3,417)
    Repayments of long-term debt                       --          (22,851)
    Principal payments of
      capital lease obligations                    (   613)        ( 3,276)
                                                  --------         -------
      Net cash used in financing activities        ( 1,238)        (29,544)
                                                  --------        --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                              1,484         (    20)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                              10,690          13,042
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                  $ 12,174        $ 13,022
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                     $  3,708         $ 5,475
                                                   =======         =======
     Income taxes                                 $    787         $ 1,225
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

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At June 29, 2003, there were 187 franchised or licensed restaurants and at June 30, 2002, there were 173 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of 4.5% to 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheet. At June 29, 2003 and June 30, 2002, total deferred franchise and license fees were approximately $947,500 and $958,500, respectively.

Advertising --

The Company incurs expenditures for television, radio and print advertising to support its products. This advertising maintains the important brand franchise with the consuming public. The Company allocates a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

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

Accumulated Other Comprehensive Income -

Accumulated other comprehensive income is comprised of a minimum pension liability of $6.5 million, net of taxes, at December 29, 2002 and June 29, 2003.

Stock Compensation --

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc. authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998, of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions during the Company's first fiscal quarter of 2003 or during fiscal 2002. No options were granted or exercised during the Company's first two fiscal quarters of 2003 or during fiscal 2002. Subsequent to the second fiscal quarter of 2003, 100,000 previously granted options were forfeited and cancelled following termination of employment of a former option holder.

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

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options and awards in each period.


                              The three months ended      The six months ended
                              ----------------------      --------------------
                               June 29,    June 30,       June 29,    June 30,
                                2003         2002           2003        2002
                               --------    --------      --------     --------
                                              (In thousands)
 Net Income:
  As reported                  $   815     $ 1,839       $   549      $ 5,365
  Stock compensation expense     (  16)      (  25)        (  35)      (   50)
                               -------     -------       -------      -------
  Pro forma                    $   799     $ 1,814       $   514      $ 5,315
                               =======     =======       =======      =======

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

B.  RECENT ACCOUNTING PRONOUNCEMENTS -

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that entities assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis beginning in 2002. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill. The approach to evaluating the recoverability of goodwill as outlined in SFAS 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. The impairment only approach required by SFAS 142 may have the effect of increasing the volatility of the Company's earnings if additional goodwill impairment occurs at a future date. SFAS 142 also requires entities to discontinue amortization of all goodwill. Accordingly, the Company no longer amortized goodwill beginning in 2002.

Effective December 31, 2001, the Company adopted the provisions of SFAS 142 and performed the fair value based tests and ceased amortization of goodwill. After reviewing all pertinent information relating to the revaluation of goodwill and performing the annual impairment test as prescribed by SFAS 142, the Company determined that a revaluation thereof was not required at this time.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections",("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" , which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.
As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. During fiscal 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $5.0 million associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on December 30, 2002. Accordingly, the extraordinary gains reported in 2002 have been reclassified.

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

Segment information is as follows:
------------------------------------------------------------------------------
                                                      June 29,      June 30,
(in thousands)                                         2003           2002
------------------------------------------------------------------------------
Revenues:
   Restaurants                                       $116,540       $123,937
   Franchising                                          3,915          3,937
-----------------------------------------------------------------------------
Total segment revenues                               $120,455       $127,874
=============================================================================

Depreciation and Amortization:
   Restaurants                                       $  5,582       $  5,293
   Franchising                                              1              2
-----------------------------------------------------------------------------
Total segment depreciation and amortization          $  5,583        $ 5,295
=============================================================================

Earnings before Interest, Taxes, Depreciation,
  and Amortization ("EBITDA"):
   Restaurant                                        $  7,314       $ 14,606
   Franchising                                          2,681          2,791
-----------------------------------------------------------------------------
Total segment EBITDA                                 $  9,995       $ 17,397
=============================================================================

Interest expense:
   Restaurant                                        $  4,005       $  4,939
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment interest expense                       $  4,005       $  4,939
=============================================================================

                                                     June 29,     December 29,
                                                       2003          2002
-----------------------------------------------------------------------------
Capital Expenditures:
   Restaurants                                       $  4,455       $  9,740
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment capital expenditures                   $  4,455       $  9,740
=============================================================================

Total Assets:
   Restaurants                                       $152,925       $153,083
   Franchising                                          2,041          2,043
-----------------------------------------------------------------------------
Total segment assets                                 $154,966       $155,126
=============================================================================







A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:
-------------------------------------------------------------------------------
                                                     June 29,        June 30,
                                                       2003            2002
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  5,583       $  5,295
Unreported segments (1)                                    52            150
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  5,635       $  5,445
===============================================================================

A reconciliation of segment EBITDA to consolidated
  EBITDA is as follows:

Segment EBITDA                                       $  9,995       $ 17,397
Unreported segments (1)                                   252            297
-------------------------------------------------------------------------------
Total consolidated EBITDA                            $ 10,247       $ 17,694
===============================================================================

A reconciliation of segment total assets to
  consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                      June 29,    December 29,
                                                       2003           2002
-------------------------------------------------------------------------------
Total segment assets                                 $154,966       $155,126
Unreported segments (1)                                 1,520          3,182
-------------------------------------------------------------------------------
Total consolidated assets                            $156,486       $158,308
===============================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

D.   INDEBTEDNESS

Senior Secured Credit Agreement--

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increases the revolving line of credit from $10.0 million to $25.0 million, eliminates the term loan feature and modifies certain other terms and conditions. The existing term loan balance at June 29, 2003 was $13.3 million, which was repaid with an initial borrowing of $14.0 million under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs. The amended Credit Facility matures June 29, 2004, and; therefore, has been reflected as a current liability in the accompanying consolidated balance sheet as of June 29, 2003.

Borrowings under the amended Credit Facility bear interest rates, at the option of the Company, and depending on the certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.00% to 1.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.50% to 2.75% and is determined by certain financial covenants.

The amended Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with all covenants for the three months ended June 29, 2003.

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

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                   (Dollars in thousands, except average check)

                                                For The Three         For The Six
                                                Months Ended          Months Ended
                                            --------------------   --------------------
                                             June 29,    June 30,   June 29,    June 30,
                                              2003        2002        2003        2002
                                            ---------   ---------  ----------  ----------
RESTAURANT SALES:
  Company owned                             $ 59,895   $ 62,941     $116,540   $123,937
  Franchise                                   37,661     36,671       72,020     70,499
                                            --------   --------     --------   --------
SYSTEMWIDE RESTAURANT SALES                 $ 97,556   $ 99,612      188,560    194,436
  Percent change                              (2.09%)     5.33%      ( 3.03%)     6.81%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          245        246          245        246

  Restaurant Sales                          $ 59,895   $ 62,941      $116,540  $123,937
    Percent change                            (4.88%)    (0.63%)       (5.99%)    1.06%

  Percent change in same restaurant sales     (4.68%)     0.15%        (5.79%)    2.11%

Selected components are --

Cost of restaurant sales                    $ 49,205  $ 50,441       $ 96,167  $100,096
    As a percent of restaurant sales          82.15%    80.14%         82.53%    80.76%

  Food and paper cost                       $ 17,733  $ 18,780       $ 34,351  $ 37,147
    As a percent of restaurant sales          29.61%    29.84%         29.48%    29.97%

  Direct labor                              $ 13,112  $ 13,718       $ 25,554  $ 27,034
    As a percent of restaurant sales          21.89%    21.80%         21.93%    21.87%

  Other labor costs                         $  4,513  $  4,506       $  8,954  $  9,193
    As a percent of restaurant sales           7.53%     7.16%          7.68%     7.42%

  Average check                             $   4.73  $   4.75       $   4.72  $   4.72
    Percent change                            (0.42%)    1.28%         (0.00%)    1.72%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          187       173            187       173

  Restaurant Sales                          $ 37,662  $ 36,671       $ 72,020  $ 70,499
    Percent change                             2.70%    17.30%          2.16%    18.63%

  Percent change in same restaurant sales     (4.77%)   (2.29%)        (5.55%)   (0.63%)

  Average check                             $   5.03  $   5.06       $   5.02  $   5.03
    Percent change                            (0.59%)    1.81%         (0.20%)    2.24%



          Comparison of the Three Months Ended June 29, 2003
          --------------------------------------------------
               to the Three Months Ended June 30, 2002
               ---------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $59.9 million for Company-owned units and $37.7 million for franchised units, for the three months ended June 29, 2003 decreased 2.1% to $97.6 million compared to $99.6 million for the same period in 2002.

Total Company revenues decreased $3.1 million to $61.9 million in the three months ended June 29, 2003 compared to the same period in 2002. The decrease was comprised of a $3.0 million decrease in restaurant sales and a decrease of $76,000 in royalties and franchise fees. The decrease in restaurant sales was primarily due to operating one less restaurant and a 4.68% decrease in same restaurant sales for the period. The Company operated 245 restaurants at June 29, 2003 compared to 246 restaurants at June 30, 2002.

Company-owned same restaurant sales decreased 4.68%, compared to the same period in 2002. The decrease was primarily attributable to a decrease in restaurant volume for the three months ended June 29, 2003 compared to the same period in 2002. The average customer check for Company owned restaurants was $4.73 for the three months ended June 29, 2003 compared to $4.75 for the same period in 2002.

Franchise fee income was $185,000 in the three months ended June 29, 2003 and $302,000 for the same period in 2002. Franchise fees are collected upon the opening, transfer, extension or renewal of new franchise restaurants. The Company's franchisees opened seven franchised restaurants in the three months ended June 29, 2003 and June 30, 2002. The decrease in franchise fees in 2003 related primarily to fewer transfers and extensions of franchise agreements in 2003 than in 2002. Royalty revenue increased 2.3% to $1.8 million in the three months ended June 29, 2003 from $1.76 million in the same period in 2002. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 2.7% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation. The franchise system operated 187 restaurants at June 29, 2003 compared to 173 at June 29, 2002.

Cost of restaurant sales was $49.2 million for the three months ended
June 29, 2003 compared to $50.4 million for the same period in 2002.
Food and paper costs as a percent of restaurant sales decreased to 29.6% in the three months ended June 29, 2003 from 29.8% in the same period in 2002. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from decreases in beef prices and the effect of 2003 price increases amounting to 0.34%, offset in part by menu mix shifts. Direct labor as a percent of restaurant sales increased to 21.9% for the three months ended June 29, 2003 from 21.8% for the same period in 2002, due in part to an increase of approximately $600,000 in the Company's vacation accrual. Average hourly wage was $6.29 for the three months ended June 29, 2003 and for the same period in 2002.


Advertising expense decreased 4.6% to $2.5 million in the three months ended June 30, 2003 from $2.6 million in the same period in fiscal 2002.
Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses increased $126,000, or 4.6%, to $2.8 million in the three months ended June 29, 2003 compared to the same period in 2002.

General and administrative expenses for the three months ended
June 29, 2003 was $4.5 million compared to $4.9 million for the same period in fiscal 2002. The decrease resulted primarily from an increase of approximately $490,000 in expense associated with the Company's defined and postretirement benefit plans, offset by the elimination of the accruals of Company's management incentive plan of approximately $460,000, and decreases in travel, training and relocation expense of approximately $290,000 in fiscal 2003 compared to fiscal 2002. The increase in expense associated with the defined benefit plan resulted from the impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed in fiscal 2002. In the three months ended June 29, 2003, the Company's performance failed to meet the criteria for payment of management Incentive bonuses and, accordingly, no provision was made for such bonuses.

Other income increased $1,000 or 0.8%, to $128,000 in the three months ended June 29, 2003 compared to the same period in 2002.

The Company recognized a $4,000 gain on extinguishment of debt in the three months ended June 29, 2002 that resulted from the retirement of a portion of the Company's 10.25% Senior Notes.

Interest expense, net of interest income, decreased $446,000 to $2.0 million in the three months ended June 29, 2003 from $2.4 million in the same period in 2002. This decrease resulted primarily from the Company's retirement of $12.0 million of the Notes during the last three quarters of 2002, a $4.0 million reduction in its capital lease obligations in the last three quarters of 2002 and the first two quarters of 2003 and lower borrowings under its Credit Facility during the quarter ended June 29, 2003.

The Company's income tax expense from continuing operations decreased for the three months ended June 29, 2003 by $222,000, to $202,000 from  $424,000 in the same period in 2002. The effective income tax rate decreased to 19.9% in the three months ended June 29, 2003 from 21.1% in the same period in 2002.



          Comparison of the Six Months Ended June 29, 2003
          ------------------------------------------------
               to the Six Months Ended June 30, 2002
               -------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $116.6 million for Company-owned units and $72.0 million for franchised units, for the six months ended June 29, 2003 decreased 3.0% to $188.6 million compared to $194.4 million for the same period in 2002.

Total Company revenues decreased $7.4 million to $120.5 million in the six months ended June 29, 2003 compared to the same period in 2002. The decrease was comprised primarily of a $7.4 million decrease in restaurant sales. The decrease in restaurant sales was primarily due to operating one less restaurant and a 5.8% decrease in same restaurant sales for the period. The Company operated 245 restaurants at June 29, 2003 compared to 246 restaurants at June 30, 2002.

Company-owned same restaurant sales decreased 5.8%, compared to the same period in 2002. The decrease was primarily attributable to a decrease in restaurant volume for the six months ended June 29, 2003 compared to the same period in 2002. The average customer check for Company owned restaurants was $4.72 for the six months ended June 29, 2003 and June 30, 2002.

Franchise fee income was $478,000 in the six months ended June 29, 2003 compared to $597,000 in the same period in 2002. Franchise fees are collected upon the opening, transfer, extension or renewal of new franchise restaurants. The Company's franchisees opened 12 franchised restaurants in the six months ended June 29, 2003 and June 30, 2002. The decrease in franchise fees in 2003 related primarily to fewer transfers and extensions of franchise agreements in 2003 than in 2002. Royalty revenue increased 2.9% to $3.4 million in the six months ended June 29, 2003 from $3.3 million in the same period in 2002. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 2.2% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants in operation. The franchise system operated 187 restaurants at June 29, 2003 compared to 173 at June 29, 2002.

Cost of restaurant sales was $96.2 million for the six months ended
June 29, 2003 compared to $100.1 million for the same period in 2002.
Food and paper costs as a percent of restaurant sales decreased to 29.5% in the six months ended June 29, 2003 from 30.0% in the same period in 2002.
The decrease in food and paper costs as a percent of restaurant sales resulted primarily from decreases in beef prices and the effect of 2003 menu price increases amounting to 0.34%, offset slightly by menu mix shifts. Direct labor as a percent of restaurant sales increased to 21.9% for the six months ended June 29, 2003 from 21.8% for the same period in 2002, due in part to an increase of approximately $600,000 in the Company's vacation accrual. Average hourly wage increased 0.2% to $6.30 for the six months ended June 29, 2003 from $6.29 for the same period in 2002.

Advertising expense decreased 6.0% to $4.9 million in the six months ended June 30, 2003 from $5.2 million in the same period in fiscal 2002.
Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses increased $190,000, or 3.5%, to $5.6 million in the six months ended June 29, 2003 compared to the same period in 2002.

General and administrative expenses for the six months ended June 29, 2003 was $9.4 million compared to $9.5 million for the same period in fiscal 2002. The change resulted primarily from an increase of approximately $735,000 in expense associated with the Company's defined and postretirement benefit plans offset by the elimination of approximately $578,000 in accruals for the Company's management incentive plan and decreases in travel, training and relocation expense in fiscal 2003 compared to fiscal 2002. The increase in expense associated with the defined benefit plan resulted from the impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed in fiscal 2002. In the first six months of 2003, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In the first six months of 2002, the Company's year-to-date performance warranted the accrual of such bonuses.

Other income increased $3,000 or 1.2%, to $250,000 in the six months ended June 29, 2003 compared to the same period in 2002.

The Company recognized a $39,000 gain on sale of assets for the six months ended June 29, 2003 as a result of sales of non-operating properties.

The Company recognized a $4.4 million gain on extinguishment of debt in the six months ended June 29, 2002 that resulted from the retirement of a portion of the Company's 10.25% Senior Notes.

Interest expense, net of interest income, decreased $938,000 to $4.0 million in the six months ended June 29, 2003 from $4.9 million in the same period in 2002. This decrease resulted primarily from the Company's retirement of $12.0 million of the Notes during the last three quarters of 2002, a $4.0 million reduction in its capital lease obligations in the last three quarters of 2002 and first two quarters of 2003 and lower borrowings under its Credit Facility during the first six months of 2003.

The Company's income tax expense from continuing operations decreased for the six months ended June 29, 2003 by $2.3 million, to $137,000 from $2.5 million expense in the same period in 2002. The effective income tax rate decreased to 20.0% in the six months ended June 29, 2003 from 33.4% in the same period in 2002.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventory or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $18.7 million at June 29, 2003, compared to a working capital deficit of $10.4 million at December 29, 2002.

Capital expenditures totaled approximately $4.5 million in the six months ended June 29, 2003, as compared to $4.3 million in the same period in 2002. The Company opened no new restaurants during the three months ended June 29, 2003 or June 30, 2002. Management estimates that capital expenditures will be approximately $3.6 million during the remainder of 2003. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants and ongoing capital improvements.


0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increases the revolving line of credit from $10.0 million to $25.0 million, eliminates the term loan feature and modifies certain other terms and conditions. The existing term loan balance at June 29, 2003 was $13.3 million, which was repaid with an initial borrowing of $14.0 million under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs. The amended Credit Facility matures June 29, 2004, and; therefore, has been reflected as a current liability in the accompanying consolidated balance sheet as of June 29, 2003.

During the quarter ended March 31, 2002, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. Proceeds from this transaction of approximately $23.3 million, net of expenses of approximately $1.0 million, were primarily used to purchase a portion of the Company's 10.25% Senior Notes during fiscal 2002.

At June 29, 2003, the Company had available cash of approximately $12.2 million, receivables of $1.4 million, and $6.4 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

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

      Franchise Revenue Recognition. The Company recognizes revenues related to Franchise fees when the related stores are opened. Changes in the timing of planned store openings and defaults on agreements can have a material impact on the timing of the recognition of such revenues.






Item 3. Quantitative and qualitative disclosures about market risks

Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our Credit Facility. Borrowings under the amended Credit Facility bear interest rates, at the option of the Company, and depending on certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.25% to 2.0%) or (b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.75% to 3.5% and is determined by certain financial covenants).

If the interest rates on our borrowings average 100 basis points (1.0%) more in fiscal 2003 than they did in fiscal 2002, our interest expense would increase and income before income taxes would decrease by approximately $100,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

The Company is also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time, the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of June 29, 2003.

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






Item 4.    Submission of Matters to a Vote of Secondary Holders

By unanimous written consent dated May 1, 2003, Port Royal Holdings, Inc., the Company's sole shareholder elected the following directors for the Company:
Philip H. Sanford, James F. Exum, Jr., Andrew G. Cope, S. K. Johnston, III,
W. A. Bryan Patten, Richard C. Patton, Benjamin R. Probasco and
A. Alexander Taylor, II.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32)

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the Registrant in the second quarter of 2003.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: August 8, 2003    /s/Larry D. Bentley
---------------          ------------------------
                         Larry D. Bentley
                         (Senior Vice President, Chief Financial
                         Officer and Principal Accounting Officer)


                                CERTIFICATIONS
                                --------------

I, Philip H. Sanford, Chairman and Chief Executive Officer, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of The Krystal
Company;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 6, 2003
                                          /s/Philip H. Sanford
                                          ---------------------------
                                          Philip H. Sanford, Chairman
                                          and Chief Executive Officer











I, Larry D. Bentley, Vice President and Chief Financial Officer, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of The Krystal
Company;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 6, 2003
                                       /s/Larry D. Bentley
                                       -----------------------
                                       Larry D. Bentley, Senior Vice
                                       President and Chief Financial Officer


                           EXHIBIT INDEX
-------------------------------------------------------------------------------
        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------
            32 Certification pursuant to 18 U.S.C. Section 1350, as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            10.1 Amended and restated credit agreement dated as of June 30, 2003 among The Krystal Company, as borrower, and Bank of America.


                       Exhibit No. 32
                       --------------

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

     The Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 6, 2003            /s/Philip H. Sanford
                                  -------------------------------------
                                  Philip H. Sanford
                                  Chairman and Chief Executive Officer



Dated:  August 6, 2003            /s/Larry D. Bentley
                                  -------------------------------------
                                  Larry D. Bentley
                                  Senior Vice President and
                                  Chief Financial Officer


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


                            Exhibit No. 10.1
                            ----------------


                            AMENDED AND RESTATED
                              CREDIT AGREEMENT


                          dated as of June 30, 2003


                                   among


                        THE KRYSTAL COMPANY, as Borrower

             KRYSTAL AVIATION CO., KRYSTAL AVIATION MANAGEMENT CO.,
                AND PORT ROYAL HOLDINGS, INC., as Guarantors,

                   THE LENDERS LISTED HEREIN, as Lenders


                        BANK OF AMERICA, N.A.,
                        as Administrative Agent



                     AMENDED AND RESTATED
                      CREDIT AGREEMENT

THIS AMENDED AND RESTATED CREDIT AGREEMENT is made and entered into as of June 30, 2003, by and among THE KRYSTAL COMPANY, a Tennessee corporation (the "Borrower") KRYSTAL AVIATION CO., KRYSTAL AVIATION MANAGEMENT CO., and PORT ROYAL HOLDINGS, INC., (each individually, a "Guarantor" and collectively, the "Guarantors"), the banks, financial institutions and other institutional lenders party thereto as lenders (each individually, a "Lender" and collectively, the "Lenders"), and BANK OF AMERICA, N.A., a national banking association, as administrative agent for the Lenders
(in such capacity, the "Agent") for the Lenders.

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

            Adjusted LIBO Rate   =              LIBOR
                                       --------------------------
                                     1.00 - LIBOR Reserve Percentage

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

"Advance" shall mean any principal amount advanced and remaining outstanding at any time as the Revolving Loan, which Advance shall be made or outstanding as Base Rate Advance or Eurodollar Advance, as the case may be.

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

"Agent's Fee Letter" shall mean that certain fee letter dated as of the Closing Date executed by the Borrower and addressed to the Agent.

"Agreement" shall mean this Amended and Restated Credit Agreement, as hereafter amended, restated, supplemented or otherwise modified from time to time.

"Applicable Commitment Fee Rate" shall mean, with respect to any calculation of the Commitment Fee hereunder, the percentage per annum determined by reference to the following chart set forth below based on Borrower's Funded Debt Coverage Ratio calculated as of the relevant determination date in accordance with Section 6.08(b):

    Funded Debt                            Applicable Commitment
   Coverage Ratio                              Fee Rate
  ----------------------------------------------------------------------
Less than or equal to 2.50:1.0                   0.125%

Greater than 2.50:1.0 but less than
or equal to 3.0:1.0                              0.125%

Greater than 3.0:1.0, but less than
or equal to 3.50:1.0                             0.125%

0.125%
Greater than 3.50:1.0, but less than or
equal to 4.0:1.0`                                0.25%

Greater than 4.0:1.0, but less than
or equal to 4.50:1.0                             0.375%


Each change in the Applicable Commitment Fee Rate resulting from a change in the Funded Debt Coverage Ratio shall be effective from and after the date that any change in the Applicable Margin is effective. Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b), and (c), as applicable, the Applicable Commitment Fee Rate shall be 0.375%.

"Applicable Margin" shall mean with respect to all Advances outstanding hereafter, the relevant percentage indicated below for the Borrower's Funded Debt Coverage Ratio, as determined quarterly, based upon the financial statements delivered to the Lenders pursuant to Section 6.07(a) or Section 6.07(b) hereof, as the case may be in accordance with Section 6.08(b), with such Applicable Margin to be effective with respect to calculations based upon the financial statements delivered pursuant to Section 6.07 as of the first day of the second Fiscal Quarter immediately following the Fiscal Quarter for which such financial statements are delivered (for example, the Applicable Margin effective as of the first day of the third Fiscal Quarter shall be calculated based upon the financial statements delivered for the first Fiscal Quarter of the Borrower):

         Funded Debt               Applicable Margin       Applicable Margin
        Coverage Ratio        for Eurodollar Advances    for Base Rate Advances
                               of the Revolving Loan      of the Revolving Loan
Less than or
   equal to 2.50:1.0                 1.50%                     0.00%

Greater than 2.50:1.0 but
   less than  or equal
   to 3.0:1.0                        1.70%                     0.00%

Greater than 3.0:1.0, but
   less than or equal to 3.50:1.0    1.95%                     0.25%

Greater than 3.50:1.0, but
   less than or equal to 4.0:1.0     2.45%                     0.50%

Greater than 4.0:1.0, but less
    than or equal to 4.50:1.0        2.75%                     1.00%

Notwithstanding the foregoing, at any time during which Borrower has failed to deliver the financial statements and certificates when required by Section 6.07(a), (b), and (c), as applicable, the Applicable Margin with respect to Eurodollar Advances then outstanding shall be 2.75% and the Applicable Margin with respect to Base Rate Advances shall be 1.00%.

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

"Borrower Security Agreement" shall mean that certain Borrower Security Agreement dated as of January 29, 2002 executed by the Borrower, granting a security interest in all of the personal property and fixtures of the Borrower to the Agent, for the benefit of the Agent and the Lenders.

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

"Cash Equivalents" shall mean:

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

"Collateral (Pool B)" shall mean the Real Estate Collateral designated on Schedule R-1 as Collateral (Pool B). Lender shall release its lien and security interest in and to Collateral (Pool B) promptly, and in any event within thirty (30) days, following the execution of this Agreement.

"Commitment" shall mean the Revolving Loan Commitment.

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

"Consolidated EBITDA" shall mean, with reference to any period, and without duplication of any item, an amount equal to the sum for such fiscal period of Consolidated Net Income (Loss) and, to the extent deducted in determining such Consolidated Net Income (Loss), provisions for (i) taxes based on income (whether paid or deferred), (ii) Consolidated Interest Expense, (iii) depreciation of assets and (iv) amortization.

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

"Environmental Indemnity Agreement" shall mean that certain Environmental Indemnity Agreement dated as of January 28, 2002, from the Borrower in favor of the Agent, for the benefit of the Agent and the Lenders.

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

"Eurodollar Advance" shall mean an Advance made or outstanding as a Revolving Loan bearing interest based on the Adjusted LIBO Rate.

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

"Exempt Affiliate Transactions" means (a) transactions between or among the Borrower and/or its Wholly-Owned Subsidiaries, (b) advances to officers of the Borrower or any Subsidiary of the Borrower in the ordinary course of business to provide for the payment of reasonable expenses incurred by such persons in the performance of their responsibilities to the Borrower or such Subsidiary or in connection with any relocation, (c) fees and compensation paid to and indemnity provided on behalf of directors, officers or employees of the Borrower or any Subsidiary of the Borrower in the ordinary course of business, (d) any employment agreement that is in effect on the Restatement Date and any such agreement entered into by the Borrower or a Subsidiary of the Borrower after the Closing Date in the ordinary course of business of the Borrower or such Subsidiary and (e) any Restricted Payment that is not prohibited by Section 7.04 hereof.

"Facility" or "Facilities" shall mean the Revolving Loan Commitment and the Letter of Credit Subcommitment, as the context may indicate.

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

"Fiscal Year" shall mean, with respect to the Borrower, any period of 52 (or, if applicable 53) consecutive weeks ending on the Sunday closest to December 31 of each year; references to a Fiscal Year with a number corresponding to any calendar year (e.g., "Fiscal Year 2001") refer to the Fiscal Year ending on the Sunday closest to December 31 of that year

"Fiscal Year End" shall mean the last day of any Fiscal Year.

"Fixed Charge Coverage Ratio" shall mean, for any period, the ratio of
(a) Consolidated EBITDA plus Rental Obligations minus extraordinary gains minus dividends paid plus losses on sales of assets or early extinguishment of debt minus gains on sales of assets or early extinguishments of debt plus non-cash losses recognized due to the impairment of asset values during such period, to (b) Fixed Charges for such period in each case determined with respect to the Borrower and its Subsidiaries for the Fiscal Quarter ending on such date and the immediately preceding three Fiscal Quarters.

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

"Funded Debt Coverage Ratio" shall mean, as of the last day of any Fiscal Quarter of the Borrower, the ratio of (i) Consolidated Funded Debt to
(ii) Consolidated EBITDA plus losses on sales of assets or early extinguishment of debt minus gains on sales of assets or early extinguishments of debt plus non-cash losses recognized due to the impairment of asset values determined with respect to the Borrower and its Subsidiaries for the Fiscal Quarter ending on such date and the immediately preceding three Fiscal Quarters.

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

"Intellectual Property Security Agreement" shall mean that certain Intellectual Property Security Agreement dated January 28, 2002 executed by the Borrower and its Subsidiaries in favor of the Agent, for the benefit of the Agent and the Lenders.

"Interest Period" shall mean as to any Eurodollar Advance, the interest period selected by the Borrower pursuant to Section 3.04(a) hereof.

"Interest Rate Contract" shall mean all interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, interest rate insurance and other agreements and arrangements designed to provide protection against fluctuations in interest rates, in each case as the same may be from time to time amended, restated, renewed, supplemented or otherwise modified.

"Investments" means, with respect to any Person, all investments by such Person in other Persons (including Affiliates) in the form of direct or indirect loans (including guarantees of Indebtedness or other obligations), advances or other extensions of credit or capital contributions to other Persons (by means of any transfer of cash or other property but excluding advances to officers of the type specified in clause (b) of the definition of Exempt Affiliate Transactions), or any purchases, acquisitions for consideration of Indebtedness, Equity Interests or other securities or ownership by such Person or any Capital Stock, bonds, notes, debentures or other securities (including, without limitation any interests in a partnership or joint venture) issued or owned by any other Person, and all other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP; provided that an acquisition by the Borrower for consideration consisting of common equity securities of the Borrower shall not be deemed to be an Investment.

"Lender" or "Lenders" shall mean, individually and collectively, as the context may require, the Revolving Lender.

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

"L/C Subcommitment" shall mean, at any time, an aggregate amount of $5,150,000, as such amount may be reduced from time to time in accordance with the terms of this Agreement.

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

"Loans" shall mean the Revolving Loan.

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

"Maturity Date" shall mean the date which is one (1) day prior to the anniversary of the Restatement Date.

"Moody's" shall mean Moody's Investors Service, Inc.

"Mortgages" shall mean those certain mortgages, deed to secure debt, deeds of trust and similar instruments executed by the Borrower granting a Lien on the Real Property Collateral and fixtures owned by the Borrower to the Agent, for the benefit of the Agent and the Lenders.

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

"Notes" shall mean the Revolving Loan Note.

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

"Parent" shall mean Port Royal Holdings, Inc., a Georgia corporation.

"Parent Guaranty" shall mean that certain limited recourse Parent Guaranty dated as of January 28, 2002, executed by the Parent in favor of the Agent for the benefit of the Agent and the Lenders with respect to the Obligations.

"Parent Pledge Agreement" shall mean that certain Parent Pledge Agreement dated as of January 28, 2002, executed by the Parent in favor of the Agent, for the benefit of the Agent and the Lenders, in connection with the Pledged Stock owned by the Parent.

"Payment Office" shall mean with respect to payments of principal, interest, fees or other amounts relating to the Revolving Loan, and all other Obligations, the office specified as the "Payment Office" for the Agent on the signature page of the Agent, or such other location as to which the Agent shall have given written notice to the Borrower.

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

"Pledge Agreement" shall mean that certain Pledge Agreement dated as of January 28, 2002, executed by the Borrower and its Subsidiaries in favor of the Agent for the benefit of the Agent and the Lenders, in connection with the Pledged Stock owned by the Borrower and its Subsidiaries.

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

"Pro Rata Share" shall mean, with respect to each of the Commitments of each Lender, each Revolving Loan to be made by, each Letter of Credit issued hereunder, and each payment (including, without limitation, any payment of principal, interest or fees) to be made to each Lender with respect to the Revolving Loan, the percentage designated as such Lender's Pro Rata Share of the Revolving Loan Commitment, such Loans, such Letters of Credit or such payments, as applicable, set forth under the name of such Lender on the respective signature page for such Lender, in each case as such Pro Rata Share may change from time to time as a result of assignments or amendments made pursuant to this Agreement.

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

"Requirement of Law" for any person shall mean the articles or certificate of incorporation or charter and bylaws or other organizational or governing determination of an arbitrator or a court or other governmental authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

"Restatement Date" shall mean June 30, 2003.

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

"Revolving Loan Commitment" shall mean, the obligation of the Revolving Lender to advance the sum of up to $25,000,000 on or after the Restatement Date, as the same may be increased or decreased from time to time as a result of any reduction thereof pursuant to Section 2.04, any assignment thereof pursuant to Section 10.06, or any amendment thereof pursuant to Section 10.02, and as further limited by the deemed utilization of the Revolving Loan Commitment by the issuance of Letters of Credit.

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

"Subsidiary Guaranty" shall mean that certain Subsidiary Guaranty dated as of January 28, 2002, executed by the Material Subsidiaries of the Borrower in favor of the Agent for the benefit of the Agent and the Lenders with respect to the Obligations.
"Subsidiary Security Agreement" shall mean that certain Subsidiary Security Agreement dated as of January 28, 2002, executed by the Material Subsidiaries of the Borrower in favor of the Agent for the benefit of the Agent and the Lenders.

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


                             ARTICLE II.
                           REVOLVING LOAN

    Section 2.01. Revolving Loan Commitment; Use of Proceeds.

     (a) Revolving Loan Commitment. Subject to and upon the terms and conditions herein set forth, the Revolving Lender establishes in favor of the Borrower, from, on and after the Restatement Date, but prior to the Maturity Date, its Revolving Loan Commitment. The Revolving Lender, subject to and upon the terms and conditions set forth herein, from time to time agrees to make to the Borrower Advances of the Revolving Loan in an aggregate principal amount outstanding at any time not to exceed the Revolving Loan Commitment. Borrower shall be entitled to repay and reborrow the Revolving Loan in accordance with the provisions hereof. In addition to the Revolving Loan, the Borrower may request, from, on and after the Restatement Date but prior to the Maturity Date, that the Agent issue Letters of Credit for the account of the Borrower, subject to and upon the terms and conditions herein set forth. Notwithstanding any provision of this Agreement to the contrary, the sum of (x) the aggregate principal amount of the Revolving Loan, plus (y) the aggregate L/C Outstandings, shall not exceed the aggregate Revolving Loan Commitment.

     (b) Amount and Terms of Revolving Loan. Each Revolving Loan shall, at the option of the Borrower, be made or continued as, or converted into, part of one or more Borrowings that shall consist entirely of Base Rate Advances or Eurodollar Advances. At no time shall the aggregate number of Eurodollar Borrowings outstanding under this Article II exceed five.

     (c) Use of Proceeds.  The proceeds of the Revolving Loan shall be used
(i) to repay the Borrower's obligations under those certain term notes dated as of July 31, 2002, made by Borrower payable to Financial Services, Inc. and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, in the original principal amounts of $9,479,170 and $5,000,000, respectively (the "Term Notes"), and (ii) for the working capital needs of the Borrower.

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

     (b) [Intentionally Omitted]

     (c) All Borrowings outstanding under the Revolving Loan Note shall be due and payable in full on the Maturity Date. The Borrower shall be required to provide cash collateral for all Letters of Credit outstanding on the Maturity Date as provided in Section 2.07(b).

Section 2.04. Voluntary Reduction of Revolving Loan Commitment.    Upon at
least five (5) Business Days' prior irrevocable telephonic notice to the Agent (promptly confirmed in writing to the Agent and the Lenders), the Borrower shall have the right, without premium or penalty, to terminate the unutilized Revolving Loan Commitment, in part or in whole, provided that (i) any such termination shall apply to permanently reduce the Revolving Loan Commitment, and (ii) any partial termination pursuant to this Section 2.04 shall be in an amount of at least $500,000 and integral multiples of $500,000. Unless otherwise specified by the Borrower in the applicable notice the L/C Subcommitment shall not be reduced by any such reduction unless and until the Revolving Loan Commitment is reduced to an amount less than the L/C Subcommitment in which case the L/C Subcommitment shall be reduced to such amount.

Section 2.05. L/C Subcommitment. Subject to, and upon the terms and conditions hereof (including the limitations of Section 2.01) the Borrower may request, in accordance with the provisions of this Section 2.05 and
Section 2.06, that on and after the Restatement Date, that the Agent issue a Letter or Letters of Credit for the account of the Borrower; provided that
(i) no Letter of Credit shall have an expiration date that is later than one
(1) year from the date of issuance of such Letter of Credit; (ii) each Letter of Credit issued by the Agent shall be in a stated amount of at least $25,000; and (iii) the Borrower shall not request that the Agent issue any Letter of Credit, if, after giving effect to such issuance, the aggregate L/C Outstandings would exceed the L/C Subcommitment.

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

     (b) Notwithstanding any provision of this Agreement to the contrary, to the extent that any Letter of Credit or portion thereof remains outstanding on the Maturity Date, the parties hereby agree that the beneficiary or beneficiaries thereof shall be deemed to have made a drawing of all available amounts pursuant to such Letters of Credit on the Maturity Date, and an amount equal to 105% of the amount thereof shall be deposited with the Agent as cash collateral for its remaining obligations pursuant to such Letters of Credit in the L/C Cash Collateral Account.

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

Section 2.10. Indemnification; Nature of Agent's Duties.

     (a) In addition to amounts payable as elsewhere provided in this Agreement, without duplication, the Borrower hereby agrees to protect, indemnify, pay and save the Agent and the Revolving Lender harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and reasonable expenses (including reasonable attorney's fees and disbursements) which the Agent or the Revolving Lender may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit for the account of the Borrower, other than as a result of the gross negligence or willful misconduct of the Agent; (ii) the failure of the Agent to honor a drawing under any Letter of Credit due to any act or omission (whether rightful or wrongful) of any present or future de jure or de facto government or governmental authority; or (iii) any confirmation of any Letter of Credit obtained by the Agent with the consent of the Borrower.

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


                                ARTICLE III.
                             GENERAL LOAN TERMS

Section 3.01. Funding Notices

     (a) Whenever the Borrower desires to make a Borrowing with respect to the Revolving Loan Commitment (other than one resulting from a conversion or continuation pursuant to Section 3.01(b)(i), and other than a Borrowing made automatically in connection with a treasury management program established by the Borrower with the Agent), it shall give the Agent prior written notice, substantially in the form of Exhibit J attached hereto, (or telephonic notice promptly confirmed in writing) of such Borrowing (a "Notice of Borrowing"), such Notice of Borrowing to be given prior to 11:00 A.M. (local time for the Agent) at the Payment Office of the Agent (x) on the Business Day which is the requested date of such Borrowing in the case of Base Rate Advances, and (y) three Business Days prior to the requested date of such Borrowing in the case of Eurodollar Advances. Notices received after 11:00 A.M. shall be deemed received on the next Business Day. Each Notice of Borrowing shall be irrevocable and shall specify the aggregate principal amount of the Borrowing, the date of Borrowing (which shall be a Business Day), and whether the Borrowing is to consist of Base Rate Advances or Eurodollar Advances and (in the case of Eurodollar Advances) the Interest Period to be applicable thereto. Each Borrowing shall be in an amount of not less that $500,000 and shall be in an integral multiple of $100,000.

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

Section 3.02. Disbursement of Funds.

     (a) No later than 1:00 p.m. (local time for the Agent) on the date of each Borrowing pursuant to the Revolving Loan Commitment (other than one resulting from a conversion or continuation pursuant to Section 3.01(b)(i)), the Revolving Lender will make available its Pro Rata Share of the amount of such Borrowing in immediately available funds at the Payment Office of the Agent. The Agent will make available to Borrower the aggregate of the amounts (if any) so made available by the Revolving Lender to the Agent in a timely manner by crediting such amounts to Borrower's demand deposit account maintained with the Agent or at Borrower's option, by effecting a wire transfer of such amounts to an account specified by the Borrower, by the close of business on such Business Day (with interest on such amount to begin accruing hereunder on such Business Day). In the event that the Agent does not make such amounts available to the Borrower by the close of business on such Business Day, but such amount is made available later that day, such amount may be credited to Borrower in the manner described in the preceding sentence on the next Business Day (with interest on such amount to begin accruing hereunder on such next Business Day).

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

     (b) [Intentionally Omitted]

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

     (e) Interest on Advances under the Revolving Loan, subject to Section 3.03(a) and (d) hereof, shall be payable as follows

       (i) On Base Rate Advances. Interest on each Base Rate Advance shall be payable monthly in arrears on the first day of each month for the prior month commencing on July 1, 2003.

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

Section 3.04. Interest Period.

     (a) In connection with the making or continuation of, or conversion into, each Borrowing of Eurodollar Advances, Borrower shall select an Interest Period to be applicable to such Eurodollar Advances, which Interest Period with respect to Advances of the Revolving Loan shall be either a 1, 2, 3 or 6-month period or such other period as may be made available to the Borrower by the Revolving Lender from time to time.

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

Section 3.05. Fees.

     (a) Commitment Fee. Borrower shall pay to the Agent, for the ratable benefit of the Revolving Lender, a commitment fee (the "Commitment Fee") for the period commencing on the Restatement Date to and including the Maturity Date, payable (a) quarterly in arrears on the last day of each calendar quarter, commencing on the last day of the second Fiscal Quarter of 2003, and
(b) on the Maturity Date, equal to Applicable Commitment Fee Rate per annum multiplied by the average daily unused portion of the Revolving Loan Commitment of the Revolving Lender. For the purposes of computing the Commitment Fee, in addition to the utilization by Revolving Loan, the Revolving Loan Commitment of the Revolving Lender shall be deemed to be utilized by the amount of L/C Outstandings.

     (b) Letter of Credit Fee. The Borrower shall pay to the Agent, for the account of itself and the Revolving Lender a letter of credit fee equal to the Applicable Margin for Eurodollar Advances multiplied by the average daily aggregate L/C Outstandings with respect to Letters of Credit (the "Letter of Credit Fee"). The Letter of Credit Fee shall be payable by the Borrower
(a) quarterly, in arrears, commencing on June 30, 2003 and continuing thereafter on the last day of each succeeding calendar quarter for so long as the Letter of Credit remains outstanding.

     (c) Administrative Fees. In the event of an assignment by Revolving Lender of a portion or portion of the Revolving Loan Commitment to another Lender, the Borrower shall pay to the Agent an administrative fee in the amount and on the dates previously agreed to in writing by Borrower with the Agent pursuant to the Agent's Fee Letter.

     (d) Up-Front Fee. Borrower shall pay to the Agent, concurrently with the execution and delivery of this Agreement an "up-front" fee in an amount of $37,500.00, which is one-quarter of one percent (0.25%) of the difference between the of Revolving Commitment as set forth herein ($25,000,000) and the current level of commitment ($10,000,000).

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

     (b) Borrower shall give written notice (or telephonic notice confirmed in writing) to the Agent of any intended prepayment of the Revolving Loan (i) not less than one Business Day prior to any prepayment of Base Rate Advances and
(ii) not less than three Business Days prior to any prepayment of Eurodollar Advances. Such notice, once given, shall be irrevocable. Upon receipt of such notice of prepayment pursuant to the first sentence of this paragraph
(b), the Agent shall promptly notify the Revolving Lender of the contents of such notice.

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

Section 3.08. Interest Rate Not Ascertainable, etc. In the event that the Agent shall have reasonably determined (which determination shall be made in good faith and, absent manifest error, shall be final, conclusive and binding upon all parties) that on any date for determining the Adjusted LIBO Rate for any Interest Period, by reason of any changes arising after the date of this Agreement affecting the London interbank market, or the Agent's position in such market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of Adjusted LIBO Rate, then, and in any such event, the Agent shall forthwith give notice (by telephone confirmed in writing) to Borrower and to the Lenders, of such determination and a summary of the basis for such determination. Until the Agent notifies Borrower that the circumstances giving rise to the suspension described herein no longer exist, the obligations of the Lenders to make or permit portions of the Revolving
Loan to remain outstanding past the last day of then current Interest
Periods as Eurodollar Advances shall be suspended, and such affected
Advances shall bear the same interest as Base Rate Advances.

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

Section 3.11. Lending Offices.

     (a) Each Lender agrees that, if requested by Borrower, it will use reasonable efforts (subject to overall policy considerations of such Lender) to designate an alternate Lending Office with respect to any of its Eurodollar Advances affected by the matters or circumstances described in Sections 3.07(b), 3.08, 3.09 or 3.10 to reduce the liability of Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as reasonably determined by such Lender, which determination shall be conclusive and binding on all parties hereto. Nothing in this Section 3.11 shall affect or postpone any of the obligations of Borrower or any right of any Lender provided hereunder.

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

Section 3.14. Apportionment of Payments. Aggregate principal and interest payments in respect of the Revolving Loan and the Commitment Fees shall be distributed by the Agent to each Lender at its payment office set forth beside its name on the appropriate signature page hereof or such other address as any Lender may request with respect to its share of all such payments received by the Agent in proportion to the outstanding Obligations owed to each Lender, including, as to the Revolving Lender, all L/C Outstandings.

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

Section 3.16. Capital Adequacy. Without limiting any other provision of this Agreement, in the event that any Lender shall have reasonably determined in good faith that any law, treaty, governmental (or quasi-governmental) rule, regulation, guideline or order regarding capital adequacy not currently in effect or fully applicable as of the Restatement Date, or any change therein or in the interpretation or application thereof, or compliance by such Lender with any request or directive regarding capital adequacy not currently in effect or fully applicable as of the Restatement Date
(whether or not having the force of law and whether or not failure to comply therewith would be unlawful) from a central bank or governmental authority or body having jurisdiction, does or shall have the effect of reducing the rate of return on such Lender's capital as a consequence of its obligations hereunder to a level below that which such Lender could have achieved but for such law, treaty, rule, regulation, guideline or order, or such change or compliance (taking into consideration such Lender's policies with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then within ten (10) Business Days after written notice and demand by such Lender (with copies thereof to the Agent), Borrower shall from time to time pay to such Lender additional amounts sufficient to compensate such Lender for such reduction (but, in the case of outstanding Base Rate Advances, without duplication of any amounts already recovered by such Lender by reason of an adjustment in the applicable Base Rate). Each certificate as to the amount payable under this Section 3.16 (which certificate shall set forth the basis for requesting such amounts in reasonable detail), submitted to Borrower by any Lender in good faith, shall, absent manifest error, be final, conclusive and binding for all purposes.

Section 3.17. Application of Payments and Allocation of Proceeds. If an Event of Default has occurred and has not been waived, and the maturity of the Notes has been accelerated pursuant to Article VIII, all payments (including payments constituting proceeds of Collateral) received by the Agent hereunder, in respect of any principal of or interest on the Loans or any other amounts payable by the Borrower hereunder, shall be applied by the Agent in the following order: (a) first, to the expenses incurred by the Agent in connection with enforcing the Agent's liens and any other remedies of the Agent and the Lenders, holding, preserving, processing, maintaining or preparing for sale, lease, or other disposition, any Collateral (other than any funds held in the L/C Cash Collateral Account), including reasonable attorney's fees and legal expenses pertaining thereto; (b) second, to all fees of the Agent and the Lenders, as set forth herein and in the Fee
Letters; (c) third, to the ratable payment of accrued and unpaid interest on all outstanding Loans; (c) fourth, to the ratable payment of the outstanding principal balance of the accrued and unpaid Loans; (d) fifth, to the payment of any Obligations with respect to Currency Contracts, Interest Rate Contracts, or other Hedging Obligations owed to the Agent; (e) sixth, to payment of all other amounts due under any of the Credit Documents, if any, to be applied for the ratable benefit of the Lenders; provided, however, that amounts received by the Agent from the L/C Cash Collateral Account shall be applied in the foregoing order with the exception that the application of such payments with respect to subsection (c) thereof shall be applied (or shall be held in the L/C Cash Collateral Account until all outstanding Letters of Credit issued hereunder have either been drawn or have expired) first to that portion of the Revolving Loan constituting L/C Outstandings until all such Obligations with respect thereto have been paid in full, and then to the remaining portion of the Revolving Loan.

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


                               ARTICLE IV.

                       CONDITIONS TO BORROWING

The obligations of each Lender to make Advances hereunder is subject to the satisfaction of the following conditions:

Section 4.01. Conditions Precedent to Initial Loans and Letters of Credit. At the time of the making of the initial Loans hereunder on the Restatement Date and the issuance of the initial Letter of Credit hereunder, the Agent shall have received the following, in form and substance reasonably satisfactory in all respects to the Agent:

     (a) the duly executed counterparts of this Agreement;

     (b) the duly completed Revolving Loan Note evidencing the Revolving Loan Commitment.

     (c) a duly executed closing certificate of the Borrower and the Parent in substantially the form of Exhibit F attached hereto and appropriately completed;

     (d) certificates of the Secretaries or Assistant Secretaries of the Credit Parties attaching and certifying copies of the resolutions of the board of directors of the Credit Parties, authorizing as applicable the execution, delivery and performance of the Credit Documents by the Credit Parties party thereto;

     (e) certificates of the Secretaries or an Assistant Secretary of the Credit Parties certifying (i) the name, title and true signature of each officer of the Credit Parties executing the Credit Documents, and (ii) the bylaws of the Credit Parties;

     (f) certified copies of the articles or certificate of incorporation or charters of the Credit Parties certified by the Secretaries of State and by the Secretaries or Assistant Secretaries of the Credit Parties, together with certificates of good standing or existence, as may be available from the Secretaries of State of the jurisdiction of incorporation or organization of the Credit Parties;

     (g) the favorable opinion of (i) Miller & Martin, LLP, counsel to the Credit Parties, substantially in the form of Exhibit G, addressed to the Agent and each of the Lenders;

     (h) the duly executed Agent's Fee Letter, if applicable;

       (i) copies of all documents and instruments, including all consents, authorizations and filings, required or advisable under any Requirement of Law or by any material Contractual Obligation of the Credit Parties, in connection with the execution, delivery, performance, validity and enforceability of the Credit Documents and the other documents to be executed and delivered hereunder, and such consents, authorizations, filings and orders shall be in full force and effect and all applicable waiting periods shall have expired;

     (j) reports from the Uniform Commercial Code records of the Secretaries of State of the jurisdiction of incorporation or organization of the Credit Parties, in each case showing no outstanding liens or security interests granted by any Credit Party other than (x) Permitted Liens and (y) Liens in favor of the Agent;

     (k) copies of indentures, credit agreements, instruments, and other documents evidencing or securing Indebtedness of any Consolidated Company described on Schedule 7.01, in any single case in an amount not less than $1,000,000;

     (l) certificates, reports and other information as the Agent may request from any Consolidated Company in order to satisfy the Lenders as to the absence of any material liabilities or obligations arising from matters relating to employees of the Consolidated Companies, including employee relations, collective bargaining agreements, Plans and other compensation and employee benefit plans;

     (m) a summary, set forth in format and detail acceptable to the Agent, of the types and amounts of insurance (property and liability) maintained by the Consolidated Companies accompanied by the insurance certificates naming the Agent as loss payee and additional insured as may be required by the terms of the Security Documents;

     (n) a duly executed Solvency Certificate of the Borrower;

     (o) projected consolidated financial statements for the Consolidated Companies for the 2003 and 2004 fiscal years, in each case, on a quarter by quarter basis;

     (p) the Agent shall be satisfied that no change in the business assets, management, operations, financial condition or prospects of the Borrower and its Subsidiaries shall have occurred since December 29, 2002, which change, in the reasonable business judgment of the Agent and the Lenders, will have a Materially Adverse Effect;

     (q) payment of all fees and expenses payable to the Agent and the Lenders in connection with the execution and delivery of this Agreement, including, without limitation, fees and expenses of counsel to the Agent;

     (r) the Agent shall have received the audited financial statements (including the balance sheet and income and cash flow statements) of the Borrower on a consolidated basis with its Subsidiaries for the fiscal year ending December 29, 2002, accompanied by an opinion of independent certified public accountants of recognized national standing satisfactory to the Agent, stating that such financial statements are unqualified and prepared in all material respects in accordance with GAAP, without any explanatory paragraphs;

     (s) evidence assuring the Agent and the Lenders that all corporate proceedings and all other legal matters in connection with the authorization, legality, validity and enforceability of the Credit Documents are in form and substance satisfactory to the Lenders in the exercise of their reasonable credit judgment; and

     (t) payoff letter(s) with respect to obligations under the Term Notes.

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

Section 5.14. Financial Statements. The Borrower has furnished to the Agent and the Lenders:

     (a) financial statements for the Borrower on a consolidated basis with its Subsidiaries for the fiscal year ended December 29, 2002 and the Fiscal Quarter ended March 29, 2003, which are complete and correct in all material respects and present fairly the financial position of the Borrower at December 29, 2002, and the results of operations for the periods then ended.

     (b) No Material Adverse Change. Since March 29, 2002, there have been no changes with respect to the Consolidated Companies which has had or would reasonably be expected to have a Materially Adverse Effect.

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

Section 5.19. Financial Condition. On the Restatement Date, and on the date of each Loan hereunder and after giving effect to the Transaction and the other transactions contemplated by this Agreement and the other Credit Documents, including without limitation, the use of the proceeds of the Loans as provided in Section 2.01, (i) the assets of each Credit Party at fair valuation and based on their present fair saleable value (including, without limitation, the fair and realistic value of any contribution or subrogation rights in respect of any Guaranty Agreement given by such Credit Party) will exceed such Credit Party's debts, including contingent liabilities (as such liabilities may be limited under the express terms of any Guaranty Agreement of such Credit Party), (ii) the remaining capital of such Credit Party will not be unreasonably small to conduct the Credit Party's business, and (iii) such Credit Party will not have incurred debts, or have intended to incur debts, beyond the Credit Party's ability to pay such debts as they mature.
For purposes of this Section 5.19, "debt" means any liability on a claim, and "claim" means (a) the right to payment, whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, or (b) the right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

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

Section 6.06. Insurance; Maintenance of Properties.

     (a) Maintain or cause to be maintained with financially sound and reputable insurers, insurance with respect to its properties and business, and the properties and business of its Subsidiaries, against loss or damage of the kinds customarily insured against by reputable companies in the same or similar businesses, such insurance to be of such types and in such amounts as is customary for such companies under similar circumstances, including, without limitation, the coverages described on Schedule 6.06 attached hereto; provided, however, that in any event Borrower shall use its best efforts to maintain, or cause to be maintained, insurance in amounts and with coverages not materially less favorable to any of its Subsidiaries as in effect on the date of this Agreement.

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

Section 6.07. Reporting Covenants.  Furnish to each Lender:

     (a) Annual Financial Statements. As soon as available and in any event within 120 days after each fiscal year end of Borrower, balance sheets of the Borrower and its Subsidiaries as at the end of such year, presented on a consolidated basis, and the related statements of income, shareholders' equity, and cash flows of the Parent and its Subsidiaries for such fiscal year, presented on a consolidated basis, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by a report thereon of an independent public accountant of recognized national standing satisfactory to the Agent, which such report shall be unqualified as to going concern and scope of audit and shall state that such financial statements present fairly in all material respects the financial condition as at the end of such fiscal year on a consolidated basis, and the results of operations and statements of cash flows of the Parent and its Subsidiaries for such Fiscal Year in accordance with GAAP and that the examination by such accountants in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards;

     (b) Quarterly Financial Statements. (i) As soon as available and in any event within 45 days after the end of each Fiscal Quarter of the Borrower (other than the fourth Fiscal Quarter), balance sheets of the Borrower and its Subsidiaries as at the end of such Fiscal Quarter presented on a consolidated basis and the related statements of income, shareholders' equity, and cash flows of the Parent and its Subsidiaries for such Fiscal Quarter and for the portion of Parent's Fiscal Year ended at the end of such quarter, presented on a consolidated basis setting forth in each case in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous Fiscal Year, all in reasonable detail and certified, with respect to the quarterly statements, by the chief financial officer or principal accounting officer of the Borrower that such financial statements fairly present in all material respects the financial condition of the Parent and its Subsidiaries as at the end of such Fiscal Quarter on a consolidated basis, and the results of operations and statements of cash flows of the Borrower and its Subsidiaries for such Fiscal Quarter and such portion of the Borrower's Fiscal Year, in accordance with GAAP consistently applied (subject to normal year-end audit adjustments and the absence of certain footnotes) and
(ii) as soon as available and in any event within 30 days after the end of each calendar month, balance sheets of the Parent and its Subsidiaries as at the end of such month presented on a consolidated basis and the related statements of income, shareholders' equity, and cash flows of the Parent and its Subsidiaries for such month and for the portion of Parent's Fiscal Year ended at the end of such month, presented on a consolidated basis setting forth in each case in comparative form the figures for the corresponding portion of Parent's previous Fiscal Year, all in reasonable detail, in accordance with GAAP consistently applied (subject to normal year-end audit adjustments and the absence of certain footnotes);

     (c) No Default/Compliance Certificate. Together with the financial statements required pursuant to subsections (a) and (b)(i) above, a certificate, substantially in the form of Exhibit O attached hereto, of the treasurer or chief financial officer of the Borrower (i) to the effect that, based upon a review of the activities of the Parent and its Subsidiaries and such financial statements during the period covered thereby, there exists no Event of Default and no Default under this Agreement, or if there exists an Event of Default or a Default hereunder, specifying the nature thereof and the proposed response thereto, and (ii) demonstrating in reasonable detail compliance as at the end of such Fiscal Year or such Fiscal Quarter with
Section 6.08 and Sections 7.01 through 7.06;

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

     (n) Annual Budget and Projections. Within a reasonable period of time after the beginning of each Fiscal Year of Borrower, an annual budget, including without limitation, an annual budget of Capital Expenditures, and accompanying projected balance sheets and statements of income, shareholders' equity, and cash flows for such fiscal year for the Borrower and its Subsidiaries in form and substance reasonably acceptable to the Lenders; and

     (o) Other Information. With reasonable promptness, such other information about the Consolidated Companies as the Agent or any Lender may reasonably request from time to time.

Section 6.08. Financial Covenants.

     (a) Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower for such Fiscal Quarter and the immediately preceding three (3) Fiscal Quarters, commencing with the Fiscal Quarter ending June 28, 2003, of not less than 1.35 to 1.0.

     (b) Funded Debt Coverage Ratio. Maintain a Funded Debt Coverage Ratio at all times, measured as of the last day of each Fiscal Quarter of the Borrower for such Fiscal Quarter and the immediately preceding three (3) Fiscal Quarters, commencing with Fiscal Quarter ending June 28, 2003, of not greater than 4.50 to 1.0.

     (c) Consolidated Net Worth. Maintain at all times, as calculated on the last day of each Fiscal Quarter of the Borrower beginning with the Fiscal Quarter ending June 28, 2003, Consolidated Net Worth in an amount not less than $30,000,000; provided, however, that in the event that the Borrower's calculation of its Consolidated Net Worth is materially affected by changes in GAAP, the Lenders agree to discuss with the Borrower an appropriate amendment to this Section 6.08(c).

     (d) Consolidated Capital Expenditures.   Not make or commit to make any
Consolidated Capital Expenditures during any period of eight consecutive Fiscal Quarters which exceed, when aggregated with all other Consolidated Capital Expenditures previously made during such period, the amount of $20,000,000.

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

Section 7.01. Indebtedness. Create, incur, assume, guarantee, suffer to exist or otherwise become liable on or with respect to, directly or indirectly, any Indebtedness, other than the following which may be incurred so long as no Event of Default has occurred and is continuing or would be caused thereby:

(a) Indebtedness of under this Agreement and pursuant to the Guaranty
(b) Agreements or any of the other Credit Documents;
(c)
     (b) Indebtedness outstanding or incurred on the Closing Date and described on Schedule 7.01;

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

       (iii) make any Investment (other than Permitted Investments); or

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

         (II) no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof,

         (III) at the time of such Restricted Payment and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, the Borrower would have been permitted to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth under Section 6.08(b) hereof, and

         (IV) such Restricted Payment, together with the aggregate amount of all other Restricted Payments declared or made by the Borrower and its Subsidiaries on or after the Restatement Date (excluding Restricted Payments permitted by Sections 7.04(b)(ii), 7.04(b)(iii), 7.04(b)(iv), 7.04(b)(v) and
7.04(b)(vi) hereof), is less than the sum of (i) 50% of the Consolidated Net Income of the Borrower for the period (taken as one accounting period) from the beginning of the first Fiscal Quarter commencing after the Restatement Date to the end of the Borrower's most recently ended Fiscal Quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Consolidated Net Income for such period is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net cash proceeds received by the Borrower from the issue or sale after the Restatement Date of Equity Interests of the Borrower or of debt securities of the Borrower that have been converted into such Equity Interests (other than Equity Interests (or convertible debt securities) sold to a Subsidiary of the Borrower and other than Disqualified Stock or debt securities that have been converted into Disqualified Stock).

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

       (iv) if the Asset Sale includes Real Estate Collateral, the Borrower grants to the Agent for the benefit of the Agent and the Lenders, a perfected, first priority security interest in additional Real Estate Collateral of a quality and value (including cash and Cash Equivalents) at least equal to the quality and value of the Real Estate Collateral subject to the Asset Sale, in each case, as determined in the sole discretion of the Required Lenders;
(v) if the Asset Sale relates to one or more restaurants (otherwise this subsection shall not apply), then (y) the Borrower shall provide notice to the Agent of such Asset Sale for all Asset Sales made during each Fiscal Quarter of the Borrower with the quarterly statements provided under Section 6.07(b) with respect to such Fiscal Quarter; and (z) such Asset Sale together with all other Asset Sales relating to restaurants shall not have exceeded an aggregate of thirty (30) restaurants from the Closing date; provided, that, an Asset Sale relating to one or more restaurants in excess of thirty (30) restaurants in the aggregate may be conducted with the prior written consent of the Agent, which consent shall be give or withheld at the direction of the Required lenders. Notwithstanding the foregoing, the Borrower acknowledges that the Required Lenders are under no obligation to grant approval of any Asset Sales of restaurants in excess of 30 and that such approval may be granted or withheld by the Required Lenders in their sole discretion;

       (vi) no default or event of default under the Senior Notes Indenture exists or would result therefrom.

     (b) The Borrower may apply, and may permit its Subsidiaries to apply, Net Proceeds of an Asset Sale, at its option, in each case within 180 days after the consummation of such an Asset Sale and so long as no Default or Event of Default has occurred and is continuing:

       (i) to reduce Indebtedness outstanding hereunder (and to reduce the Commitments with respect thereto) to repay the outstanding Obligations with respect to the Revolving Loan, with such payment to be applied first to accrued and unpaid interest and fees and then to principal, subject to the provisions of Section 3.06;

        (ii) to acquire Eligible Assets or to reimburse the Borrower or its Subsidiaries for expenditures previously made to acquire Eligible Assets, provided that any such expenditures were made not more than 180 days prior to the consummation of such Asset Sale and were made in contemplation of such Asset Sale and for the purpose of replacing the assets to be disposed of in such Asset Sale;

       (iii) to reimburse the Borrower or its Subsidiaries for expenditures made, and costs incurred, to repair, rebuild, replace or restore property subject to loss, damage or taking to the extent that the Net Proceeds consist of insurance proceeds received on account of such loss, damage or taking; or

       (iv) to prepay, repay or redeem all or a portion of the Senior Notes; or

       (v) to make Investments which are made (y) in assets used or useful in the same or similar line of business engaged in by Borrower on the Closing Date or (z) in the assets used or useful in the same or similar line of business engaged in by Krystal Aviation Co. or Krystal Aviation Management Co. on the Closing Date which in the aggregate together with all other Investments in such assets do not exceed $3,000,000 during the period from the Closing Date through the Final Maturity Date.

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

Section 9.04. Lack of Reliance on Agent.

     (a) Independently and without reliance upon the Agent, each Lender, to the extent it deems appropriate, has made and shall continue to make (i) its own independent investigation of the financial condition and affairs of the Credit Parties in connection with the taking or not taking of any action in connection herewith, and (ii) its own appraisal of the creditworthiness of the Credit Parties, and, except as expressly provided in this Agreement, the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or at any time or times thereafter.

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

Section 10.02. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the other Credit Documents, nor consent to any departure by any Credit Party therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders (and in the case of any amendment, the applicable Credit Party), and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders and participants, do any of the following: (i) increase the Commitments or contractual obligations of the Lenders to Borrower under this Agreement, (ii) reduce the principal of, or interest on, the Notes or any fees hereunder, (iii) postpone any date fixed for the payment in respect of principal of, or interest on, the Notes or any fees hereunder, or extend the Maturity Date, (iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number or identity of Lenders which shall be required for the Lenders or any of them to take any action hereunder, (vi) agree to release any Guarantor from its obligations under any Guaranty Agreement or any Collateral from the Security Documents (other than in connection with an Asset Sale pursuant to Section 7.05 where the conditions of such Section have been satisfied), (vii) modify the definition of "Required Lenders," or (viii) modify this Section
10.02. Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing and signed by the Agent in addition to the Lenders required hereinabove to take such action, affect the rights or duties of the Agent under this Agreement or under any other Credit Document.

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

     (c) Each Lender may assign all or a portion of its interests, rights and obligations under this Agreement (including all or a portion of any of its Commitments and the Loans at the time owing to it and the Notes held by it) to any Eligible Assignee; provided, however, that (i) the Borrower must give its prior written consent, which will not be unreasonably withheld to such assignment unless such assignment is an Affiliate of the assigning Lender or unless an Event of Default has occurred and is continuing hereunder, (ii) the amount of the Commitments of the assigning Lender subject to each assignment (determined as of the date the assignment and acceptance with respect to such assignment is delivered to the Agent) shall not be less than an amount equal to $2,500,000 or greater integral multiplies of $1,000,000 (or such lesser amount as shall constitute the entire Commitment of such Lender) and (iii) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with a Note or Notes subject to such assignment and, unless such assignment is to an Affiliate of such Lender, a processing and recordation fee of $3,500. Borrower shall not be responsible for such processing and recordation fee or any costs or expenses incurred by any Lender or the Agent in connection with such assignment. From and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, the assignee thereunder shall be a party hereto and to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement. Within five (5) Business Days after receipt of the notice and the Assignment and Acceptance, Borrower shall execute and deliver to the Agent, in exchange for the surrendered Note or Notes (which Agent shall deliver to Borrower forthwith), a new Note or Notes to the order of such assignee in a principal amount equal to the applicable Commitments assumed by it pursuant to such Assignment and Acceptance and new Note or Notes to the assigning Lender in the amount of its retained
Commitment or Commitments. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the date of the surrendered Note or Notes which they replace, and shall otherwise be in substantially the form attached hereto.

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

Section 10.10. Effectiveness; Termination of Commitments; Survival

     (a) This Agreement shall become effective on the date on which all of the parties hereto shall have signed a copy hereof (whether the same or different copies) and shall have delivered the same to the Agent or, in the case of the Lenders, shall have given to the Agent written or telex notice (actually received) that the same has been signed and mailed to them.

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

Section 10.13. Change in Accounting Principles, Fiscal Year or Tax Laws.
If (i) any preparation of the financial statements referred to in Section 6.07 hereafter occasioned by the promulgation of rules, regulations, pronouncements and opinions by or required by the Financial Accounting Standards Board or the American Institute of Certified Public Accounts (or successors thereto or agencies with similar functions) result in a material change in the method of calculation of financial covenants, standards or terms found in this Agreement, (ii) there is any change in Borrower's Fiscal Quarter or Fiscal Year, or (iii) there is a material change in federal tax laws which materially affects any of the Consolidated Companies' ability to comply with the financial covenants, standards or terms found in this Agreement, Borrower and the Required Lenders agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating any of the Consolidated Companies' financial condition shall be the same after such changes as if such changes had not been made. Unless and until such provisions have been so amended, the provisions of this Agreement shall govern.

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

Section 10.16. Amendment and Restatement. This Agreement is an amendment and restatement of that certain Credit Agreement dated as of January 28, 2002, by and among the Borrower, Guarantors, Lenders and Agent ("Original Agreement"). This Agreement is intended to modify, amend, renew and restate the terms and conditions of the Original Agreement and is not intended, nor shall it be construed, to be a novation of the Original Agreement or the indebtedness and obligations of Borrower and Guarantors set forth therein. To the extent that any terms of this Agreement conflict with terms of the Original Agreement, the terms set forth herein shall control. Any reference in any of the Notes or Security Documents shall mean the Original Agreement as amended and restated by this Agreement.

Section 10.17. Reaffirmation of Guarantor Obligations. The Guarantors, by execution of this Agreement, hereby consent and agree to the modification of the Original Agreement as set forth in this Agreement, and acknowledge that the obligations of the Guarantors under the Guaranty Agreements remain in full force and effect and extend to and include the obligations of Borrower set forth in this Agreement. None of the Guarantors has any defense to, or right of set off against its obligations under the Guaranty Agreements, the Security Documents and this Credit Agreement; and each of the Guarantors hereby restates and reaffirms its obligations with respect to under the Guaranty Agreements, the Security Documents and this Credit Agreement.

Section 10.18. Deletion of Reference. Each and every reference herein, in the Notes or in the Security Documents to Financial Services, Inc. or Documentation Agent is hereby deleted in its entirety and of no further force or effect.

Section 10.19.  Release of Collateral (Pool B).   Lender shall release its
lien and security interest in and to Collateral (Pool B) promptly, and in any event within thirty (30) days, following the execution of this Agreement.

[SIGNATURES SET FORTH ON THE FOLLOWING PAGES]

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their duly authorized officers as of the day and year first above written.


Address for Notices:                      BANK OF AMERICA, N.A.
-----------------------------             as Agent
-----------------------------
-----------------------------
                                          By:
                                            -------------------------------
Attn:                                       Name: -------------------------
-----------------------------               Title: ------------------------

Telecopy No.:  (--) -----------
                                          By:
                                          ---------------------------------
                                          Name: ---------------------------
                                          Title: --------------------------
Payment Office:

------------------------
------------------------
------------------------

Address for Notices:                BANK OF AMERICA, N.A.
----------------------              As Revolving Lender
----------------------
----------------------
                                    By: -------------------------------
Attn:  --------------------         Name: -----------------------------
                                    Title: ----------------------------

Telecopy No.: (   ) -------
                                    By: -------------------------------
                                    Name: -----------------------------
                                    Title: ----------------------------

REVOLVING LOAN COMMITMENT:      $25,000,000.00

PRO RATA SHARE:                 100%



                                    THE KRYSTAL COMPANY,
                                    as Borrower

                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------
                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------


                                         KRYSTAL AVIATION CO.,
                                         as Guarantor


                                         By: ---------------------------------
                                         Name: -------------------------------
                                         Title: ------------------------------

                                         By: ---------------------------------
                                         Name: -------------------------------
                                         Title: ------------------------------



                                         KRYSTAL AVIATION MANAGEMENT CO.,
                                         as Guarantor


                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------

                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------



                                          PORT ROYAL HOLDINGS, INC.,
                                          as Guarantor


                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------

                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------