Form 10-Q
period 2003-09-28
KRYSTAL COMPANY
filed 2003-11-10
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 or the quarterly period ended September 28, 2003

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of November 10, 2003.


                             THE KRYSTAL COMPANY
                             -------------------
                              September 28, 2003
                              ------------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

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

In the opinion of management of the Company, all normal and recurring adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiary as of September 28, 2003 and December 29, 2002, and (2) the results of their operations for the three and nine months ended September 28, 2003 and September 29, 2002 and (3) their cash flows for the nine months ended September 28, 2003 and September 29, 2002 have been included. The results of operations for the interim period ended September 28, 2003 are not necessarily indicative of the results for the full year.

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


         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)


                                            September 28,  December 29,
                                                2003          2002
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $  2,647       $ 10,690
   Receivables, net                             1,649          1,456
   Inventories                                  2,299          1,783
   Deferred income taxes                        4,615          4,615
   Prepayments and other                        1,029            951
                                             --------       --------
     Total current assets                      12,239         19,495
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        90,490         94,374
                                             --------       --------
LEASED PROPERTIES, net                          4,575          5,416
                                             --------       --------
OTHER ASSETS:
   Goodwill                                    36,186         36,186
   Deferred financing costs, net                1,329          1,851
   Other                                          891            986
                                             --------       --------
     Total other assets                        38,406         39,023
                                             --------       --------
       TOTAL ASSETS                          $145,710       $158,308
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.















                 THE KRYSTAL COMPANY AND SUBSIDIARY
                 ----------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands)

                                            September 28,  December 29,
                                                2003           2002
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  3,813       $  5,505
   Accrued liabilities                         24,448         22,102
   Current portion of long-term debt            1,193          1,250
   Current portion of capital
     lease obligations                            690          1,042
                                             --------       --------
     Total current liabilities                 30,144         29,899
                                             --------       --------

LONG-TERM DEBT, excluding current portion      60,980         73,688
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              4,861          5,384
                                             --------       --------
DEFERRED INCOME TAXES                           7,700          9,392
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     9,447          7,825
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at September 28, 2003,
     and at December 29, 2002                  35,000         35,000
   Accumulated other comprehensive loss       ( 6,524)       ( 6,524)
   Retained earnings                            4,102          3,644
                                             --------       --------
     Total shareholder's equity                32,578         32,120
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $145,710       $158,308
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








                           THE KRYSTAL COMPANY AND SUBSIDIARY
                            ----------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                               (In thousands) (Unaudited)

                                               For The Three          For The Nine
                                               Months Ended           Months Ended
                                             --------------------   ----------------
                                             Sept. 28,  Sept. 29,   Sept. 28,   Sept. 29,
                                               2003       2002         2003       2002
                                             --------    --------    --------  --------
REVENUES:
  Restaurant sales                           $ 60,900    $ 61,555    $177,440    $185,492
  Franchise fees                                  290         257         768         854
  Royalties                                     1,805       1,683       5,242       5,023
                                              -------     -------     -------     -------
                                               62,995      63,495     183,450     191,369
                                              -------     -------     -------     -------
COST AND OTHER EXPENSES (INCOME):
  Cost of restaurant sales                     50,916      50,305     147,083     150,401
  Advertising expense                           2,557       2,586       7,452       7,791
  Depreciation and amortization
    expenses                                    2,792       2,747       8,427       8,192
  General and administrative
    expenses                                    4,630       4,843      14,026      14,344
  Other expenses (income)                      (  116)        376      (  366)        129
                                              -------     -------     -------     -------
                                               60,779      60,857     176,622     180,857
                                              -------     -------     -------     -------
OPERATING INCOME                                2,216       2,638       6,828      10,512
GAIN (LOSS) ON SALE OF ASSETS                       6      (   69)         45       (  69)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT          (  533)        280      (  533)      4,655
INTEREST EXPENSE, net                          (2,013)     (2,303)     (5,978)     (7,205)
                                              -------     -------     -------     -------
INCOME (LOSS) BEFORE INCOME TAXES              (  324)        546         362       7,893

BENEFIT FROM (PROVISION
  FOR) INCOME TAXES                               233      (  169)         96      (2,623)
                                              -------     -------     -------     -------
INCOME (LOSS) FROM CONTINUING OPERATIONS       (   91)        377         458       5,270

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES OF $138 FOR THE THREE
  MONTHS AND $414 FOR THE NINE MONTHS IN 2002     --          244          --         716
                                              -------     -------     -------     -------
NET INCOME (LOSS)                            $ (   91)   $    621    $    458    $  5,986
                                              =======     =======     =======     =======
  See accompanying notes to consolidated condensed financial statements.








                     THE KRYSTAL COMPANY AND SUBSIDIARY
                     ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands)
                              (Unaudited)
                                                  For The Nine Months Ended
                                                 ----------------------------
                                                   Sept. 28,      Sept. 29,
                                                     2003           2002
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income                                      $    458        $  5,986
  Adjustments to reconcile net income to
   net cash provided by operating activities-
    Depreciation and amortization                    8,427           8,332
    Change in deferred taxes                       ( 1,692)        ( 1,441)
    Gain on extinguishment of debt                     533         ( 4,655)
    Gain on sale of assets                         (    45)             58
    Loss on impairment of asset                        --              496
  Changes in operating assets and liabilities:
    Receivables, net                               (   193)        (   172)
    Inventories                                    (    70)            384
    Prepayments and other                          (    78)        (   180)
    Accounts payable                               ( 1,692)        ( 1,349)
    Accrued liabilities                              2,346           3,973
    Other, net                                       2,069           1,410
                                                  --------        --------
      Net cash provided by
        operating activities                        10,063          12,842
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 6,225)        ( 7,118)
    Proceeds from sale of property,
      buildings, and equipment                       2,292          23,729
                                                  --------         -------
      Net cash (used in) provided by
        investing activities                       ( 3,933)         16,611
                                                  --------         -------
FINANCING ACTIVITIES:
    Net payments under revolving
      credit facility                              (13,298)        ( 4,979)
    Repayments of long-term debt                       --          (25,377)
    Principal payments of
      capital lease obligations                    (   875)        ( 3,573)
                                                  --------         -------
      Net cash used in financing activities        (14,173)        (33,929)
                                                  --------        --------
NET DECREASE IN CASH AND
  TEMPORARY INVESTMENTS                            ( 8,043)        ( 4,476)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                              10,690          13,042
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                  $  2,647        $  8,566
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                     $  4,156         $ 5,991
                                                   =======         =======
     Income taxes                                 $  1,543         $ 2,248
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

The Company sold substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee ("Aviation") on October 17, 2002. The sales price was $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax. The operating results of Aviation are classified as discontinued operations, net of taxes.

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

Accounts Receivable and the Allowance for Doubtful Accounts --

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

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At September 28, 2003, there were 175 franchised or licensed restaurants and at September 29, 2002, there were 177 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of 4.5% to 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheet. At September 28, 2003 and September 29, 2002, total deferred franchise and license fees were approximately $712,500 and $958,500, respectively.

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

Subsequent to September 28, 2003, the Company amended its retirement plan to eliminate future accrual of additional pension benefits for active employees. The amendment, which was effective September 30, 2003, resulted in a curtailment gain of $1.7 million and an increase in the additional minimum pension liability of $3.1 million. Accumulated other comprehensive income increased to $8.5 million, net of taxes. The curtailment gain and adjustment to additional minimum pension liability will be recorded in the Company's fiscal fourth quarter ending December 28, 2003.

Effective with the change in the retirement plan, the Company established a defined contribution employee benefit plan subject to IRS code 401(k). This plan covers substantially all employees of the Company. Participants may contribute a percentage of their compensation as allowed under applicable laws. The plan provides for a matching contribution of up to 3.0% of the employees' salary by the Company. Participants are 100% vested in participant contributions and become vested in Company matching contributions over a period of six years.

Accumulated Other Comprehensive Loss --

Accumulated other comprehensive loss is comprised of a minimum pension liability of $6.5 million, net of taxes, at December 29, 2002 and September 28, 2003. Effective September 30, 2003, the Company's fourth fiscal quarter of 2003, accumulated other comprehensive loss will increase to $8.5 million, net of taxes.

Stock Compensation --

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc. authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiary. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998, of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions during the Company's first three fiscal quarters of 2003 or during fiscal 2002. No options were granted or exercised during the Company's first three fiscal quarters of 2003 or during fiscal 2002. During the quarter ended September 28, 2003, 100,000 previously granted options were forfeited and cancelled following the termination of employment of a former option holder.

The fair value of each option grant has been estimated as of the date of the grant using the minimum value option pricing model because there is no established fair market value of Port Royal stock as it is not available on the open market. The following weighted average assumptions were used for fiscal year 1998 grants: expected dividend yield of 0%, a risk-free interest rate of 5.49% and expected life of 10 years. Using these assumptions, the fair value of the employee stock options granted in 1998 is $1,303,000, which would be amortized as compensation expense over the vesting period of the options, if the Company had elected to expense such options in accordance with SFAS 123.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Since the options to acquire Port Royal stock were granted at fair value, no compensation expense has been recorded under APB 25.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options and awards in each period.




                              The three months ended      The nine months ended
                              ----------------------      ---------------------
                              Sept. 28,   Sept. 29,      Sept. 28,   Sept. 29,
                                2003         2002           2003        2002
                               --------    --------      --------     --------
                                              (In thousands)
 Net Income (Loss):
  As reported                  $ (  91)    $   621       $   458      $ 5,986
  Stock compensation expense     (  16)      (  25)        (  51)      (   75)
                               -------     -------       -------      -------
  Pro forma                    $ ( 107)    $   596       $   407      $ 5,911
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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46").
FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this pronouncement is not expected to have an impact on the Company's financial statements.

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


Segment information is as follows:

                                                     For the Nine Months Ended
------------------------------------------------------------------------------
                                                   September 28,  September 29,
(in thousands)                                         2003          2002
------------------------------------------------------------------------------
Revenues:
   Restaurants                                       $177,440       $185,492
   Franchising                                          6,010          5,877
-----------------------------------------------------------------------------
Total segment revenues                               $183,450       $191,369
=============================================================================

Depreciation and Amortization:
   Restaurants                                       $  8,361       $  7,964
   Franchising                                              2              3
-----------------------------------------------------------------------------
Total segment depreciation and amortization          $  8,363        $ 7,967
=============================================================================

Interest expense:
   Restaurant                                        $  6,054       $  7,253
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment interest expense                       $  6,054       $  7,253
=============================================================================

                                                   September 28,  December 29,
                                                       2003          2002
-----------------------------------------------------------------------------
Capital Expenditures:
   Restaurants                                       $  6,225       $  9,740
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment capital expenditures                   $  6,225       $  9,740
=============================================================================

Total Assets:
   Restaurants                                       $141,997       $153,083
   Franchising                                          2,160          2,043
-----------------------------------------------------------------------------
Total segment assets                                 $144,157       $155,126
=============================================================================

A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:
-------------------------------------------------------------------------------
                                                    September 28,  September 29,
                                                       2003            2002
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  8,363       $  7,967
Unreported segments (1)                                    64            225
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  8,427       $  8,192
===============================================================================

A reconciliation of segment total assets to
  consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                   September 28,    December 29,
                                                       2003           2002
-------------------------------------------------------------------------------
Total segment assets                                 $144,157       $155,126
Unreported segments (1)                                 1,553          3,182
-------------------------------------------------------------------------------
Total consolidated assets                            $145,710       $158,308
===============================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

D.   INDEBTEDNESS

Senior Secured Credit Agreement--

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amended the Credit Facility, which provides for borrowing up to $25.0 million, is made up of $19.85 million in available credit and $5.15 million in outstanding letters of credit. The amendment eliminated the term loan feature and modified certain other terms and conditions. The existing term loan balance at September 28, 2003 was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs, which were charged to expense in the quarter ended September 28, 2003. The amended Credit Facility matures June 29, 2004.

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

The amended Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with all covenants at September 28, 2003.

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

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                   (Dollars in thousands, except average check)

                                                For The Three         For The Nine
                                                Months Ended          Months Ended
                                            --------------------   --------------------
                                            Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                              2003        2002        2003        2002
                                            ---------   ---------  ----------  ----------
RESTAURANT SALES:
  Company owned                             $ 60,900   $ 61,555     $177,440   $185,492
  Franchise                                   38,350     36,784      110,370    107,283
                                            --------   --------     --------   --------
SYSTEMWIDE RESTAURANT SALES                 $ 99,250   $ 98,339      287,810    292,775
  Percent change                               0.93%      4.42%      ( 1.70%)     6.00%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          245        246          245        246

  Restaurant Sales                          $ 60,900   $ 61,555      $177,440  $185,492
    Percent change                            (1.06%)    (0.24%)       (4.34%)    0.64%

  Percent change in same restaurant sales     (0.84%)     0.04%        (4.15%)    1.38%

Selected components are --

Cost of restaurant sales                    $ 50,916  $ 50,305       $147,083  $150,401
    As a percent of restaurant sales          83.67%    81.72%         82.88%    81.08%

  Food and paper cost                       $ 18,489  $ 18,336       $ 52,840  $ 55,483
    As a percent of restaurant sales          30.36%    29.79%         29.78%    29.91%

  Direct labor                              $ 13,181  $ 13,574       $ 38,735  $ 40,608
    As a percent of restaurant sales          21.64%    22.05%         21.83%    21.89%

  Other labor costs                         $  4,579  $  4,417       $ 13,503  $ 13,610
    As a percent of restaurant sales           7.52%     7.18%          7.61%     7.34%

  Average check                             $   4.76  $   4.77       $   4.73  $   4.74
    Percent change                            (0.21%)    2.58%         (0.21%)    2.16%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          175       177            175       177

  Restaurant Sales                          $ 38,350  $ 36,784       $110,370  $107,283
    Percent change                             4.25%    13.28%          2.88%    16.74%

  Percent change in same restaurant sales     (2.04%)   (2.79%)        (4.32%)   (1.41%)

  Average check                             $   5.15  $   5.09       $   5.07  $   5.05
    Percent change                             1.18%     2.00%          0.40%     2.23%



          Comparison of the Three Months Ended September 28, 2003
          -------------------------------------------------------
               to the Three Months Ended September 29, 2002
               --------------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $60.9 million for Company-owned units and $38.4 million for franchised units, for the three months ended September 28, 2003 increased 0.9% to $99.3 million compared to $98.3 million for the same period in 2002.

Total Company revenues decreased $0.5 million to $63.0 million in the three months ended September 28, 2003 compared to the same period in 2002. The decrease was primarily due to a $0.7 million decrease in restaurant sales. The decrease in restaurant sales was primarily due to operating one fewer restaurant and a 0.84% decrease in same restaurant sales for the period.
The Company operated 245 restaurants at September 28, 2003 compared to 246 restaurants at September 29, 2002.

Company-owned same restaurant sales decreased 0.84%, compared to the same period in 2002. The decrease was primarily attributable to a decrease in restaurant volume for the three months ended September 28, 2003 compared to the same period in 2002. The average customer check for Company owned restaurants was $4.76 for the three months ended September 28, 2003 compared to $4.77 for the same period in 2002.

Franchise fee income was $290,000 in the three months ended September 28, 2003 compared to $257,000 for the same period in 2002. Franchise fees are recorded upon the opening of franchise restaurants. Franchise fees are also recorded upon the transfer, extension, renewal or default of franchise agreements. The Company's franchisees opened two and five franchised restaurants in the three months ended September 28, 2003 and September 29, 2002, respectively. The Company recognized $225,000 in franchise fees upon termination of a multi-unit development agreement.
Royalty revenue increased 7.3% to $1.8 million in the three months ended September 28, 2003 from $1.7 million in the same period in 2002. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 4.3% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants days in operation. The franchise system had 16,822 restaurant days for the three months ended September 28, 2003 compared to 15,936 restaurant days for the same period in 2002. Restaurant days are calculated by taking the total number of franchise restaurants open during the period times the number of days each one was open during the period.

Cost of restaurant sales was $50.9 million for the three months ended September 28, 2003 compared to $50.3 million for the same period in 2002.
Food and paper costs as a percent of restaurant sales increased to 30.4% in the three months ended September 28, 2003 from 29.8% in the same period in 2002. The increase in food and paper costs as a percent of restaurant sales resulted primarily from increases in beef prices offset somewhat by 0.43% menu price increases. Direct labor as a percent of restaurant sales decreased to 21.64% for the three months ended September 28, 2003 from 22.05% for the same period in 2002. Average hourly wage was $6.25 for the three months ended September 28, 2003 and $6.29 for the same period in 2002.

Advertising expense decreased 1.1% to $2.56 million in the three months ended September 28, 2003 from $2.59 million in the same period in fiscal 2002. Advertising expense was accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses increased $45,000, or 1.6%, to $2.8 million in the three months ended September 28, 2003 compared to the same period in 2002.

General and administrative expenses for the three months ended
September 28, 2003 were $4.6 million compared to $4.8 million for the same period in fiscal 2002. The decrease resulted primarily from the elimination of accruals for the Company's management incentive plan, offset by an increase in expense associated with the Company's defined and postretirement benefit plans and employee severance expenses. The increase in expense associated with the defined benefit plan resulted from the impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed in fiscal 2002. In the three months ended September 28, 2003, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses.

Other income (expense) increased $492,000 or 130.8%, to income of $116,000 in the three months ended September 28, 2003 compared to an expense of $376,000 in the same period in 2002. This change resulted from impairment expenses of $496,000 recorded in the three months ended September 29, 2002. No impairment expense was recorded in the third quarter of 2003.

The Company recognized a $533,000 loss on extinguishment of debt in the three months ended September 28, 2003 that resulted from the amendment and restatement of the credit agreement dated June 30, 2003. The Company recorded a gain of $280,000 in the three months ended September 29, 2002 that resulted from the retirement of a portion of the Company's 10.25% Senior Notes.

Interest expense, net of interest income, decreased $290,000 to $2.0 million in the three months ended September 28, 2003 from $2.3 million in the same period in 2002. This decrease resulted primarily from the Company's retirement of $12.0 million of the Notes during the last three quarters of 2002, a $4.2 million reduction in its capital lease obligations in the last three quarters of 2002 and the first three quarters of 2003 and lower borrowings under its Credit Facility during the quarter ended September 28, 2003.

The Company's income tax expense from continuing operations decreased for the three months ended September 28, 2003 by $402,000, to a benefit of $233,000 from an expense of $169,000 in the same period in 2002. The effective income tax rate increased to 71.9% in the three months ended September 28, 2003 from 31.0% in the same period in 2002 reflecting the effect of permanent differences and tax credits.











          Comparison of the Nine Months Ended September 28, 2003
          ------------------------------------------------------
               to the Nine Months Ended September 29, 2002
               -------------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $177.4 million for Company-owned units and $110.4 million for franchised units, for the nine months ended September 28, 2003 decreased 1.7% to $287.8 million compared to $292.8 million for the same period in 2002.

Total Company revenues decreased $7.9 million to $183.5 million in the nine months ended September 28, 2003 compared to the same period in 2002. The decrease resulted from a $8.1 million decrease in restaurant sales. The decrease in restaurant sales was primarily due to operating one less restaurant and a 4.1% decrease in same restaurant sales for the period.
The Company operated 245 restaurants at September 28, 2003 compared to
246 restaurants at September 28, 2002.

Company-owned same restaurant sales decreased 4.1%, compared to the same period in 2002. The decrease was primarily attributable to a decrease in restaurant volume for the nine months ended September 28, 2003 compared to the same period in 2002. The average customer check for Company owned restaurants was $4.73 for the nine months ended September 28, 2003 compared to $4.74 for the same period in 2002.

Franchise fee income was $768,000 in the nine months ended September 28, 2003 compared to $854,000 in the same period in 2002. Franchise fees are recorded upon opening of franchise restaurants. Franchise fees are also recorded upon the transfer, extension, renewal or default of franchise agreements.
The Company's franchisees opened 14 franchised restaurants in the nine months ended September 28, 2003 and they opened 17 during the same period in 2002. The decrease in franchise fees in the nine months ended September 28, 2003 related primarily to fewer openings and transfers and extensions of franchise agreements than in same period of 2002. Royalty revenue increased 4.4% to $5.2 million in the nine months ended September 28, 2003 from $5.0 million in the same period in 2002. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due primarily to a 2.9% increase in franchise restaurant sales resulting from an increase in the number of franchise restaurants days in operation. The franchise system had 49,823 restaurants days for the nine months ended September 28, 2003 compared to 46,703 restaurant days for the same period in 2002. Restaurant days are calculated by taking the total number of franchise restaurants open during the period times the number of days each one was open during the period.

Cost of restaurant sales was $147.1 million for the nine months ended
September 28, 2003 compared to $150.4 million for the same period in 2002.
Food and paper costs as a percent of restaurant sales decreased to 29.8% in the nine months ended September 28, 2003 from 29.9% in the same period in 2002. The decrease in food and paper costs as a percent of restaurant sales resulted primarily from menu price increases amounting to 0.43%. Direct labor as a percent of restaurant sales decreased to 21.8% for the nine months ended September 28, 2003 from 21.9% for the same period in 2002, due in part to a decrease in the average hourly wage rate. Average hourly wage decreased 0.2% to $6.28 for the nine months ended September 28, 2003 from $6.29 for the same period in 2002.

Advertising expense decreased 4.3% to $7.5 million in the nine months ended September 28, 2003 from $7.8 million in the same period in fiscal 2002. Advertising expense was accrued based on 4.2% of restaurant sales and will vary with the volume of such sales.

Depreciation and amortization expenses increased $235,000, or 2.9%, to $8.4 million in the nine months ended September 28, 2003 compared to the same period in 2002.

General and administrative expenses for the nine months ended
September 28, 2003 were $14.0 million compared to $14.3 million for the same period in fiscal 2002. The decrease resulted primarily from an increase of approximately $1.2 million in expense associated with the Company's defined and postretirement benefit plans offset by the elimination of approximately $1.2 million in accruals for the Company's management incentive plan.
The increase in expense associated with the defined benefit plan resulted from the impact of lower investment returns and lower interest rates assumed in the actuarial valuation performed in fiscal 2002. In the first nine months of 2003, the Company's performance failed to meet the criteria for payment of management incentive bonuses and, accordingly, no provision was made for such bonuses. In the first nine months of 2002, the Company's year-to-date performance warranted the accrual of such bonuses.

Other income (expense) increased $495,000 or 383.7%, to income of $366,000 in the nine months ended September 28, 2003 compared to expense of $129,000 in the same period in 2002. This change resulted from an asset impairment charge of $496,000 recorded in the third quarter of 2002.

The Company recognized a $45,000 gain on sale of assets for the nine months ended September 28, 2003 as a result of sales of non-operating properties.

The Company recognized a $533,000 loss on extinguishment of debt in the nine months ended September 28, 2003 that resulted from the amendment of the Company's restated Credit Facility compared to a $4.7 million gain in the same period in 2002 that resulted from the retirement of a portion of the Company's 10.25% Senior Notes.

Interest expense, net of interest income, decreased $1.2 million to $6.0 million in the nine months ended September 28, 2003 from $7.2 million in the same period in 2002. This decrease resulted primarily from the Company's retirement of $12.0 million of the Notes during the last three quarters of 2002, a $4.0 million reduction in its capital lease obligations in the last three quarters of 2002 and first three quarters of 2003 and lower borrowings under its Credit Facility during the first nine months of 2003.

The Company's income tax expense from continuing operations decreased for the nine months ended September 28, 2003 by $2.7 million, to a $96,000 benefit from expense of $2.6 million in the same period in 2002. The effective income tax rate decreased to 26.5% in the nine months ended September 28, 2003 from 33.2% in the same period in 2002 reflecting the effects of permanent differences and tax credits.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventories or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $17.9 million at September 28, 2003, compared to a working capital deficit of $10.4 million at December 29, 2002. The increase in the deficit relates primarily to the use of cash to repay debt.

Capital expenditures totaled approximately $6.2 million in the nine months ended September 28, 2003, as compared to $7.1 million in the same period in 2002. The Company opened no new restaurants during the three months ended September 28, 2003 or September 29, 2002. Management estimates that capital expenditures will be approximately $3.1 million during the remainder of 2003. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants and ongoing capital improvements.

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amended the Credit Facility, which provides for borrowing up to $25.0 million, is made up of $19.85 million in available credit and $5.15 million in outstanding letters of credit. The amendment eliminated the term loan feature and modified certain other terms and conditions. The existing term loan balance at September 28, 2003 was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs, which were charged to expense in the quarter ended September 28, 2003. The amended Credit Facility matures June 29, 2004.

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

At September 28, 2003, the Company had available cash of approximately $2.6 million, receivables of $1.6 million, and $19.7 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.

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

      Accounting for Income Taxes. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect the Company's income tax expense.

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

The Company is also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time, the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of September 28, 2003.

Item 4.   Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

        (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls, except that the Company has implemented an additional required approval of the Chief Executive Officer's expenses.

PART II     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but will not, in the opinion of management, have a material adverse effect on the Company's financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Rule 13a-14(a) certifications of Chief Executive Officer and Chief Financial Officer. (Exhibits 31.1 and 31.2)

      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32)

(b)   Reports on Form 8-K-

      On July 28, 2003, Form 8-K was filed announcing the resignation of the Company's Chairman of the Board and Chief Executive Officer.



             THE KRYSTAL COMPANY AND SUBSIDIARY
             ----------------------------------
                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE KRYSTAL COMPANY
                         (Registrant)

Dated: November 6, 2003  /s/Larry D. Bentley
-----------------------   ------------------------
                         Larry D. Bentley
                         (Senior Vice President, Chief Financial
                         Officer and Principal Accounting Officer)




                           EXHIBIT INDEX
-------------------------------------------------------------------------------
        Exhibit No.                    Description of Exhibit
        -----------                    ----------------------

            31.1          Rule 13a-14(a) certification of Chief Executive
                          Officer

            31.2          Rule 13a-14(a) certification of Chief Financial
                          Officer

            32 Certification pursuant to 18 U.S.C. Section 1350, as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                              EXHIBIT 31.1
                              ------------

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   ----------------------------------------

I, James F. Exum, Jr. Chief Executive Officer, certify that:

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


Date:  November 10, 2003
                                          /s/James F. Exum, Jr.
                                          ---------------------------
                                          James F. Exum, Jr., Chief
                                          Executive Officer




                               EXHIBIT 31.2
                               ------------

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   ----------------------------------------

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


Date:  November 10, 2003
                                       /s/Larry D. Bentley
                                       -----------------------
                                       Larry D. Bentley, Senior Vice
                                       President and Chief Financial Officer




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

     The Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 10, 2003          /s/James F. Exum, Jr.
                                  -------------------------------------
                                  James F. Exum, Jr.
                                  Chief Executive Officer



Dated:  November 10, 2003         /s/Larry D. Bentley
                                  -------------------------------------
                                  Larry D. Bentley
                                  Senior Vice President and
                                  Chief Financial Officer




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