Form 10-K
period 2003-12-28
KRYSTAL COMPANY
filed 2004-03-24
CIK 885640

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                 For the fiscal year ended  December 28, 2003

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

    On September 26, 1997, the registrant was acquired by Port Royal Holdings, Inc., ("Port Royal") pursuant to a merger in which a wholly-owned subsidiary of Port Royal was merged with and into the Company. As a result of the merger, Port Royal became the owner of 100% of the common stock of the Company. Thus, the aggregate market value of the voting stock held by a non-affiliate is zero as of June 29, 2003.

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

Executive Overview --

The Company is an owner, operator and franchisor of quick-service restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 245 at the end of fiscal 2002 to 243 at the end of fiscal 2003. Royalties and franchise fees from franchisees have been a relatively small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants was 176 at the end of fiscal 2003 and fiscal 2002. The Company expects its franchisees to develop up to 26 new restaurants during fiscal 2004.

Cost of restaurant sales is comprised of food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company owned restaurants and to the Company's franchise sales and support functions. Other income and expense include income from the Company's Realty Division for the net of rent income and rent expenses for the units subleased to a third party and a charge to recognize the impairment of certain underperforming assets.

The Company's restaurant strategy is to improve restaurant operations through a focused approach to critical customer issues in the Company's restaurants. In 2003, the Company launched a program targeted at the fundamentals of restaurant operations: hiring good people, offering quick, efficient and courteous service, serving a meaningful variety of the best foods obtainable, properly cooked, and operating spotlessly clean restaurants. To that end, the Company has developed the following initiatives:

- a Restaurant Manager Certification Program to ensure that managers are properly trained on current operating requirements.
- Development and support for our web-based training programs to provide more effective tools for training of hourly employees.
- Rollout of a new Angus burger product to complement our current product line.
- Expansion of a table service program wherein customer orders are delivered directly to their table rather than being delivered at the counter.

The Company's franchise strategy is to continue to develop our current markets, as well as explore and support introduction into pioneer markets in Texas, North Carolina, South Carolina, Virginia and South Florida. Management expects the development of new franchise restaurants in pioneer markets will make up approximately half of total new franchise units.

In addition to our core business of owning, operation and franchising quick-service restaurants, our strategy includes divesting or exiting non-strategic businesses. A component of that strategy included the divestiture of substantially all of the assets of the Company's fixed base hangar operation in Chattanooga, Tennessee in 2002.

In 2003 and 2002, the Company entered into a series of transactions designed to reduce debt, increase flexibility and strengthen the Company's financial condition. On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 Company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. The net proceeds from this transaction and the sale of the Company's fixed base hangar operation were primarily used to repurchase $39.0 million of the Company's 10.25% Senior Notes and $8.7 million of other debt and capital leases.

0n June 30,2003, the Company executed a refinancing of its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increased the revolving line of credit from $10.0 million to $25.0 million and eliminated the more expensive and restrictive term debt.

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 were 52 week fiscal year ends, and the fiscal year ending January 2, 2005 will be a 53 week year.

Prior to October 17, 2002, the Company also operated a fixed based aviation operation. On October 17, 2002, the Company completed the sale of substantially all of the assets of the Company's fixed base operation in Chattanooga, Tennessee to the Truman Arnold Companies. The sales price was $10.8 million and resulted in a gain on the sale of $2.1 million, net of tax.

The operating results of Aviation for all periods presented, along with the 2002 gain on the sale of the assets, have been classified as discontinued operations.

The Company was first incorporated in the State of Tennessee in 1932. The Company's principal executive offices are located at One Union Square, Chattanooga, Tennessee 37402. The Company's telephone number is
(423) 757-1550 and its website is www.krystal.com.

(B) Financial Information about Industry Segments

See Part II, Item 7 Consolidated Results of Operations and Note 12 of the Company's Consolidated Financial Statements.

(C) Narrative Description of Business

The Company develops, operates and franchises full-size KRYSTAL and smaller "double drive-thru" KRYSTAL KWIK quick-service restaurants. The Company has been in the quick service restaurant business since 1932, and believes it is among the first fast food restaurant chains in the country. The Company began to franchise KRYSTAL KWIK restaurants in 1990 and KRYSTAL restaurants in 1991. In 1995, the Company began to develop and franchise KRYSTAL restaurants located in non-traditional locations such as convenience stores. At
December 28, 2003, the Company operated 243 units (238 KRYSTAL restaurants and 5 KRYSTAL KWIK restaurants) and franchisees operated 176 units (110 KRYSTAL restaurants, 25 KRYSTAL KWIK restaurants and 41 KRYSTAL restaurants in non-traditional locations) in eleven states in the Southeastern United States.

The Company also leases 17 restaurant sites in the Baltimore, Maryland and Washington, D.C. metropolitan areas which it, in turn, subleases to Davco Restaurants, Inc. ("Davco"), a Wendy's International, Inc. franchisee and former affiliate of the Company.

Prior to October 2002, the Company operated a fixed base hangar and airplane fueling operation through a subsidiary company in Chattanooga, Tennessee. The Company sold substantially all of the assets of the subsidiary in October 2002.

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

Environmental matters --

While the Company is not aware of any federal, state or local environmental regulations which will materially affect its operations or competitive position or result in material capital expenditures, it cannot predict the effect on its operations from possible future legislation or regulation. During fiscal 2003, other than normal equipment expenditures, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Number of employees --

During 2003, the Company's average number of employees was approximately 7,056.

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

Item 2.  Properties

Of the 243 Company-owned restaurants as of December 28, 2003, the Company operated 139 of them on property leased from third parties and 104 of them on property owned by the Company. The Company's corporate headquarters is located in approximately 36,500 square feet of leased office space in Chattanooga, Tennessee.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2003.

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

  (c) Dividends. The Company has historically not declared dividends on its common stock and has no present intention to do so in the near future. The Company is restricted from paying dividends by the terms of the indenture under which the Senior Notes were issued.

  (d) Securities authorized for issuance under Equity Compensation Plans. See Executive Compensation in Item 11 of this Annual Report on form 10-K.

Item 6.  Selected Financial Data

The following tables present selected historical data of the Company for years ended January 2, 2000 ("fiscal 1999"), December 31, 2000 ("fiscal 2000"), December 30, 2001 ("fiscal 2001") December 29, 2002 ("fiscal 2002")and
December 28, 2003 ("fiscal 2003"). The selected historical financial data for the fiscal years 1999 through 2003 have been derived from the audited financial statements of Company. The financial data set forth below should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data".

                           Fiscal     Fiscal   Fiscal     Fiscal   Fiscal
                            Year      Year      Year       Year     Year
                            Ended     Ended     Ended      Ended    Ended
                                                                  (53 weeks)
                           --------- -------- ------- ---------  ---------
                            Dec. 28,  Dec. 29,  Dec. 30,  Dec. 31,  Jan. 2,
                             2003       2002      2001      2000      2000
                           --------- -------- ------- ---------  ----------
                                            (In thousands)
Statement of Operations data:
Revenues:
  Restaurant sales         $238,916  $246,245  $246,898  $253,967  $256,384
  Franchise fees              1,044     1,077     1,041       901       499
  Royalties                   6,955     6,890     5,958     4,927     4,380
                            ------------------------------------------------
                            246,915   254,212   253,897   259,795   261,263
                            ------------------------------------------------

Cost and expenses           234,425   240,360   247,555   255,939   248,000
                            ------------------------------------------------
Operating income           $ 12,490  $ 13,852  $  6,342  $  3,856  $ 13,263
                            ================================================
Income (loss) from
  continuing operations    $  3,969  $  6,347  $ (4,511) $ (6,266) $  1,702
                            ===============================================
Income from discontinued
  operations, net of taxes $    --   $  2,859  $    910  $    955  $    842
                            ================================================
Income (loss)
   $  3,969  $  9,206  $ (3,601) $ (5,311) $  2,544
                            ================================================

Pro forma income (loss)
before extraordinary item
if FAS No. 142 had been
adopted in all prior years $  3,969  $  9,206  $ (1,633) $ (3,326) $  4,541
                            ================================================

Balance Sheet Data:
  Working capital deficit  $(15,904) $(10,404) $(11,195) $(21,680) $(24,375)
  Property owned and
   leased, net               95,991    99,790   121,642   134,634   128,010
  Total assets              146,917   158,308   197,990   203,201   198,511
  Long term debt, net of
    current portion          60,980    73,688   118,581   113,992   102,623
  Capital lease obligations,
    net of current portion    4,697     5,384     8,170    10,341     9,467




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our results of operations and financial condition during fiscal 2003, fiscal 2002 and fiscal 2001. The discussion should be read in conjunction with the consolidated audited financial statements of the Company (including the notes thereto) contained in Item 8 of this report.

Executive Overview --

The Company is an owner, operator and franchisor of quick-service restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants. Total Company-owned restaurants decreased from 245 at the end of fiscal 2002 to 243 at the end of fiscal 2003. Royalties and franchise fees from franchisees have been a relatively small, but growing, portion of the Company's revenues to date. The total number of franchised restaurants was 176 at the end of fiscal 2003 and fiscal 2002. The Company expects its franchisees to develop up to 26 new restaurants during fiscal 2004.

Cost of restaurant sales is comprised of food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company owned restaurants and to the Company's franchise sales and support functions. Other income and expense include income from the Company's Realty Division for the net of rent income and rent expenses for the units subleased to a third party and a charge to recognize the impairment of certain underperforming assets.

The Company's restaurant strategy is to improve restaurant operations through a focused approach to critical customer issues in the Company's restaurants. In 2003, the Company launched a program targeted at the fundamentals of restaurant operations: hiring good people, offering quick, efficient and courteous service, serving a meaningful variety of the best foods obtainable, properly cooked, and operating spotlessly clean restaurants. To that end, the Company has developed the following initiatives:

   - a Restaurant Manager Certification Program to ensure that managers are properly trained on current operating requirements.
   - Development and support for our web-based training programs to provide more effective tools for training of hourly employees.
   - Rollout of a new Angus burger product to complement our current product line.
   - Expansion of a table service program wherein customer orders are delivered directly to their table rather than being delivered at the counter.

The Company's franchise strategy is to continue to develop our current markets, as well as explore and support introduction into pioneer markets in Texas, North Carolina, South Carolina, Virginia and South Florida. Management expects the development of new franchise restaurants in pioneer markets will make up approximately half of total new franchise units.

In addition to our core business of owning, operation and franchising quick-service restaurants, our strategy includes divesting or exiting non-strategic businesses. A component of that strategy included the divestiture of substantially all of the assets of the Company's fixed base hangar operation in Chattanooga, Tennessee in 2002.

In 2003 and 2002, the Company entered into a series of transactions designed to reduce debt, increase flexibility and strengthen the Company's financial condition. On December 31, 2001, the Company entered into a real estate sale and leaseback transaction in which it sold the commercial real estate and improvements of 32 Company operated restaurant locations to an unaffiliated third party and leased the properties back for a period of 20 years. The net proceeds from this transaction and the sale of the Company's fixed base hangar operation were primarily used to repurchase $39.0 million of the Company's Senior Notes and $8.7 million of other debt and capital leases.

0n June 30,2003, the Company executed a refinancing of its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increased the revolving line of credit from $10.0 million to $25.0 million and eliminated the more expensive and restrictive term debt.

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 were 52 week fiscal year ends, and the fiscal year ending January 2, 2005 will be a 53 week year.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                    (Dollars in thousands except average check)

                                            Fiscal          Fiscal          Fiscal
                                             Year            Year            Year
                                             Ended           Ended           Ended
                                           --------        --------        --------
                                           December 28,    December 29,    December 30,
                                              2003            2002             2001
                                            --------         --------       --------
RESTAURANT SALES:
  Company owned                             $238,916        $246,245        $246,898
  Franchise                                  146,383         143,224         125,514
                                            --------        --------       --------
SYSTEMWIDE RESTAURANT SALES                 $385,299        $389,469        $372,412
  Percent change                              (1.07%)          4.58%           4.73%

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          243             245             246

  Restaurant Sales                          $238,916        $246,245        $246,898
    Percent change                           (2.98%)          (0.26%)         (2.78%)

  Percent change in same restaurant sales     (2.63%)          0.30%          (0.34%)

  Average check                             $   4.74        $   4.74        $   4.65
    Percent change                             0.00%           1.94%           2.20%

Selected components are --

Cost of restaurant sales                    $197,016        $199,082        $205,388
    As a percent of restaurant sales          82.46%          80.85%          83.19%

  Food and paper cost                       $ 71,673        $ 73,272        $ 78,379
    As a percent of restaurant sales          30.00%          29.76%          31.75%

  Direct labor                              $ 52,061        $ 54,117        $ 56,128
    As a percent of restaurant sales          21.79%          21.98%          22.73%

  Other labor costs                         $ 17,907        $ 17,975        $ 18,842
    As a percent of restaurant sales           7.50%           7.30%           7.63%


FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          176             176             165

  Restaurant Sales                          $146,383        $143,224        $125,514
    Percent change                             2.21%          14.11%          23.52%

  Percent change in same restaurant sales     (3.67%)         (2.14%)         (1.68%)

  Average check                             $   5.07        $   5.05        $   4.95
    Percent change                             0.40%           2.02%           5.10%


Consolidated Results of Operations --
(Dollars in thousands)

                                   Fiscal        Fiscal        Fiscal
                                    Year          Year          Year
                                   Ended         Ended         Ended
                                -----------   ---------     ----------
                                  Dec. 28,      Dec. 29,      Dec. 30,
                                    2003         2002          2001
                                -----------   ---------     ----------
Revenues:
  Restaurant sales                $238,916      $246,245      $246,898
  Franchise fees                     1,044         1,077         1,041
  Royalties                          6,955         6,890         5,958
                                  --------      --------      --------
                                   246,915       254,212       253,897
                                  --------      --------      --------
Cost and Expenses:
  Cost of restaurant sales         197,016       199,082       205,388
  Advertising expense               10,089        10,339        10,370
  Depreciation and
    amortization expense            10,999        10,988        14,148
  General and administrative
    expenses                        16,019        19,484        16,510
  (Gain) loss on sale of assets        326            68        (  483)
  Other (income) expense, net      (    24)          399         1,622
                                  --------      --------      --------
                                   234,425       240,360       247,555
                                  --------      --------      --------
Operating income                    12,490        13,852         6,342
Gain (loss) on extinguishment of
  debt                             (   533)        5,024            --
Interest expense, net              ( 7,773)      ( 9,279)      (13,023)
                                  --------      --------      --------
Income (loss) before income
  taxes                              4,184         9,597       ( 6,681)

(Provision for) benefit from
  income taxes                     (   215)      ( 3,250)        2,170
                                  --------      --------      --------
Income (loss)before income from
  continuing operations              3,969         6,347       ( 4,511)

Income from discontinued
  operations, net of income taxes      --          2,859           910
                                  --------      --------      --------
Net income (loss)                $   3,969     $   9,206       ( 3,601)
                                  ========      ========      ========



The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items from the Company's statements of operations.


                                       Fiscal      Fiscal      Fiscal
                                        Year        Year        Year
                                        Ended       Ended       Ended
                                      --------    --------    --------
                                       Dec. 28,    Dec. 29     Dec. 30,
                                         2003        2002        2001
                                      --------    --------    --------
Revenues:
  Restaurant sales                       96.8%       96.9%       97.2%
  Franchise fees                          0.4         0.4         0.4
  Royalties                               2.8         2.7         2.4
                                       -------     ------      ------
                                        100.0       100.0       100.0
                                       -------     ------      ------
Costs and expenses:
  Cost of restaurant sales               79.8        78.3        80.9
  Advertising expense                     4.1         4.1         4.1
  Depreciation and amortization           4.4         4.3         5.6
  General and administrative
    expenses                              6.5         7.7         6.5
  (Gain) loss on sale of assets           0.1         0.0        (0.2)
  Other (income) expense, net           ( 0.0)        0.1         0.6
                                       -------     ------      ------
                                         94.9        94.5        97.5
                                       -------     ------      ------
Operating income                          5.1         5.5         2.5
Gain (loss) on extinguishment of debt   ( 0.2)        2.0          --
Interest expense, net                   ( 3.2)       (3.7)       (5.1)
                                       -------     ------      ------
Income (loss) before income taxes and
   extraordinary item                     1.7         3.8        (2.6)
(Provision for) benefit from
  income taxes                          ( 0.1)       (1.3)        0.8
                                       -------     ------      ------
Income (loss) from continuing
  operations                              1.6         2.5        (1.8)

Income from discontinued operations,
   net of income taxes                     --         1.1         0.4

                                       -------     ------      ------
Net income (loss)                         1.6%        3.6%       (1.4%)
                                       =======     ======      ======

General --

On December 31, 2001, the Company entered into real estate sale and leaseback transaction in which it sold commercial real property and improvements of 32 restaurant locations to an unaffiliated third party and leased the properties back for a period of twenty years. Proceeds from this transaction were approximately $23.3 million, net of expenses of $1.0 million, and were used to repurchase a portion of the 10.25% senior notes. The Company has the option to extend the leases past the original twenty years for four additional periods of five years each. The leases are accounted for as operating leases.

The Company realized a gain on the above real estate sale and leaseback transaction of approximately $4.1 million. This gain was deferred and is classified in the accompanying balance sheet as a deferred gain, and is being amortized as a reduction of rental expense over the life of the leases. The sale leaseback transaction resulted in an increase in rent expense of approximately $2.7 million and a reduction in interest expense of approximately $3.7 million in fiscal 2003 and fiscal 2002.

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increased the revolving line of credit from $10.0 million to $25.0 million, eliminated the term loan feature and modifies certain other terms and conditions. The term loan balance was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $165,000 of deferred financing costs. The amended Credit Facility matures June 29, 2004.

Borrowings under the amended Credit Facility bear interest rates, at the option of the Company, and depending on the certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.00% to 1.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.50% to 2.75% and is determined by certain financial covenants).

The amended Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with or has obtained a waiver for all covenants for the period ended
December 28, 2003.

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

The operating results of Aviation for all periods presented, along with the 2002 gain on the sale of the operations, have been classified as discontinued operations in the Consolidated Statements of Operations.

On September 30, 2003, the Company amended its retirement plan to eliminate future accrual of additional pension benefits for active employees. The amendment resulted in a curtailment gain of $1.7 million. The curtailment gain was recorded in the Company's fiscal fourth quarter ending
December 28, 2003.

Effective with the change in the retirement plan, the Company established a defined contribution employee benefit plan subject to IRS code 401(k). This plan covers substantially all employees of the Company. Participants may contribute a percentage of their compensation as allowed under applicable laws. The plan provides for a discretionary matching contribution of up to 3.0% of the employees' salary by the Company. Participants are 100% vested in participant contributions and become vested in Company matching contributions over a period of six years.

Comparison of Fiscal 2003 to Fiscal 2002

Restaurant sales for the total Krystal system (Company and Franchise combined) for fiscal 2003 decreased 1.1% to $385.3 million compared to $389.5 million for fiscal 2002.

Total Company revenues decreased 2.9% to $246.9 million for fiscal 2003 compared to $254.2 million for fiscal 2002. Substantially all of this $7.3 million decrease was due to a decrease in restaurant sales.

Company-owned average same restaurant sales per week for fiscal 2003 were $19,000 compared to $19,500 for fiscal 2002, a decrease of 2.6%. The decrease in same restaurant sales per week was attributable primarily to a decrease in sales volume. The Company operated 243 restaurants at December 28, 2003 compared to 245 restaurants at December 29, 2002.

The average customer check for Company-owned restaurants was $4.74 for fiscal 2003 and fiscal 2002.

Franchise fee income decreased 3.1% to $1.0 million in fiscal 2003 compared to $1.1 million in fiscal 2002. Royalty revenue increased 0.9% to $7.0 million in fiscal 2003 from $6.9 million in fiscal 2002. The increase in franchise royalties was due to a 2.2% increase in franchise system sales in fiscal 2003 compared to fiscal 2002. This increase resulted primarily from a 4.6% increase in the number of franchisee operated restaurant days in fiscal 2003 compared to fiscal 2002. The franchise system had 65,347 operating restaurant days for the period ended December 28, 2003 compared to 62,448 operating restaurant days for the period ended December 29, 2002.

Cost of restaurant sales was $197.0 million in fiscal 2003 compared to $199.1 million in fiscal 2002. Cost of restaurant sales as a percentage of restaurant sales increased to 82.5% in fiscal 2003 from 80.9% in fiscal 2002. This increase was primarily the result of an increase in food and paper costs as a percentage of restaurant sales, an increase of approximately $701,000 in workers' compensation and group insurance and approximately $921,000 increase in maintenance and utility expense. Total food and paper costs were $71.7 million in fiscal 2003 as compared to $73.3 million in fiscal 2002. Food and paper costs as a percentage of restaurant sales increased to 30.0% in fiscal 2003 compared to 29.8% in fiscal 2002. This increase was primarily attributable to a 6.0% increases in the price of beef and a small shift in menu mix to lower margin chicken products in fiscal 2003 compared to fiscal 2002. These increases were offset somewhat by operational improvements in inventory control and a 0.39% increase in menu pricing in fiscal 2003 compared
to fiscal 2002.   Direct labor cost was $52.1 million in fiscal 2003 versus
$54.1 million in fiscal 2002. Direct labor cost as a percentage of restaurant sales was 21.8% for fiscal 2003 and 22.0% for fiscal 2002. This decrease resulted primarily from an increase in labor efficiency resulting from improvements in the utilization of the Company's store level labor management system and other management controls. Other labor cost, which includes restaurant General Managers' and Assistant Managers' labor cost, was $17.9 million in fiscal 2003 compared to $18.0 million in fiscal 2002. Other labor cost as a percentage of restaurant sales was 7.5% in fiscal 2003 versus 7.3% in fiscal 2002.

Advertising expense decreased $250,000, or approximately 2.4%, to $10.1 million in fiscal 2003 versus $10.3 million in fiscal 2002. Advertising expenditures as a percentage of revenues was 4.1% in fiscal 2003 and fiscal 2002. The Company is a member of advertising cooperative arrangements with franchise operators in certain markets where franchise operators have a significant presence. Advertising cooperatives are consolidated with the Company in those markets where the Company has a controlling interest in the cooperative.

Depreciation and amortization expenses were $11.0 million in fiscal 2003 and fiscal 2002.

General and administrative expenses decreased $3.5 million, approximately 17.8%, to $16.0 million in fiscal 2003 versus $19.5 million in fiscal 2002. The decrease resulted primarily from a decrease of approximately $1.6 million for the management incentive plan and a decrease of approximately $550,000 in expense associated with the Company's defined benefit plan and post retirement benefits. In fiscal 2003, the Company's financial performance was not sufficient for management incentive plan bonuses to be earned. The decrease in expense associated with the defined benefit plan was primarily a result of a plan amendment and the decrease in post retirement benefit plan expense was primarily a result of a plan curtailment.

The Company reported a loss on sale of assets of $326,000 in fiscal 2003 compared to a $68,000 loss in fiscal 2002. The loss for fiscal 2003 and fiscal 2002 resulted primarily from the sale of unused properties.

Other income and expense decreased approximately $423,000 or 106.0% to an income of $24,000 in fiscal 2003 compared to a $399,000 expense for fiscal 2002. The decrease in expense resulted primarily from an impairment charge of $456,000 for impaired assets of under performing stores during fiscal 2003 versus $886,000 in fiscal 2002. Other expenses includes the net of rent income and rent expense from the subleased restaurants to a third party of $480,000 and $487,000 in fiscal 2003 and fiscal 2002, respectively.

Income derived from the fixed based hangar operation (including the after tax gain in 2002 of approximately $2.1 million from the sale of the operation) is reported as Income from discontinued operations, net of taxes, and was $2.9 million for fiscal 2002.

Interest expense, net of interest income, for fiscal 2003 decreased $1.5 million to $7.8 million from $9.3 million in fiscal 2002. This decrease resulted primarily from the reduction of approximately $45.0 million of long-term debt and approximately $3.9 million of long-term capital leases in fiscal 2002 and a $14.5 million reduction of the Company's revolver in fiscal 2003.

Income tax expense in fiscal 2003 was $215,000 compared $3.2 million for fiscal 2002. The Company's effective income tax rate for fiscal 2003 was 5.4% compared to 33.7% in fiscal 2002. The effective income tax rate for fiscal year 2003 was less than the statutory rate primarily as a result of utilization of tax credits and a reduction in the tax contingency accrual.
The effective income tax rate for fiscal year 2002 was less than the statutory income tax rate primarily as a result of the write off of goodwill associated with the sale of the Company's fixed based hangar operation in fiscal 2002.

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

Franchise fee income increased 3.5% to $1.1 million in fiscal 2002 compared to $1.0 million in fiscal 2001. Royalty revenue increased 15.6% to $6.9 million in fiscal 2002 from $6.0 million in fiscal 2001. The increase in franchise royalties was due to a 14.1% increase in franchise system sales in fiscal 2002 compared to fiscal 2001. This increase resulted primarily from a 15.5% increase in the number of franchisee operated restaurant days in fiscal 2002 compared to fiscal 2001. The franchise system had 62,448 operating restaurant days for the period ended December 29, 2002 compared to 54,075 operating restaurant days for the period ended December 30, 2001.

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

Other income and expense decreased $1.2 million, or 75.4%, to $399,000 in fiscal year 2002. The decrease resulted primarily from an impairment charge of $886,000 for impaired assets during fiscal 2002 versus $2.1 million in fiscal 2001. Other expenses includes the net of rent income and rent expense from the subleased restaurants to a third party of $487,000 and $523,000 in fiscal 2002 and fiscal 2001, respectively. Net rent income decreases periodically due to the expiration of the Company's leases on subleased restaurants.

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

Income tax expense in fiscal 2002 was $3.2 million compared to an income tax benefit of $2.2 million for fiscal 2001. The effective income tax rate for fiscal year 2002 approximated the statutory rate. The effective income tax rate for fiscal year 2001 was less than the statutory income tax rate primarily as a result of the non-deductible portion of amortization expense associated with Acquisition-related goodwill.

Liquidity and Capital Resources --

The Company does not maintain significant inventories or accounts receivable since substantially all of its restaurants' sales are for cash. Like many restaurant businesses, the Company receives several weeks of trade credit in purchasing food and supplies. The Company's receivables from franchisees are closely monitored and collected weekly. The Company normally operates with working capital deficits (current liabilities exceeding current assets), and had a working capital deficit of $15.9 million at December 28, 2003, compared to a working capital deficit of $10.4 million at December 29, 2002.

Capital expenditures totaled approximately $10.8 million during fiscal 2003, compared to $9.8 million in fiscal 2002. Approximately $2.7 million in fiscal 2002 was used to purchase certain assets previously leased under capital leases. Approximately $12.1 million is expected to be spent for capital expenditures during 2004. Capital expenditures will primarily be used for building new restaurants, refurbishing certain restaurants, technology and systems improvements and on-going capital improvements. The Company owns approximately 42.8% of its restaurant locations and leases the remainder.

At December 28, 2003, the Company had existing cash balances of $2.8 million and availability under its Credit Facility of $25.0 million which is comprised of $19.9 million available under the general portion of its Credit Facility and $5.1 million of unused letters of credit. Based on the Company's 2004 budget and projected consolidated cash flow, the Company expects these funds and funds from operations will be sufficient to meet its operating requirements and capital expenditures through fiscal 2004. The Company expects to renew the Credit Facility which matures June 29, 2004.

During fiscal 2002, using proceeds from the sale and leaseback transaction and the sale of Aviation, the Company retired a total of $39.0 million aggregate par value of its Senior Notes and $8.7 million of other debt and capital leases.

Contractual Obligations Table--

The following table summarizes the Company's contractual obligations at December 28, 2003, and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods (in thousands):


                                 Year Ending December 28, 2003
                    ----------------------------------------------------------
                      Total      Maturity   Maturity    Maturity    Maturity
                                 less than   1-3 yrs     4-5 yrs    Over 5 yrs
                                   1 yr
                    --------   --------     -------    --------     ---------

Senior Notes       $ 60,980    $    --       $    --     $60,980    $    --
Lines of Credit         --          --            --         --          --
Capital Lease
  Obligations         5,384         687        1,134         801      2,762
Operating Leases     74,459       7,672       13,566      10,793     42,428
                   --------    --------     --------      -------   --------
Total commitments  $140,823     $ 8,359      $14,700     $72,574    $45,190
                   ========    ========     ========      =======   ========

The Company has no material commitments for capital expenditures as of December 28, 2003. Purchase orders outstanding were for trade purchases in amounts to be used in the normal course of business. There were no material purchase commitments as of December 28, 2003.

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

      Accounts Receivable. The Company performs ongoing credit evaluations of its franchisees based upon payment history and the franchisees current credit worthiness. The Company continuously monitors collections from its franchisees and maintains a provision for estimated credit losses based upon its review of its franchisees financial condition and other relevant franchisee specific credit information. While such credit losses have historically been within the Company's expectations and the provisions established, it is possible that its credit loss rates could be higher or lower in the future.


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

      Self-Insurance. The Company is self-insured for the majority of its group health insurance costs, workers' compensation insurance costs, and general liabilities subject to specific retention levels. The Company estimates its liabilities for self insured claims based on historical loss rates and evaluation of claims currently outstanding. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in the Company's assumptions may materially affect these self insured costs.

      Accounting for Income Taxes. As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect the Company's income tax provision.

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

Recent Accounting Pronouncements--

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion
No. 30 will now be used to classify those gains and losses. During fiscal 2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $3.0 million associated with the extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on December 30, 2002. Accordingly, the extraordinary gains reported in 2002 were reclassified.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of the liability. The Company adopted SFAS 146 in fiscal 2002. The adoption did not have an effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 on December 30, 2002. The Company was not party to any guarantees as of December 29, 2002, and has not entered into any guarantees during fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial statements.

In January 2003, the Emerging Issues Task Force of the FASB issued
EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted the provisions of EITF 02-16 in fiscal 2002, and restated its fiscal 2001 results to conform with the 2002 presentation. The adoption did not have a material effect on the Company's financial statements.

In fiscal 2003, the Company adopted the disclosure requirements of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," and amendment of FASB Statement No. 123 which requires the Company to value stock options issued based upon an option-pricing model and recognize this value as compensation expense over the periods in which the options vest. This Statement amends the disclosure requirements of SFAS 123, "Accounting for Stocked Base Compensation," to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. Additionally, this Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under APB 25, "Accounting for Stock Issued to Employees".

In December 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosure provision of SFAS 132R in 2003.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (FSP No. 106-1) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsors ability to evaluate the direct effects of the new law and the ancillary effects on plan participants behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.

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

The Company purchases commodity items in the normal course of business, primarily beef. The Company is exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of December 28, 2003.


Item 8.  Financial Statements and Supplementary Data
         (commencing on the following page)




                            REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Krystal Company

We have audited the accompanying consolidated balance sheets of The Krystal Company and Subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Krystal Company and Subsidiaries at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                    /s/ Ernst & Young LLP
Atlanta, Georgia
February 6, 2004




                 The Krystal Company and Subsidiaries
                 ------------------------------------
                      Consolidated Balance Sheets
                      ---------------------------
                         (Dollars in thousands)

                                           December 28,    December 29,
                                               2003          2002
                                           -----------    -----------
                       ASSETS
CURRENT ASSETS:
   Cash and temporary investments             $  2,771      $ 10,690
   Receivables, net of allowance for
    doubtful accounts of $734 in 2003 and
    $876 in 2002                                 1,518         1,456
   Inventories                                   2,589         1,783
   Deferred income taxes                         5,100         4,615
   Prepayments and other                           912           951
                                              --------       -------
     Total current assets                       12,890        19,495
                                              --------       -------
PROPERTY, BUILDINGS AND EQUIPMENT, net
  of accumulated depreciation of $47,509
  at December 28, 2003 and $40,635 at
  December 29, 2002                             91,579        94,374
                                              --------       -------
LEASED PROPERTIES AND EQUIPMENT,
   net of accumulated amortization of
   $4,598 at December 28, 2003
   and $4,517 at December 29, 2002               4,412         5,416
                                              --------       -------
OTHER ASSETS:
   Goodwill, net                                36,186        36,186
   Deferred financing costs, net                 1,182         1,851
   Other                                           668           986
                                              --------       -------
     Total other assets                         38,036        39,023
                                              --------       -------
                                              $146,917      $158,308
                                              ========       =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                The Krystal Company And Subsidiaries
                ------------------------------------
                     Consolidated Balance Sheets
                     ---------------------------
                       (Dollars in thousands)

                                          December 28,     December 29,
                                              2003           2002
                                           -----------    -----------

        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                           $  5,250      $  5,505
   Accrued liabilities                          22,857        22,102
   Current portion of long-term debt               --          1,250
   Current portion of capital
     lease obligations                             687         1,042
                                              --------      --------
     Total current liabilities                  28,794        29,899
                                              --------      --------
LONG-TERM DEBT, excluding current portion       60,980        73,688
                                              --------      --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                               4,697         5,384
                                              --------      --------
DEFERRED INCOME TAXES                            8,506         9,392
                                              --------      --------
OTHER LONG-TERM LIABILITIES                      7,903         7,825
                                              --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 5, 8
  and 9)

SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding                            35,000        35,000
   Accumulated other comprehensive loss        ( 6,576)      ( 6,524)
   Retained earnings                             7,613         3,644
                                              --------      --------
     Total shareholder's equity                 36,037        32,120
                                              --------      --------

                                              $146,917      $158,308
                                              ========      ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                      The Krystal Company and Subsidiaries
                      ------------------------------------
                      Consolidated Statements of Operations
                      -------------------------------------
                            (Dollars in thousands)

                                                 Fiscal Year Ended
                                       ----------------------------------------
                                         Dec. 28,       Dec. 29,       Dec. 30,
                                           2003           2002           2001
                                         ----------    ----------    ---------
Revenues:
  Restaurant sales                       $238,916      $246,245      $246,898
  Franchise fees                            1,044         1,077         1,041
  Royalties                                 6,955         6,890         5,958
                                         --------      --------       --------
                                          246,915       254,212       253,897
                                         --------      ---------      --------
Cost and Expenses:
  Cost of restaurant sales                197,016       199,082       205,388
  Advertising expense                      10,089        10,339        10,370
  Depreciation and
    amortization expense                   10,999        10,988        14,148
  General and administrative
    expenses                               16,019        19,484        16,510
  (Gain) loss on sale of assets               326            68       (   483)
  Other (income) expenses, net             (   24)          399          1,622
                                         --------      --------       --------
                                          234,425       240,360       247,555
                                         --------      --------       --------
Operating income                           12,490        13,852         6,342
Gain (loss) on extinguishment of debt     (   533)        5,024            --
Interest expense, net                     ( 7,773)      ( 9,279)      (13,023)
                                         --------      --------       --------
Income (loss) before income taxes           4,184         9,597       ( 6,681)
(Provision for) benefit from
  income taxes                            (   215)      ( 3,250)        2,170
                                         --------      --------       --------
Income (loss) from continuing
  operations                                3,969         6,347       ( 4,511)

Income from discontinued operations,
  net of income taxes                         --          2,859           910
                                         --------      --------       -------
Net income (loss)                        $  3,969      $  9,206      $( 3,601)
                                         ========      ========       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.




                     The Krystal Company and Subsidiaries
                     ------------------------------------
                Consolidated Statements of Shareholder's Equity
                -----------------------------------------------
                             (Dollars in thousands)
                                              Accumulated
                                                 Other         Retained
                                      Common  Comprehensive    Earnings
                                       Stock      loss         (Deficit)     Total
                                      ------  -------------    --------   ----------
BALANCE, January 2, 2000             $35,000     $    --       $ 3,350      $38,350

  Net loss                                --          --        (5,311)      (5,311)
                                     -------     -------       --------     --------
BALANCE, December 31, 2000            35,000          --        (1,961)      33,039

  Net loss                                --          --        (3,601)      (3,601)
                                     -------     -------       --------     --------
BALANCE, December 30, 2001            35,000          --        (5,562)      29,438
  Minimum pension liability
    (net of taxes of $3,998)              --      (6,524)           --       (6,524)
  Net income                              --          --         9,206        9,206
                                                                            -------
  Comprehensive income                                                        2,682
                                     -------     -------       --------     --------
BALANCE, DECEMBER 29, 2002           $35,000     $(6,524)      $ 3,644      $32,120

  Minimum pension liability
    (net of taxes of $20)                 --      (   52)           --       (   52)
  Net income                              --          --         3,969        3,969
                                                                            -------
  Comprehensive income                                                        3,917
                                     -------     -------       --------     --------
BALANCE, DECEMBER 28, 2003           $35,000     $(6,576)      $ 7,613      $36,037
                                     =======     =======       ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                    The Krystal Company and Subsidiaries
                    ------------------------------------
                    Consolidated Statements of Cash Flows
                    -------------------------------------
                          (Dollars in thousands)

                                                  Fiscal Year Ended
                                        ---------------------------------------
                                          Dec. 28,      Dec. 29,      Dec. 30,
                                            2003          2002          2001
                                          --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 3,969         9,206       $(3,601)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities-
     Depreciation and amortization         10,999        11,128        14,457
     Increase (decrease) in
       deferred income taxes              ( 1,371)        2,740        (1,459)
     (Gain) loss on sale of assets            326            68        (  483)
     Provision for doubtful accounts,
       net of recoveries                  (   142)          249           255
     Gain on sale of Aviation, net of taxes   --         (2,100)          --
     (Gain)loss on early extinguishment
       of debt, net of taxes                  --         (3,115)          --
     Loss on impairment of assets             456           886         2,145
  Changes in operating assets and
   liabilities:
     Receivables                               80        (  287)          279
     Inventories                          (   279)          250        (   41)
     Prepayments and other                     39        (  508)       (   21)
     Accounts payable                     (   255)          330        (5,015)
     Accrued liabilities                      755        (  842)          801
     Other, net                               881        (1,475)          398
                                          -------       -------       -------
       Net cash provided by
         operating activities              15,458        16,530         7,715
                                          -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, buildings
     and equipment                        (10,762)      ( 9,765)      ( 5,831)
   Proceeds from the sale of
     property, buildings and equipment      2,292        34,465         2,349
                                          -------       -------       -------
       Net cash provided by (used in)
         investing activities             ( 8,470)       24,700       ( 3,482)
                                          --------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings under
     revolving credit facility            (13,958)      ( 4,042)        6,000
   Repayments of long-term debt               --        (35,663)       (  170)
   Principal payments of capital
     lease obligations                    ( 1,042)      ( 3,877)       (2,000)
   Retirement of deferred financing costs      93          --            --
                                          -------       -------       -------
       Net cash (used in) provided by
         financing activities             (14,907)      (43,582)        3,830
                                          -------       -------       -------
NET INCREASE(DECREASE) IN CASH AND
 TEMPORARY INVESTMENTS                    ( 7,919)      ( 2,352)        8,063

CASH AND TEMPORARY INVESTMENTS,
  beginning of period                      10,690        13,042         4,979
                                          -------       -------       -------
CASH AND TEMPORARY INVESTMENTS,
  end of period                           $ 2,771       $10,690       $13,042
                                          =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                              $ 7,145       $ 9,937       $12,400
                                          =======       =======       =======
    Income taxes                          $ 2,202       $ 3,948       $    97
                                          =======       =======       =======
The accompanying notes to consolidated financial statements are an integral part of these statements.





                   THE KRYSTAL COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The operating results of Aviation for all periods, along with the 2002 gain on the sale of Aviation, are classified as discontinued operations, net of taxes on the fiscal 2002 and fiscal 2001 Consolidated Statements of Operations.

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and its subsidiaries (herein after referred to collectively as the "Company"). Certain advertising cooperatives in which the Company has a controlling interest are consolidated with the Company. All significant intercompany balances and transactions have been eliminated. The Company is wholly-owned by Port Royal Holdings, Inc.


Fiscal Year End --

The Company's fiscal year ends on the Sunday nearest December 31.
Consequently, the Company will periodically have a 53-week fiscal year. The fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 were 52 week fiscal year ends, and the fiscal year ending January 2, 2005 will be a 53 week year.

Cash and Temporary Investments --

The Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments.

Accounts Receivables and Allowance for Doubtful Accounts -

The Company's accounts receivable consist primarily of amounts due from franchisees for royalties, advertising and purchases. The Company monitors the amounts due from franchisees continually and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of any of the Company's franchisees to make required payments. This estimate is based on the Company's assessment of the collectibility of specific accounts as well as a general allowance based on historical trends, the financial condition of the franchisees and the aging of the receivables. Accounts
are charged off when deemed uncollectible.   The Company has good
relationships with its franchisees and high collection rates.  The
Company generally does not require collateral. If the future financial condition of the Company's franchisees were to deteriorate, resulting in their inability to make their required payments, increases in the allowance for doubtful accounts may be required. The allowance for doubtful accounts was $734,000 at December 28, 2003 and $876,000 at December 29, 2002.

Inventories --

Inventories are stated at cost and consist primarily of food, paper products and other supplies, measured on the first-in, first-out basis.

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

Deferred Financing Costs --

Deferred financing costs of $5,410,000, are amortized over the life of the related debt agreement. The financing costs related to the Senior Notes are amortized over 10 years. The financing costs associated with the revolving loan commitment portion of the Company's Credit Facility are being amortized through June 2004. Amortization expense for deferred financing costs for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $739,000, $662,000 and $541,000, respectively.
Accumulated amortization of deferred financing costs at December 28, 2003 and December 29, 2002 was $4,228,000 and $3,653,000, respectively.

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

SFAS 142 requires that entities discontinue amortization of all goodwill. Accordingly, the Company ceased amortization of goodwill beginning in 2002. Prior to the adoption of SFAS 142, the Company amortized goodwill over 25 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's loss from continuing operations would have been affected as follows (in thousands):


                                             For the Fiscal
                                               Year Ended
                                   -----------------------------------
                                   Dec. 28,      Dec. 29,      Dec. 30,
                                     2003          2002          2001
                                   --------      -------       -------
Income (loss) from
  continuing operations             $3,969       $ 6,347      $(4,511)

Add back: Goodwill amortization         --            --        1,968
                                    ------       -------       -------
Adjusted income (loss) from
  continuing operations             $3,969       $ 6,347      $(2,543)
                                    ======       =======       =======

The net carrying value of goodwill at December 28, 2003 and December 29, 2002 was $36,186,000. The Company performed the required impairment test in fiscal 2003 and fiscal 2002; no impairment was indicated.

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At December 28, 2003, there were 176 franchised or licensed restaurants of which 149 restaurants were operated under 36 multi-unit development agreements. At December 29, 2002, there were 176 franchised or licensed restaurants of which 149 restaurants were operated under 32 multi-unit development agreements.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of either 4.5% or 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheets. At December 28, 2003 and December 29, 2002, total deferred franchise and license fees were approximately $695,000 and $1,048,000, respectively.

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

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and post retirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are described in Note 6 to the consolidated financial statements and include among others, the discount rate, expected return on plan assets and the expected rates of increase in employee compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect the recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and post retirement obligations and future expenses.

On September 30, 2003, the Company amended its retirement plan to eliminate future accrual of additional pension benefits for active employees. The amendment resulted in a curtailment gain of $1.7 million. The curtailment gain was recorded in the Company's fiscal fourth quarter ending
December 28, 2003.

Effective with the change in the retirement plan, the Company established a defined contribution employee benefit plan subject to IRS code 401(k). This plan covers substantially all employees of the Company. Participants may contribute a percentage of their compensation as allowed under applicable laws. The plan provides for a matching contribution of up to 3.0% of the employees' salary by the Company. Participants are 100% vested in participant contributions and become vested in Company matching contributions over a period of six years.

Accumulated Other Comprehensive Loss -

Accumulated other comprehensive loss is comprised of a minimum pension liability of $6.6 million, net of taxes of $4.0 million, at December 28, 2003 and $6.5 million, net of taxes of $4.0 million, at December 29, 2002.

Stock Compensation --

The Company has elected to follow the intrinsic value method of accounting for stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Because the exercise price on the date of grant was equal to the fair market value of the stock, no compensation expense has been recognized under APB No. 25.

Had compensation cost been determined in accordance with SFAS No. 123 , utilizing the assumptions detailed below, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                 2003    2002    2001
                                               ------   ------   ------
              Net Income (loss)(in thousands):
                  As reported                 $ 3,969 $ 9,206  $(3,601)
                  Stock compensation expense    (  74)  ( 100)  (   93)
                                              -------  -------  -------
                  Pro forma                   $ 3,895 $ 9,106  $(3,694)
                                              =======  =======  =======

The fair value of each option grant has been estimated as of the date of the grant using the minimum value option pricing model because there is no established fair market value of the stock as it is not available on the open market. The following weighted average assumptions were used for the options, which were granted in 1998: expected dividend yield of 0%, a risk-free interest rate of 5.49% and expected life of 10 years. Using these assumptions, the fair value of the employee stock options is $1,303,000, which would be amortized as compensation expense over the vesting period of the options.

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

Recent Accounting Pronouncements--


In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and
Technical Corrections,("SFAS 145"). Among other things, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion
No. 30 are now used to classify those gains and losses.  During fiscal
2002, prior to the required adoption of SFAS 145, the Company reported extraordinary gains aggregating $3.0 million associated with extinguishment of the Company's debt. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS 145 on December 30, 2002. Accordingly, the extraordinary gains reported in 2002 were reclassified.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 on December 30, 2002. The Company was not party to any guarantees as of December 29, 2002, and has not entered into any guarantees during fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect that the adoption of FIN 46 will have a significant effect on its financial statements.

In January 2003, the Emerging Issues Task Force of the FASB issued
EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Company adopted the provisions of EITF 02-16 in fiscal 2002, and restated its fiscal 2001 years' results to conform with the 2002 presentation. The adoption did not have a material effect on the Company's financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosure provision of SFAS 132R in 2003.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (FSP No. 106-1) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties exist which may impair a plan sponsors ability to evaluate the direct effects of the new law and the ancillary effects on plan participants behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.



Reclassifications --

Certain reclassifications have been made to prior year financial statements to conform with the 2003 presentation.

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

As of the date of the transaction, Aviation assets and liabilities were recorded at a net book value of approximately $4,977,000. Aviation revenues were $5,393,000 and $6,781,000, and Income Before Income Taxes were $1,121,000 and $1,467,000 for fiscal years ended December 29, 2002 and December 30, 2001, respectively, and are included in Income from discontinued operations, net of taxes in the accompanying Consolidated Statement of Operations. In connection with the sale, the Company retired approximately $2.8 million in net goodwill associated with the assets of Aviation.

3.   PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment at December 28, 2003 and December 29, 2002, consisted of the following:
                                          Fiscal Year Ended
                                      ------------------------------
                                      December 28,   December 29,
                                         2003           2002
                                      -----------    -----------
                                            (In thousands)

         Land                         $  31,821      $  32,467
         Buildings and improvements      35,192         31,012
         Equipment                       53,860         53,149
         Leasehold improvements          15,299         15,884
         Construction in progress         2,916          2,497
                                      ---------      ---------
                                        139,088        135,009
         Accumulated depreciation
           and amortization             (47,509)       (40,635)
                                      ---------      ---------
                                      $  91,579      $  94,374
                                      =========      =========


The Company recorded depreciation expense of $10.0 million during fiscal 2003, $9.5 million during fiscal 2002 and $10.0 million during fiscal 2001.

During fiscal 2003 and fiscal 2002, the Company recorded a charge of $456,000 and $886,000, respectively, to write down to fair value the carrying value of certain underperforming restaurant properties and other assets within the Company's restaurant business segment. These charges are reflected in Other Expenses in the accompanying Consolidated Statements of Operations.

4.   ACCRUED LIABILITIES

Accrued liabilities at December 28, 2003 and December 29, 2002, consisted of the following:

                                         December 28,      December 29,
                                           2003              2002
                                        ------------      -----------
                                                (In thousands)

   Salaries, wages and benefits            $ 8,069          $ 8,201
   Workers' compensation                     5,144            4,076
   State sales taxes                         1,567            1,502
   Accrued interest                          1,563            1,598
   Deferred franchise advertising and fees   1,372            2,001
   Other                                     5,142            4,724
                                          --------         --------
                                           $22,857          $22,102
                                          ========         ========


5.   INDEBTEDNESS

Senior Secured Credit Agreement

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amendment to the Credit Facility increases the revolving line of credit from $10.0 million to $25.0 million, eliminates the term loan feature and modifies certain other terms and conditions. The existing term loan balance at September 28, 2003 was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $165,000 of deferred financing costs. The amended Credit Facility matures June 29, 2004.

The amended Credit Facility includes an aggregate amount of $25.0 million which is comprised of $19.9 million available under the general portion of its Credit Facility and $5.1 million in unused outstanding letters of credit.

Borrowings under the amended Credit Facility bear interest rates, at the option of the Company, and depending on the certain financial covenants, equal to either (a) the greater of the prime rate, or the federal funds rate plus 0.5%, plus a margin (which ranges from 0.00% to 1.0%) or
(b) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan, plus a margin (which ranges from 1.50% to 2.75%) and is determined by certain financial covenants.

The amended Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with or has obtained a waiver for all covenants for the period ended
December 28, 2003.

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

Long-term debt at December 28, 2003 and December 29, 2002, consisted of the following:

                                        December 28,     December 29,
                                           2003            2002
                                        -----------     -----------
                                              (In thousands)
    Revolving and term loan
      credit facility                    $    --        $ 13,958

    10.25% senior notes, due 2007          60,980         60,980
                                         --------       --------
                                           60,980         74,938
    Less--
      Current maturities                      --          (1,250)
                                         --------       --------
                                         $ 60,980       $ 73,688
                                         ========       ========

At December 28, 2003, the estimated fair value of the Credit Facility approximates the carrying amount of such debt because the interest rate changes with market interest rates. The estimated fair value of the Notes at December 28, 2003 was $60,751,000. The fair value was estimated based upon quoted market prices for the same or similar issues.

6.   BENEFIT PLANS

The Company provides certain health care and life insurance benefits to certain eligible employees. Benefits, eligibility and cost-sharing provisions vary according to the classification of the employees. Generally, the medical plan pays a stated percentage of most medical expenses, reduced by any deductible and payments made by government programs and other group coverage.

In January 2003, the Company amended its retiree medical cost sharing policy for all its active salaried employees and the majority of its retired salaried employees. The change shifts medical costs through higher deductibles, employee contributions and covered medical expenses to the plan participants.

The majority of the Company's retiree medical plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"), signed into law in December 2003. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the effect of the Act on the Company's plans have not been included in the measurement of its accumulated postretirement benefit obligation or net periodic postretirement benefit costs for 2003. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Company to restate previously reported information and may require the Company to amend its plans to benefit from the Act.

The Company maintains a defined benefit pension plan covering eligible employees hired prior to October 1, 2003. The cost of the plan is covered by actuarially determined contributions made by the employer and by contributions made by the participants. The plan provides benefits of stated amounts based on years of service and the employee's compensation. The Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974.

On September 30, 2003, the Company amended its retirement plan to eliminate future accrual of additional pension benefits for active employees. The amendment resulted in a curtailment gain of $1.7 million. The curtailment gain was recorded in the Company's fiscal fourth quarter ending
December 28, 2003.

Effective with the change in the retirement plan, the Company established a defined contribution employee benefit plan subject to IRS code 401(k). This plan covers substantially all employees of the Company. Participants may contribute a percentage of their compensation as allowed under applicable laws. The plan provides for a matching contribution of up to 3.0% of the employees' salary by the Company. Participants are 100% vested in participant contributions and become vested in Company matching contributions over a period of six years. The Company's expense to the 401(k) plan was $54,000 for fiscal 2003.


The status of the pension benefits and other postretirement benefits as of December 28, 2003 and December 29, 2002 is as follows:

(Dollars in thousands)
                                  Retirement Benefits  Postretirement Benefits
                                  -------------------|------------------------
                                    Dec. 28, Dec. 29,|  Dec. 28,   Dec. 29,
                                      2003    2002   |    2003      2002
                                    -------  --------|  -------   -------
Change in benefit obligation --                      |
  Benefit obligation at beginning                    |
  of period                         $34,681  $31,274 |  $ 2,147  $ 1,932
  Service costs                         841    1,421 |       20       61
  Interest cost                       2,360    2,298 |       78      135
  Plan participants' contributions      699      855 |       31       31
  Plan curtailment                      --       --  |   (1,019)      --
  Actuarial loss (gain)               2,626    1,032 |      143      200
  Amendment (Plan Freeze)            (1,241)     --  |       --       --
  Benefits paid                      (2,606)  (2,199)|     (280)   ( 212)
                                    -------  ------- |  -------   -------
  Benefit obligation at                              |
    end of period                    37,360   34,681 |    1,120    2,147
                                    -------  ------- |  -------   -------
Change in plan assets --                             |
Fair value of plan assets at                         |
  beginning of period                31,427   37,034 |       --       --
  Actual return on plan assets        5,263   (4,264)|       --       --
  Employer contributions                 --      --  |      249      181
  Plan participants' contributions      699      855 |       31       31
  Benefits paid                      (2,606)  (2,199)|     (280)   ( 212)
                                    -------  ------- |  -------  -------
  Fair value of plan assets at                       |
      end of period                  34,783   31,426 |       --       --
                                    -------  ------- |  -------  -------
                                                     |
Funded status                        (2,577)  (3,255)|   (1,120)  (2,147)
                                                     |
  Unrecognized prior service cost       --    (1,877)|       --       --
  Unrecognized net loss              10,606   13,327 |      179    1,067
                                    -------  ------- |  -------  -------
  Net amount recognized in the                       |
    consolidated balance sheets                      |
                                    $ 8,029  $ 8,195 |  $(  941) $(1,080)
                                    =======  ======= |  =======  =======
                                                     |

Amount recognized in the consolidated balance sheet

   Accrued expense                  $(2,577) $(2,327)|  $(  941) $(1,080)
   Accumulated other comprehensive                   |
     loss                            10,606   10,522 |      --       --
                                    -------  ------- |  -------  -------
Net amount recognized in the                         |
  consolidated balance sheet        $ 8,029  $ 8,195 |  $(  941) $(1,080)
                                    =======  ======= |  =======  =======

   For measurement purposes, a 10.0% annual rate of increase (trending down to 5.0% over five years) in the per capita cost of covered health care benefits was assumed for fiscal years 2002 and 2003.

Components of net periodic benefit cost --

                                 Retirement Benefits  Postretirement Benefits
                                 --------------------|-----------------------
                                    Dec. 28, Dec. 29,|  Dec. 28,   Dec. 29,
                                      2003    2002   |    2003      2002
                                    -------  --------|  -------   -------

  Service cost                      $   841  $ 1,421 |  $   20   $   61
  Interest cost                       2,360    2,298 |      78      135
  Expected return on plan assets     (2,668)  (3,197)|      --       --
  Net amortization and deferral       1,335       36 |      11       68
                                    -------  ------- | -------   ------
                                    $ 1,868  $   558 |  $  109   $  264
                                    =======  ======= | =======   ======

   Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                  1-Percentage-Point
                                                ---------------------
                                                Decrease     Increase
                                                --------     --------

  Aggregate service and interest costs           $   89       $  107

  Accumulated postretirement benefit obligation   1,038        1,214


Plan assets -

                                            Plan Assets at
                                     --------------------------------
                                     Dec. 28, 2003      Dec. 29, 2002
                                     -------------      -------------
    Equity securities                    61%                 44%
    Debt securities                      37%                 51%
    Other                                 2%                  5%
                                       ----                ----
      Total                             100%                100%
                                       ====                ====

Estimated future benefit payments-

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid: (In thousands)

                                       Retirement          Other
              Years                     Benefits          Benefits
              -----                     --------          --------
              2004                       $2,248             $130
              2005                        2,276              138
              2006                        2,383              123
              2007                        2,540              102
              2008                        2,772               79
              2009 - 2013                14,418              418


Assumptions

Weighted-average assumptions used to determine benefit obligations at December 28, 2003 and December 29, 2002:

                                  Retirement Benefits   Postretirement Benefits
                                  -------------------   -----------------------
                                   2003       2002    |    2003        2002
                                  -----      -----    |   -----       -----
  Discount rate                    6.25%      6.75%   |     6.25%      6.75%
  Expected long-term return on                        |
    plan assets                    8.50%      8.50%   |      n/a        n/a
  Rate of compensation increase    3.00%      3.00%   |      n/a        n/a

Weighted-average assumptions used to determine net periodic benefit cost for for fiscal years ending December 28, 2003 and December 29, 2002:

                                  Retirement Benefits   Postretirement Benefits
                                  -------------------   -----------------------
                                   2003       2002    |    2003        2002
                                  -----      -----    |   -----       -----
  Discount rate                    6.75%      7.25%   |     6.75%      7.25%
  Expected long-term return on                        |
    plan assets                    8.50%      9.00%   |      n/a        n/a
  Rate of compensation increase    3.00%      3.00%   |      n/a        n/a

7.   INCOME TAXES

The provision for (benefit from) income taxes included the following components:

                                       Fiscal Year Ended
                               -------------------------------
                                 Dec. 28,  Dec. 29,  Dec. 30,
                                  2003      2002      2001
                                 ------    ------    --------
                                       (In thousands)
      Current tax provision
       (benefit):
         Federal                $ 1,388   $   568   $(  613)
         State                      198    (   58)   (   98)
                                -------   -------   -------
                                  1,586       510    (  711)
      Deferred income taxes      (1,371)    2,740    (1,459)
                                -------   -------   -------
      Provision for (benefit
         from) income taxes     $   215   $ 3,250   $(2,170)
                                =======   =======   =======

The income tax effects of temporary differences that give rise to the current deferred tax asset and the noncurrent net deferred tax liability as of December 28, 2003 and December 29, 2002, were as follows:

                                              Dec. 28,      Dec. 29,
                                                2003         2002
                                             -----------   -----------
                                                  (In thousands)
Current deferred tax asset:
  Insurance reserves                         $  1,955     $  1,549
  Deferred franchise fees                         264          398
  Miscellaneous payables                          288          365
  Deferred rent expense                         1,450        1,488
  Other                                         1,143          815
                                              -------      -------
      Current deferred tax asset             $  5,100     $  4,615
                                              =======      =======


Noncurrent net deferred tax liability:
  Noncurrent deferred tax asset:
    Minimum pension liability                $    980     $    884
    Net operating loss carryforwards               88          393
    Accrued postretirement benefit cost           357          411
    Other                                         435          572
                                              -------      -------
      Noncurrent deferred tax asset             1,860        2,260
                                              -------      -------
  Noncurrent deferred tax liability:
    Property, buildings and equipment         (10,628)     (11,992)
    Other                                         262          340
                                              -------     --------
      Noncurrent deferred tax liability       (10,366)     (11,652)
                                              -------     --------
      Noncurrent net deferred tax liability  $( 8,506)    $( 9,392)
                                              =======      =======

The Company has state net operating loss carryforwards amounting to $7.1 million at December 28, 2003 which expire in various years over the next 20 years.

The difference between the reported income tax provision (benefit) and the "expected" tax provision (benefit) based on the current statutory federal income tax rate is as follows:

                                         Fiscal Year Ended
                                     ---------------------------
                                     Dec. 28,  Dec. 29,  Dec. 30,
                                      2003       2002      2001
                                     -------   -------    -------
                                            (In thousands)

   Expected Federal tax
     provision (benefit)             $1,423    $3,263   $(2,310)
   Goodwill amortized                    --        --       629
   State income taxes (net of
     federal income tax effect)         131       183    (  145)
   Jobs tax credit                    ( 943)   (  396)   (  330)
   Reduction in tax contingency
     reserve                          ( 435)       --        --
   Other, net                            39       200    (   14)
                                       -----    -----     -----
   Reported tax provision (benefit)  $  215    $3,250   $(2,170)
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

The future minimum lease payments under non-cancelable capital and operating leases (excluding real estate taxes, insurance and maintenance costs), together with the present value of such minimum lease payments as of December 28, 2003, are summarized as follows:

                                                   Capital   Operating
                                                    Leases    Leases
                                                   -------   ---------
      Year                                           (In thousands)

      2004                                       $  1,059    $ 7,672
      2005                                            889      7,034
      2006                                            889      6,534
      2007                                            719      5,756
      2008                                            550      5,036
      Thereafter                                    3,557     42,427
                                                   ------    -------
      Total minimum lease payments                  7,663    $74,459
                                                             =======
      Less amount representing interest           ( 2,279)
                                                   ------
      Total obligations under capital leases        5,384
      Less current portion                        (   687)
                                                   ------
      Long-term obligations under capital leases $  4,697
                                                   ======


Total capital leases consist of the following property, buildings and equipment:

                                 December 28, 2003   December 29, 2002
                                   -------------       -------------
                                            (In thousands)
    Buildings and improvements       $ 7,992             $ 6,699
    Equipment                          1,018               3,234
                                     -------             -------
                                       9,010               9,933
    Accumulated amortization          (4,598)             (4,517)
                                     -------              ------
       Total leased properties       $ 4,412             $ 5,416
                                     =======             =======

Rental expense under operating leases was $8,250,000, $8,664,000, and $5,921,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 respectively.

Rental expense includes contingent rentals of $303,000, $261,000 and $253,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

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

The gain that the Company realized on the above real estate transactions was approximately $4.1 million and was deferred and classified in the accompanying balance sheet as a deferred gain, and is being amortized as a reduction of rental expense over the life of the leases.

The future minimum payments under operating leases that resulted from this transaction, which are included in the table above, are $2.7 million per year for years 2004 through 2008 and $34.7 million thereafter.

Operating Leases/Subleases with Third Parties --

The Company owns or leases from outside parties certain land and buildings which are leased/subleased to third parties. Generally, the building portions of the leases/subleases are treated as direct financing leases while the land portions of the leases/subleases are treated as operating leases.

The following summarizes the minimum future rentals on operating leases/subleases as of December 28, 2003:

                                          Operating
                                            Leases
                                          ---------
          Year                         (In thousands)

          2004                             $   989
          2005                                 942
          2006                                 908
          2007                                 563
          2008                                 259
          Thereafter                            67
                                            ------
          Total minimum lease
            payments to be received        $ 3,728
                                            ======

Rental income under operating leases was $990,000, $1,082,000 and $1,234,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively, and is included in other expenses in the accompanying consolidated income statements.

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

The Company is a party to various legal proceedings incidental to its business. The ultimate disposition of these matters is not presently determinable but is not expected to, in the opinion of management and the Company's legal counsel, have a material adverse effect on the Company's financial condition or results of operations.

10.   EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

Employee Stock Options Plan--

On July 30, 1998, the Board of Directors of Port Royal Holdings, Inc. authorized a nonqualified Incentive Stock Option Plan (the "Plan") for key employees of the Company and its subsidiaries. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. Under the Plan, the Committee may grant options of up to 1,000,000 shares of Port Royal common stock. The Committee granted 700,000 options in 1998 of which 100,000 vest ratably over 5 years and the remaining 600,000 vest in 2007. These 700,000 options also contain a vesting acceleration provision if the Company achieves certain cash flow targets. The acceleration provisions resulted in 75,000 options becoming vested in 1999 and 2000. No options became vested under the acceleration provisions in 2003, 2002 or 2001. No options were granted or exercised in 2003, 2002, or 2001.

A summary of the Company's stock option activity is as follows:

                                           (shares in thousands)

                                             2003               2002               2001
                                      ------------------   ----------------   ----------------
                                                Weighted           Weighted          Weighted
                                      Shares     Average   Shares   Average   Shares  Average
                                       Under    Exercise    Under  Exercise   Under   Exercise
                                      Option     Price      Option   Price    Option   Price
                                      -------  ---------   ---------  -------  -------  ------
   Outstanding at beginning of year     700      $4.50       700      $4.50     700     $4.50
      Granted                            -          -         -          -       -         -
      Exercised                          -          -         -          -       -         -
      Shares forfeited                 (100)      4.50        -          -       -         -
                                      -----      -----      -----     -----   -----     -----
   Outstanding at end of year           600      $4.50       700      $4.50     700     $4.50
                                      =====      =====      =====     =====   =====     =====
   Exercisable at end of year           288      $4.50       250      $4.50     230     $4.50

   Shares available for future grant    400                  300                300

Of the 600,000 shares subject to options outstanding at December 28, 2003,
(i) options to purchase 100,000 shares have an exercise price of $4.50, with a remaining contractual life of 4.7 years, of which 100,000 shares are exercisable; and (ii) options to purchase 500,000 shares have an exercise price of $4.50, with a weighted average remaining contractual life of 4.6 years, of which 187,500 are exercisable.

11.   QUARTERLY INFORMATION (unaudited)

         (In thousands of dollars)

      Fiscal 2003                              Income
                               Cost of      (Loss) from
                   Revenues   Restaurant    Continuing     Net Income
                                Sales       Operations       (Loss)
                   --------    ---------    -----------     -------
Quarter Ended:
   March 30       $ 58,578     $ 46,962       $(  266)      $(  266)
   June 29          61,877       49,205           815           815
   September 28     62,995       50,916        (   91)       (   91)
   December 28(1)   63,465       49,933         3,511         3,511
                   --------     --------       -------       -------
                  $246,915     $197,016       $ 3,969       $ 3,969
                   ========     ========       =======       =======

(1) During the quarter ended December 28, 2003, the Company recorded adjustments to accrued liabilities, deferred income taxes and income tax expense. The effect of the adjustments increased pre-tax income by approximately $1.7 million and net income by approximately $2.0 million.

      Fiscal 2002
                               Cost of      Income from
                   Revenues   Restaurant    Continuing      Net
                                Sales       Operations     Income
                   --------    ---------    -----------    -------
Quarter Ended:
   March 31        $ 62,875    $ 49,655       $ 3,310       $ 3,526
   June 30           64,999      50,441         1,583         1,839
   September 29      63,495      50,305           377           621
   December 29       62,843      48,681         1,077         3,220
                   --------     -------       -------       -------
                   $254,212    $199,082       $ 6,347       $ 9,206
                   ========     =======       =======       =======

12. Segment Reporting

The Company operates in two defined reportable segments: restaurants and franchising. The restaurant segment consists of the operations of all Company-owned restaurants and derives its revenues from retail sales of food products to the general public. The franchising segment consists of franchise sales and support activities and derives its revenues from fees related to the sales of franchise and development agreements and collection of royalties from franchisees of the Krystal brand. Prior to October 2002, the Company operated in a third reportable segment, fixed based airport hangar operations ("FBO"). The FBO operation was sold in October 2002 and is reflected as assets held for sale in the accompanying 2001 balance sheet and discontinued operations in the accompanying statement of operations. All of the Company's revenues are derived within the United States.


The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Segment information is as follows:
(in thousands)                                         2003           2002           2001
Revenues:
   Restaurants                                       $238,916       $246,245       $246,898
   Franchising                                          7,999          7,967          6,999
-------------------------------------------------------------------------------------------
Total segment revenues                               $246,915       $254,212       $253,897
===========================================================================================

Depreciation and Amortization:
   Restaurants                                       $ 10,920       $ 10,696       $ 13,847
   Franchising                                              2              3              4
-------------------------------------------------------------------------------------------
Total segment depreciation and amortization          $ 10,922       $ 10,699       $ 13,851
===========================================================================================

Interest expense:
   Restaurant                                        $  7,850       $  9,332       $ 12,946
   Franchising                                              0              0              0
-------------------------------------------------------------------------------------------
Total segment interest expense                       $  7,850       $  9,332       $ 12,946
============================================================================================

Capital Expenditures:
   Restaurants                                       $ 10,760       $  9,740       $  5,665
   Franchising                                              2              0              0
-------------------------------------------------------------------------------------------
Total segment capital expenditures                   $ 10,762       $  9,740       $  5,665
===========================================================================================

Total Assets:
   Restaurants                                       $144,246       $153,083       $187,324
   Franchising                                          1,130          2,043          1,718
-------------------------------------------------------------------------------------------
Total segment assets                                 $145,376       $155,126       $189,042
===========================================================================================
A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:

Segment depreciation and amortization                $ 10,922       $ 10,699       $ 13,851
Unreported segments (1)                                    77            289            297
-------------------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $ 10,999       $ 10,988       $ 14,148
===========================================================================================
A reconciliation of segment total assets to
  consolidated total assets is as follows:

Total segment assets                                 $145,376       $155,126       $189,042
Assets held for sale                                        0              0          5,093
Unreported segments (1)                                 1,541          3,182          3,855
-------------------------------------------------------------------------------------------
Total consolidated assets                            $146,917       $158,308       $197,990
===========================================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure in fiscal 2003.

Item 9A. Controls and Procedures

As of December 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, except that effective as of the October 23, 2003 meeting of the Company's board of directors, the Chief Executive Officer's expenses must be approved by a non management member of the board.

PART III

Item 10.  Directors and Executive Officers of the Company

     The directors of the Company, which serve until the next annual meeting of shareholders or until their successors are elected and qualified or until their earlier resignation or removal, are:

       Name                          Age       Position
       ----                          ---       --------

  Andrew G. Cope                      62     Chairman of the Board and Director
  James F. Exum, Jr.                  47     Chief Executive Officer
                                             and Director
  Philip H. Sanford                   50     Director
  S. K. Johnston III                  50     Director
  W. A. Bryan Patten                  63     Director
  Richard C. Patton                   42     Director
  Benjamin R. Probasco                44     Director
  A. Alexander Taylor II              50     Director


     Andrew G. Cope has been a Director of the Company since April 2000 and is President of Johnston Southern Company, LLC, an investment holding company. Mr. Cope is a member of the Audit Committee and Executive Committee of the Board of Directors.

     James F. Exum, Jr. has been the Chief Executive Officer since
September 2003. Mr. Exum, was President and Chief Operating Officer of the Company from September 1997 to September 2003. Mr. Exum, has been a Director of the Company since September 1997. From 1995 to September 1997, Mr. Exum served as President and Chief Executive Officer of Pennant Foods Corp., Knoxville, Tennessee. He was President and Chief Executive Officer of Southern California Food Services Corp. from 1991 to 1995.

     Philip H. Sanford was Chairman, Chief Executive Officer of the Company from 1997 to August 2003. Mr. Sanford resigned from the Company in August 2003. Mr. Sanford has been a director of the Company since
September 1997. Prior to that time, Mr. Sanford was Senior Vice President, Finance and Administration, of Coca-Cola Enterprises Inc., from 1991 to 1997. Mr. Sanford was a senior executive with Johnston Coca-Cola Bottling Group until 1991. Mr. Sanford is a director of Chattem, Inc. (consumer products) and SunTrust Bank, Chattanooga, N.A.

     S. K. Johnston III has been a director of the Company since April 2001 and has been the Executive Vice President of Strategic Planning for Coca-Cola Enterprises, Inc. since January 2000. Prior to that, Mr. Johnston has served in a variety of executive management positions at Coca-Cola Enterprises, Inc. since 1993. Mr. Johnston is a director of SunTrust Bank. Mr. Johnston is a member of the Executive Committee of the Board of Directors.

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

     Benjamin R. Probasco has been a Director of the Company since September 1997 and has been a principal with Kinsey Probasco & Associates since
June, 2001. Prior to joining Kinsey Probasco, Mr. Probasco was employed by Gordon Biersch Brewery Restaurant Group, Inc. ("Biersch"), from April 1998 to June 2001. Prior to joining Biersch, Mr. Probasco was employed for two years at Probasco & Company, a real estate development company, six years at Leonard, Kinsey & Associates from 1991 to 1997 and from 1983 to 1988 was employed at Johnston Coca-Cola Bottling Group. Mr. Probasco is a member of the Executive Committee of the Board of Directors.

     A. Alexander Taylor II has been a Director of the Company since
April 22, 1998 and has been President and Chief Operating Officer of
Chattem, Inc. since January 1998. Prior to joining Chattem, Inc., Mr. Taylor was a partner in the law firm of Miller & Martin LLP and was affiliated with that firm from 1978 to 1998. Mr. Taylor is a director of Chattem, Inc. (consumer products) and Constar International Inc. (packaging).

      The Executive Officers of the Company, in addition to Mr. Exum, each of whom serves at the discretion of the board of directors, are:

       Name                     Age        Position
       ----                     ---        --------
  Larry D. Bentley              47     Senior Vice President and Chief
                                            Financial Officer
  Michael C. Bass               57     Senior Vice President, Administration
  Roger A. Rendin               55     Vice President, Human Resources
  Glen R. Griffiths             58     Vice President, Franchise Development
  James L. Richards             44     Vice President, Franchise Services
  D. Michael Williams           42     Vice President, Marketing

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

     D. Michael Williams was appointed Vice President of Marketing in
November 2003. From 2000 to 2003, Mr. Williams served as Director of System Marketing. From 1998 to 2000, Mr. Williams was a Brand Marketing Manager for Wendy's International. From 1995 to 1998, Mr. Williams served as Marketing Manager and Manager of Strategic Development and Planning for Lens Crafters. Mr. Williams' experience also includes business consulting positions held with Arthur Andersen & Co., LLP and Andersen Consulting.

Audit Committee

The board of directors has designated a standing Audit Committee that was established in accordance with Section 3(a)58(A) of the Exchange Act. The members of the Audit Committee are Messrs. Cope, Patten and Patton.

Audit committee Financial Expert

The audit committee reviews significant audit, accounting and compliance principles, policies and practices, is directly responsible for engaging and monitoring the independent auditors of the Company, and provides oversight of the internal auditing and compliance functions. The board of directors has determined that Mr. Richard Patton is an audit committee financial expert and independent, as those terms are defined by SEC regulations and the listing standards of Nasdaq, respectively. The board of directors has determined that Mr. Patton's experience as a financial analyst and institutional investor as well as other relevant experience has provided him with accounting and related financial management expertise.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including Chief Executive Officer, Chief Financial Officer, Controller, and any person performing similar functions) and employees. The Company will provide its code of ethics free of charge upon request.

Item 11.  Executive Compensation

     The following table summarizes the total compensation for the last three fiscal years of the following five highest compensated named executive officers of the Company during the last fiscal year.

                                              Summary Compensation Table

                                                                Long-Term        All Other
                                Annual Compensation           Compensation      Compensation
                           ----------------------------- ---------------------- ------------
                                                         Other       Securities
                                                         Annual      underlying
Name and                                                 Compen-      Options
Principal Position          Year       Salary   Bonus    sation(2)(3) Awarded

James F. Exum, Jr.          2003      $351,216    --         --             0        --
  Chief Executive           2002       337,500   202,500   202,500          0        --
  Officer and               2001       337,500    --         --             0        --
  Director

Philip H. Sanford (1)       2003       242,404    --         --             0      145,312
  Chairman of the Board of  2002       387,500   232,500     --             0        --
  Directors and Chief       2001       387,500    --         --             0        --
  Executive Officer

Larry D. Bentley            2003       210,182    --         --             0        --
  Senior Vice President,    2002       198,000   105,140   85,140           0        --
  Chief Financial Officer   2001       187,500    --         --             0        --

Michael C. Bass             2003       173,878    --         --             0        --
  Senior Vice President     2002       164,012    70,308   70,308           0        --
  Administration            2001       152,414    --         --             0        --

Roger A. Rendin             2003       205,591    --         --             0        --
  Vice President            2002       197,970    79,967   79,967           0        --
  Human Resources           2001       193,900    --         --             0        --

(1) Mr. Sanford resigned as Chairman and Chief Executive Officer of the Company on August 15, 2003. Amounts paid after August 15, 2003 are reflected in All Other Compensation as severance payments.

(2) Except as disclosed in the table, the value of perquisites received by the named executive officers did not exceed the lesser of either $50,000 or 10.0% of their total salary and bonus for such year.

(3) Amounts reflected in Other Annual Compensation reflect earned, but unvested, bonuses under the Company's Long-term Incentive Plan. Such amounts are only payable in the event the employee is still employed with the Company at the end of fiscal 2005.


     There are no employment agreements with any of these individuals. The Company has adopted performance-based incentive compensation plans for the management of the Company, including short and long term cash bonus plans and a stock ownership plan, under which total awards may, in the aggregate, equal 10% of the outstanding common stock of the Port Royal Holdings, Inc., the Company's parent company ("Port Royal"), on a fully-diluted basis, assuming exercise of options, of which an amount equal to 6% of the outstanding common stock of the Port Royal on a fully-diluted basis has been granted. Non-employee directors receive a fee of $1,000 for each Board of Directors and committee meeting attended.

OPTION EXERCISES AND HOLDINGS

     The option activity by the Company's chief executive officer and the other named executive officers during the fiscal year ended December 28, 2003, as well as the number and total value of unexercised in-the-money options at December 28, 2003, are shown in the following table. All references to options and shares refer to Port Royal stock.

                            Aggregate Option Exercises in Last Fiscal Year
                              and Option Values at December 28, 2003

         Name           Number of   Value       Number of         Value of
                          Shares   Realized   Unexercised        Unexercised
                         Acquired              Options at          Options
                       on Exercise            Dec. 28, 2003     In-the-Money
                                              Exercisable/       Exercisable/
                                              Unexercisable    Unexercisable(1)
---------------------    --------  --------   -------------     -------------
James F. Exum, Jr.           --        --   250,000/250,000        -/-

Larry D. Bentley             --        --     37,500/62,500        -/-

Michael C. Bass              --        --         --/--            -/-

Roger A. Rendin              --        --         --/--            -/-

Glen R. Griffiths            --       --          --/--            -/-

James L. Richards            --       --          --/--            -/-

D. Michael Williams          --       --          --/--            -/-

(1) Since the shares of Port Royal stock do not trade on any market, it is assumed that the fair market value of the Port Royal stock is equal to the exercise price of the option.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about Port Royal's existing equity compensation plans as of December 28, 2003:
                                                                      (C)
                                                              Number of Securities
                                                               Remaining Available
                           (A)                   (B)           for Future Issuance
                   Number of Securities    Weighted Average        Under Equity
                     To Be Issued Upon     Exercise Price of    Compensation Plans
                        Exercise of           Outstanding     (Excluding Securities
                    Outstanding Options         Options,            Reflected
Plan Category       Warrants and Rights   Warrants and Rights     In Column (A))
-------------       -------------------   -------------------  -------------------
Equity Compensation
  Plans Approved by
  Shareholders                   0                                           0
Equity Compensation
  Plans Not Approved
by Shareholders (1)         600,000              $4.50                 400,000
                            -------                                     ------
Total                       600,000              $4.50                 400,000

(1)  See note 10 of the Notes to the Consolidated Financial Statements.

Compensation Committee Interlocks and Insider Participation

The Company terminated the existence of its compensation committee during fiscal 2003. Members of the Company's executive committee of the board of directors, other than Mr. Exum, participated in deliberations regarding compensation to be paid to Mr. Exum. Mr. Exum determined the compensation to be paid to other executive officers, in consultation with the executive committee of the Company's board of directors.

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

(1) For purposes of computing percentage of outstanding shares owned by each beneficial owner, the shares issued pursuant to stock options held by such beneficial owner are deemed outstanding. Such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for this beneficial owner is The Krystal Building, One Union Square, Chattanooga, Tennessee 37402.
(3) Includes 180,000 shares for Mr. Exum, 25,000 shares for Mr. Bentley and 25,000 shares for Mr. Davenport, Jr. subject to purchase within sixty days of March 20, 2004 under the Company's Incentive Stock Plan.
(4) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(5) Includes shares held by P&P Port Royal Investors, LP, an investment fund for which an affiliate of Patten & Patten, Inc. serves as general partner. Mr. Patten is a director, officer and shareholder of Patten
     & Patten, Inc. Mr. Patten disclaims ownership of all but 5,920 of these shares.
(6) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(7) Includes shares held by Ingram Investments, Inc., an investment fund for which Mr. Patton is the President.
(8) The address for this beneficial owner is 100 East Tenth Street, Suite 600, Chattanooga, Tennessee 37402.
(9) Includes shares held by various trusts of which Mr. Probasco is a beneficiary.
(10) The address for this beneficial owner is Suite 600, The Krystal Building, Chattanooga, Tennessee 37402.
(11) The address for this beneficial owner is 4400 Harding Road, Nashville, Tennessee 37205.
(12) The address for this beneficial owner is 520 Lookout Street, Chattanooga, Tennessee 37403.
(13) Includes shares held by High Hemlock Partners, an investment fund for which Mr. Cope is managing partner.
(14) The address for this beneficial owner is 2791 Twin Oaks Way, Wellington, Florida, 33414.
(15) Includes shares held by his wife, and a trust for the benefit of his daughter, the Louisa L. Johnston Trust. Mr. Johnston disclaims beneficial ownership of all but 468,667 of these shares.

Item 13.  Certain Relationships and Related Transactions

     None

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for fiscal 2003 and fiscal 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.

  Type of Fees                      2003                    2002

  Audit Fees (1)                  $139,000               $259,000

  Audit Related Fees (2)            12,990                 38,700

  Tax Fees (3)                        --                    --

  All Other Fees (4)                  --                    3,500
                                  --------               --------
Total                             $151,990               $301,200
                                  ========               ========

(1) Audit fees consisted of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2) Audit-related fees are assurance and related services that are reasonably related to the performance of the audit or review of the financial statements or that are traditionally performed by the independent auditor.

(3) Tax fees for professional services rendered for tax compliance, tax advice and tax planning.

(4) All other fees are for services other than those in the previous categories such as permitted corporate finance assistance and permitted advisory services.

The Audit Committee of the Board of Directors has adopted a pre-approval policy which permits the Audit Committee to pre-approve the engagement of the auditors for permissible services either pursuant to specific approval from the Chair of the Audit committee, which is then communicated to and ratified by the Audit Committee at its succeeding meeting, or pre-approval of specific categories of services within budgeted amounts. All of the services in fiscal 2003 were approved by the Audit Committee.


 PART IV

Item 15. Exhibits , Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements

        The financial statements are included in Part II, Item 8 of this report on form 10-K.

    2.  Financial statement schedules

        Financial statement schedule II, Valuation and Qualifying accounts is included as Exhibit 99.2 to this form 10-K. All other schedules are omitted because the information is either not required or is included
        in the financial   statements or notes hereto or as an exhibit to this
        form 10-K.

    3.  Exhibits

        See exhibit index

(b)     Reports on Form 8-K -

        The registrant did not file any reports on Form 8-K in the fourth quarter of fiscal 2003.

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

                                        The Krystal Company

Dated: March 24, 2004                 By: /s/ Larry D. Bentley
                                        ------------------------------
                                        Larry D. Bentley, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

          Signature              Title                         Date
/s/ James F. Exum, Jr.
----------------------
James F. Exum, Jr.      Chief Executive Officer and
                        Director                          March 24, 2004
/s/ Andrew G. Cope.
----------------------
Andrew G. Cope.         Chairman of the Board of
                        Directors and Director            March 24, 2004
/s/ Philip H. Sanford
----------------------
Philip H. Sanford       Director                          March 24, 2004

/s/ S. K. Johnston III
----------------------
S. K. Johnston III      Director                          March 24, 2004

/s/ W. A. Bryan Patten
----------------------
W. A. Bryan Patten      Director                          March 24, 2004

/s/ Richard C. Patton
----------------------
Richard C. Patton       Director                          March 24, 2004

/s/ Benjamin R. Probasco
----------------------
Benjamin R. Probasco    Director                          March 24, 2004

/s/ Alexander Taylor II
-----------------------
A. Alexander Taylor II  Director                          March 24, 2004


                     THE KRYSTAL COMPANY AND SUBSIDIARIES
                                EXHIBIT INDEX
       Exhibit
        Number                       Description

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

        4.3     Form of Exchange Note (included in Exhibit 4.1). (2)

        4.4     Registration Rights Agreement, dated as of September 26,
                1997, between TKC Acquisition Corp. and UBS Securities, LLC. (2)

       10.1 Port Royal, Inc. Stock Incentive Plan for The Krystal Company, adopted July 30, 1998. (3)

       10.2 Amended and restated credit agreement dated as of June 30, 2003 among The Krystal Company as, borrower, and Bank of America.

       10.3     401(K) summary plan description for The Krystal Company

       21.1     Subsidiaries of the Company. (2)

       31.1 Certification required by Rule 13(a)-14(a) under Securities Exchange Act of 1934.

       31.2 Certification required by Rule 13(a)-14(a) under Securities Exchange Act of 1934.

       32 Certification required by Rule 13(a)-14(b) under Securities Exchange Act of 1934 and U.S.C. Section 1350.

       99.1     The Krystal Company Audit Committee Charter

       99.2     Schedule II - Valuation and qualifying accounts

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

Exhibit 31.1
------------
                                CERTIFICATIONS
                                --------------

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and proceedings to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknessess in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 24, 2004
                                          /s/James F. Exum, Jr.
                                          ---------------------------
                                          James F. Exum, Jr.
                                          Chief Executive Officer


Exhibit 31.2
------------

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      (a) designed such disclosure controls and procedures, or caused such disclosure controls and proceedings to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation (the "Evaluation Date"); and

      (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies and material weaknesses0 in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 24, 2004
                                          /s/Larry D. Bentley
                                          -----------------------
                                          Larry D. Bentley, Senior Vice
                                          President and Chief Financial
                                          Officer


Exhibit 32

                           CERTIFICATION
                           -------------

       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             (Subsections (a) and (b) of Section 1350,
             Chapter 63 of Title 18, United States Code)


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of The Krystal Company, a Tennessee corporation
( the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the year ended December 28, 2003
(the "Form 10-K") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 24, 2004
                                    /s/James F. Exum, Jr.
                                    --------------------
                                    James F. Exum, Jr.,
                                    Chief Executive Officer

Dated: March 24, 2004
                                    /s/Larry D. Bentley
                                    -------------------
                                    Larry D. Bentley, Senior Vice President
                                    and Chief Financial Officer


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K, or as a separate disclosure document.

Exhibit 99.1
------------
                        The Krystal Company

                     Audit Committee Charter

Purpose

The primary purpose of the Audit Committee of The Krystal Company is to assist the Board of Directors in fulfilling its oversight responsibility to the shareholders, the investment community and others relating to the Company's financial statements, the financial reporting process, the systems of internal accounting and financial controls, the performance of the Company's internal and independent auditors, the independent auditor's qualifications and independence, and the Company's compliance with legal, ethical and regulatory requirements.

Authority

To discharge its oversight responsibilities effectively, the Committee will maintain free and open communication between the Committee, the independent auditors, the persons engaged by the Company to perform internal audit functions and management of the Company. The Committee has the authority to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Company and the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties.

Organization

The Committee shall be members of, and appointed by, the Board of Directors and shall comprise at least three directors, each of whom are independent of management and the Company. The existing members of the Committee, and members of the Committee that meet the applicable independence standards under the Securities Exchange Act of 1934, and rules promulgated thereunder, or who in the absence of compliance with such standards are otherwise approved by the Board of Directors, shall be considered independent. All committee members shall be financially literate. At least one member shall be an "audit committee financial expert," as defined by Securities and Exchange Commission ("SEC") regulations unless the Company shall set forth why the Committee does not consist of at least one such member in its Annual Report on Form 10-K.

Duties and Responsibilities

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Board and report the results of its activities to the Board. Management is responsible for the preparation, presentation, and integrity of the Company's financial statements and for the appropriateness of the accounting principles and reporting policies that are used by the Company. The independent auditors are responsible for auditing the Company's financial statements and for reviewing the Company's unaudited interim financial statements.

The Committee, in carrying out its responsibilities, believes its policies and procedures should remain flexible, in order to best react to changing conditions and circumstances. The following shall be the principal duties and responsibilities of the Audit Committee:

  1. The Committee shall be directly responsible for the appointment and termination (subject, if applicable, to shareholder ratification), compensation, and oversight of the work of the independent auditors, including resolution of disagreements between management and the independent auditors regarding financial reporting.

  2. The Committee shall pre-approve all audit and nonaudit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the audit committee. The decisions of any audit committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next scheduled meeting.

  3. At least annually, the Committee shall obtain and review a report by the independent auditors describing:

       The firm's internal quality control procedures.

       Any material issues raised by the most recent internal quality control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues.

       All relationships between the independent auditor and the Company (to assess the auditor's independence).

  4. The Committee shall review management's evaluation of the effectiveness of internal controls, including the adequacy of staffing either with internal personnel or third party internal audit services.

  5. The Committee shall review with the independent auditors the overall scope and plans for the audit, including the adequacy of staffing and compensation. Also, the Committee shall review with management, the internal auditors or third party providers of internal audit services, if any, and the independent auditors the adequacy and effectiveness of the Company's accounting and financial controls, including the Company's policies and procedures to assess, monitor, and manage business risk, and legal and ethical compliance programs.

  6. The Committee shall meet separately periodically with management, the internal auditors or third party providers of internal audit services, if any, and the independent auditors to discuss issues and concerns warranting Committee attention. The Committee shall provide sufficient opportunity for the internal auditors or third party providers of internal audit services, if any, and the independent auditors to meet privately with the members of the Committee. The Committee shall review with the independent auditor any audit problems or difficulties and management's response.

  7. The Committee shall receive regular reports from the independent auditor on the critical policies and practices of the Company, and all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management.

  8. Beginning with fiscal 2005, or upon an effective date otherwise determined by the SEC with respect to Section 404 of the Sarbanes-Oxley Act of 2002 for issuers such as the Company, the Committee shall review management's assertion on its assessment of the effectiveness of internal controls as of the end of the most recent fiscal year and the independent auditors' report on management's assertion.

  9. The Committee or its Chair shall review the interim financial statements and disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations with management and the independent auditors prior to the filing of the Company's Quarterly Report on Form 10-Q. Also, the Committee or its Chair shall discuss the results of the quarterly review and any other matters required to be communicated to the Committee by the independent auditors under generally accepted auditing standards.

  10. The Committee shall review the financial statements and disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations with management and the independent auditors prior to filing of the Company's Annual Report on Form 10-K, including their judgment about the reasonableness of significant judgments and the clarity of the disclosures in the financial statements. Also, the Committee shall discuss the results of the annual audit and any other matters required to be communicated to the Committee by the independent auditors under generally accepted auditing standards.

  11. The Committee shall review the Company's procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

  12. The Committee shall receive corporate attorneys' reports of evidence of a material violation of securities laws or breaches of fiduciary duty.

  13. The Committee shall periodically perform an evaluation of its performance to determine whether it is functioning effectively and shall periodically review and reassess this charter and obtain the approval of any changes from the Board of Directors.

This Audit Committee Charter of The Krystal Company has been duly adopted by its Board of Directors on July 24, 2003.

Exhibit 99.2
------------
                                  The Krystal Company

                      Schedule II - Valuation and Qualifying accounts

                                        Additions    Amounts
Description                 Balance     Charged to  Written off               Balance
                          Beginning of  Costs and   Against the                at End
                             Year       Expenses     Allowance    (Recoveries) of Year
-----------------------   -----------  -----------  -----------  ------------  -------
                                               (In Thousands)
Allowance for doubtful
  accounts and notes
  receivable
    Year ended:
    December 28, 2003       $876         $276         $   --        $  (418)    $734
    December 29, 2002       $627         $249         $   --        $   --      $876
    December 30, 2001       $ 72         $555         $   --        $   --      $627


Exhibit No. 10.2
----------------

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

                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------



                                          PORT ROYAL HOLDINGS, INC.,
                                          as Guarantor


                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------

                                          By: --------------------------------
                                          Name: ------------------------------
                                          Title: -----------------------------


Exhibit 10.3
------------

                      THE KRYSTAL COMPANY 401(K) PLAN

                        SUMMARY PLAN DESCRIPTION

                        INTRODUCTION TO YOUR PLAN

The Krystal Company 401(k) Plan ("Plan") has been adopted to provide you with the opportunity to save for retirement on a tax-deferred basis. This Summary Plan Description ("SPD") contains valuable information regarding when you may become eligible to participate in the Plan, your Plan benefits, your distribution options, and many other features of the Plan. You should take the time to read this SPD to get a better understanding of your rights and obligations in the Plan.

We have attempted to answer most of the questions you may have regarding your benefits in the Plan. If this SPD does not answer all of your questions, please contact the Administrator (or other Plan representative). The Administrator has the complete power, in its sole discretion, to determine all questions arising in connection with the administration, interpretation, and application of the Plan (and any related documents and underlying policies). Any such determination by the Administrator shall be conclusive and binding upon all persons. The name and address of the Administrator can be found in the Article of this SPD entitled "General Information About The Plan".

This SPD describes the Plan's benefits and obligations as contained in the legal Plan document, which governs the operation of the Plan. The Plan document is written in much more technical and precise language. If the non-technical language under this SPD and the technical, legal language of the Plan document conflict, the Plan document always governs. If you wish to receive a copy of the legal Plan document, please contact the Administrator.

This SPD describes the current provisions of the Plan, which are designed to comply with applicable legal requirements. The Plan is subject to federal laws, such as the Employee Retirement Income Security Act ("ERISA"), the Internal Revenue Code, and other federal and state laws that may affect your rights. The provisions of the Plan are subject to revision due to changes in laws or due to pronouncements by the Internal Revenue Service ("IRS") or Department of Labor ("DOL"). We may also amend this Plan. If the provisions under this SPD change as a result of changes to the Plan, we will notify you.

                             ARTICLE I
                     PARTICIPATION IN THE PLAN

Am I eligible to participate in the Plan?

You are eligible to participate in the Plan once you satisfy the Plan's eligibility conditions described in the next question. Then, you may elect to have your compensation reduced by a specific percentage or dollar amount, and have that amount contributed to the Plan as a salary deferral. You may also be entitled to contributions from us.

When am I eligible to participate in the Plan?

You will be eligible to participate in the Plan once you satisfy the age and service requirements described below.

The age requirement for salary deferrals and matching contributions is age 21.

The service requirement for salary deferrals and matching contributions is one Year of Service.

You will have completed a Year of Service if, at the end of your first twelve consecutive months of employment with us, you have been credited with at least 1000 Hour(s) of Service. If you have not been credited with 1000 Hour(s) of Service by the end of your first twelve consecutive months of employment, you will have completed a Year of Service at the end of any following Plan Year during which you are credited with at least 1000 Hour(s) of Service.

You will actually enter the Plan once you reach the entry date as described in the next question.

When is my entry date?

You may begin participating in the Plan once you have satisfied the above eligibility requirements and reached your entry date. The following describes the specific entry date that applies in the Plan.

For salary deferrals and matching contributions, your entry date is the first day of the Plan Year or the first day of the seventh month of the Plan Year next following the date you meet the eligibility requirements described above.

Special rules may apply if you terminate employment and are then rehired. If you have questions about the timing of your Plan participation, please contact the Administrator.

Does all my service with the Employer count for purposes of Plan eligibility?

In determining whether you satisfy the service requirements for participation in the Plan, all service you perform for us will generally be counted. However, there are some exceptions to this general rule.

Break in Service rules. If you terminate employment and are rehired, you may "lose" credit for prior service under the Plan's Break in Service rules. For eligibility purposes, you will have a Break in Service if you complete less than 501 Hours of Service during the Plan Year. However, if you are absent from work for certain leaves of absence such as a maternity or paternity leave, you may be credited with 501 Hours of Service to prevent a Break in Service.

If you are a veteran and are reemployed under the Uniformed Services Employment and Reemployment Rights Act of 1994, your qualified military service may be considered service with us. If you may be affected by this law, ask your Administrator for further details.

The Administrator monitors the Break in Service rules and can provide you with additional information on the effect of these rules. While these eligibility Break in Service rules may delay you from participating in the Plan, they will never cause you to lose any benefits to which you have already become entitled.

Five-year Break in Service rule. The five-year Break in Service rule applies only to totally nonvested (0% vested) participants. If you are totally nonvested in your account and you have five consecutive Breaks in Service (as defined above), all the service you earned before the five-year period no longer counts for eligibility purposes. Thus, if you return to employment after incurring five consecutive Breaks in Service, you would have to resatisfy any minimum service requirements in the Plan. However, if you have benefits in the Plan which are vested, you do not lose any rights to those amounts under these rules.

What happens if I'm a participant, terminate employment, and then I'm rehired?

If you are no longer a participant because you terminated employment and you are rehired, you will continue to participate in the Plan in the same manner as if your termination had not occurred only if you re-enroll. If you are rehired after you incur a break in service, your participation in the plan will be determined in accordance with the rules of the plan.

                             ARTICLE II
                           CONTRIBUTIONS

What kind of plan is this?

This Plan is a type of qualified retirement plan commonly referred to as a 401(k) plan. As a participant in the Plan, you may elect to reduce your compensation by a specific percentage or dollar amount and have that amount contributed to the Plan on a pre-tax basis as a salary deferral. You generally are not taxed on your salary deferrals until you withdraw those amounts from the Plan. In addition, we may make additional contributions to the Plan on your behalf. This Article describes the types of contributions that may be made to the Plan and how these monies will be allocated to your account to provide for your retirement benefit.

Do I have to contribute money to the Plan in order to participate?

No, you are not required to contribute any money in order to participate in our Plan. However, you may receive additional amounts if you do contribute.

How much may I contribute to the Plan?

Effective as of October 1, 2003, you may elect to defer at least 1% of your compensation per payroll period up to 12% of your compensation for the portion of the Plan Year in which you are eligible to make salary deferrals instead of receiving that amount in cash. The amount you elect to defer, and any earnings on that amount, will not be subject to income tax until it is actually distributed to you. However, the amount you defer is counted as compensation for Social Security taxes.

The Administrator will allocate the amount you elect to defer to an account maintained on your behalf. You will always be 100% vested in this account. This means that you will always be entitled to all amounts that you defer. This money will, however, be affected by any investment gains or losses. If there is an investment gain, the balance in your account will increase. If there is an investment loss, the balance in your account will decrease.

Your total deferrals in any taxable year may not exceed a dollar limit that is set by law. The limit is $11,000 (for 2002), $12,000 (for 2003), $13,000
(for 2004), $14,000 (for 2005), and $15,000 (for 2006). This limit may be increased after 2006 for cost-of-living changes. The Plan Administrator will inform you each year of the maximum amount that you may contribute as salary deferrals.

You should also be aware that the annual dollar limit is an aggregate limit that applies to all deferrals you may make under this Plan or other cash or deferred arrangements (including tax-sheltered 403(b) annuity contracts, simplified employee pensions, or other 401(k) plans in which you may be participating). Generally, if your total deferrals under all cash or deferred arrangements for a calendar year exceed the annual dollar limit, the excess must be included in your income for the year. For this reason, it is desirable to request in writing that these excess deferrals be returned to you. If you fail to request such a return, you may be taxed a second time when the excess deferral is ultimately distributed from the Plan.

You must decide which plan or arrangement you would like to have return the excess. If you decide that the excess should be distributed from this Plan, you must communicate this in writing to the Administrator no later than the March 1st following the close of the calendar year in which such excess deferrals were made. However, if the entire dollar limit is exceeded in this Plan or any other plan we maintain, then you will be deemed to have notified the Administrator of the excess. The Administrator will then return the excess deferral and any earnings to you by April 15th.

If you are age 50 or older, you may elect to defer additional amounts
(called "catch-up contributions") to the Plan. The additional amounts may be deferred regardless of any other limitations on the amount that you may defer to the Plan as described above. The maximum catch-up contribution that you can make in 2002 is $1,000. The amount is increased by $1,000 in each year after 2002 up to 2006, when the maximum is $5,000. After 2006, the maximum may increase for cost-of-living adjustments.

Distributions from amounts attributable to your salary deferrals before you terminate employment are permitted in the following circumstances:

(upon your attainment of age 59 1/2. (See the question "Can I withdraw money from my account while working?" for more information on in-service withdrawals of your salary deferrals.)

(if you incur a proven financial hardship. (See the question "Can I withdraw money from my account in the event of financial hardship?" for more information on hardship withdrawals of your salary deferrals.)

(upon your becoming disabled under the terms of the Plan. (See the question "How is disability defined?" for more information on the Plan's definition of disability.)

(upon your attainment of the Plan's Normal Retirement Age. (See the question "What is my Normal Retirement Age?" to determine what your Normal Retirement Age is.)

In the event you receive a hardship distribution from your salary deferrals to this Plan, you will not be allowed to make additional salary deferrals for a period of six (6) months after you receive the distribution.

In addition, if you are a highly compensated employee (generally owners or individuals receiving wages in excess of certain amounts established by law), a distribution from amounts attributable to your salary deferrals of certain excess contributions may be required to comply with the law. The Administrator will notify you when a distribution is required.

How often can I modify the amount I contribute?

The amount you elect to defer will be deducted from your pay in accordance with a procedure established by the Administrator. The procedure will require that you enter into a written salary deferral agreement after you satisfy the Plan's eligibility requirements. You may elect to defer a portion of your salary as of your entry date. Such election will become effective as soon as is administratively feasible after that date. Your election will remain in effect until you modify or terminate it. You may modify your election as of the date(s) indicated in the salary deferral agreement. The modification will become effective as soon as is administratively feasible after that date. You are also permitted to revoke your election as of the date(s) indicated in the salary deferral agreement.

Will the Employer contribute to the Plan?

Each year, in addition to your salary deferrals, we may contribute to the Plan the following:

     (matching contributions.)

What is the Employer matching contribution?

We will make a matching contribution equal to a discretionary percentage of your salary deferrals, which percentage we will determine each year. Note that this contribution will not take into consideration your contributions that exceed 6% of your compensation.

The Administrator will allocate to your account the matching contribution made to the Plan on your behalf each payroll period.

What compensation is used to determine my Plan benefits?

For purposes of the Plan, compensation has a special meaning. Compensation is defined as your total compensation paid to you and that is subject to income tax. That is, all of your compensation paid to you by us during the Plan Year that is reported on your W-2 Form, including any salary deferrals you make to this Plan, to a Section 125 cafeteria plan, or to a Section 457 plan, and for qualified transportation fringes. However, the definition of compensation will vary as described below.

For purposes of salary deferrals and matching contributions, reimbursements or other expense allowances, fringe benefits, deferred compensation, and welfare benefits will be excluded.

Special rules apply if you are only a participant in the Plan for a portion of the period for which contributions are made. This will happen if, for any reason, you begin participating in the Plan as of a date other than the first day of that period. If this happens, your compensation will be recognized only for the period in which you are actually a participant in the Plan. This applies to these types of contributions:

salary deferrals.

For certain purposes, your compensation will be recognized for the entire Plan Year, even if you are not a participant for the entire Plan Year.

Is there a limit on the amount of compensation that can be considered?

The Plan, by law, cannot recognize annual compensation in excess of $200,000. This amount may be adjusted after 2002 for cost-of-living increases.

Are there limits on how much can be contributed to my account each year?

Generally, the law imposes a maximum limit on the amount of contributions you may receive in the Plan. This limit applies to all contributions we make on your behalf, all contributions you make to the Plan, and any other amounts allocated to any of your accounts during the Plan Year (such as forfeitures), excluding earnings. Beginning in 2002, this total cannot exceed the lesser of $40,000 or 100% of your annual compensation. The dollar limit may be adjusted after 2002 for cost-of-living increases.

May I "roll over" payments from other retirement plans or IRAs?

At the discretion of the Administrator, you may be permitted to deposit into the Plan distributions you have received from other plans and certain IRAs. Such a deposit is called a "rollover" and may result in tax savings to you. You may ask your prior plan administrator or trustee to directly transfer (a "direct rollover") to this Plan all or a portion of any amount that you are entitled to receive as a distribution from a prior plan. Alternatively, if you received a distribution from a prior plan, you may elect to deposit any amount eligible for rollover within 60 days of your receipt of the distribution. You should consult qualified counsel to determine if a rollover is permitted and in your best interest.

Your rollover will be placed in a separate account called a "rollover account." You will always be 100% vested in your rollover account. This means that you will always be entitled to all of your rollover contributions. Rollover contributions will be affected by any investment gains or losses.

You may withdraw the amounts in your "rollover account" at any time.

How is the money in the Plan invested?

You will be able to direct the investment of the following accounts that are held for you in the Plan: All Accounts. We have established participant direction procedures setting forth investment choices available to you, the frequency with which you can change your investment choices, and instructions on how you can obtain other important information on directed investments available from the Administrator. You should request a copy of these procedures from the Administrator. You need to follow these procedures when you direct investments. You should review the information in these procedures carefully before you give investment directions. In addition, the procedures indicate how you can obtain other important information available from the Administrator on directed investments.

The Plan is intended to comply with Section 404(c) of ERISA. If the Plan complies with this Section, then the fiduciaries of the Plan, including the Employer, the Trustee, and the Administrator, will be relieved of any legal liability for any losses that are the direct and necessary result of the investment directions that you give. The procedures discussed above must be followed in giving investment directions. If you fail to do so, then your investment directions need not be followed. You are not required to direct investments. If you choose not to direct investments, then the Trustee is responsible for investing your accounts in a prudent manner.

When you direct investments, your accounts are segregated for purposes of determining the earnings or losses on these investments. Your account does not share in the investment performance for other participants who have directed their own investments.

You should remember that the amount of your benefits in the Plan will depend in part upon your choice of investments. Gains as well as losses can occur. There are no guarantees of performance. The Employer, the Administrator, and the Trustee will not provide investment advice or guarantee the performance of any investment you choose.

                           ARTICLE III
                       RETIREMENT BENEFITS


What benefits will I receive at normal retirement?

You will be entitled to all of your account balances at your Normal Retirement Age. However, the actual payment of your benefits may generally not occur until your actual retirement. In such event, a distribution will be made, at your election, as soon as is administratively feasible. If you continue working after your Normal Retirement Age, you may generally defer receipt of your benefits until your Late Retirement Date.

You will attain your Normal Retirement Age when you attain age 65. Your Late Retirement Date is the date you choose to retire after first having reached your Normal Retirement Age.

What benefits will I receive at early retirement?

You will be entitled to your vested accounts in the Plan if you retire on or after your Early Retirement Age. Payment of your benefits will occur, at your election, as soon as is administratively feasible following the date you actually retire after attaining your Early Retirement Age.

Your Early Retirement Age is the date you have attained age 55 and completed 5 Years of Service with us. For these purposes, a Year of Service is the same as a Year of Service for vesting purposes.

What happens if I leave the Employer's workforce before I retire?

This Plan is designed to encourage you to stay with us until retirement. However, if you terminate your employment with us before your retirement date and the value of your vested benefit (excluding, for distributions amounts attributable to rollovers) is $5,000 or less, a distribution will be made to you in a lump sum within a reasonable time after you terminate employment. See the question in Article V "How will my benefits be paid?" for a further explanation of how benefits are paid from the Plan.)

If you terminate your employment with us before your retirement date and the value of your vested benefit (excluding, for distributions amounts attributable to rollovers) is more than $5,000, a distribution will be made to you within a reasonable time after you terminate employment. In this case, however, you must consent to the distribution.

If your employment terminates for reasons other than death or normal retirement, you will be entitled to receive only your "vested percentage" of your account balance. (See the next question "What is my vested interest in my account?" for more information.)

What is my vested interest in my account?

You are always 100% vested in (meaning you are entitled to all of the amounts in) your account attributable to your salary deferrals, as well as in the following:

your own rollover contributions.

Your "vested percentage" in your account attributable to your matching contributions is determined under the following schedule and is based on vesting Years of Service. This means your account balance at the time you stop working that is attributable to those contributions is multiplied by your vested percentage. The result is your vested benefit, which, when added to the amounts that are always 100% vested as shown above, is what you will actually receive from the Plan. You will always, however, be 100% vested if you are employed on or after your Normal Retirement Age.

                             Vesting Schedule
                          Matching Contributions

          Years of Service                      Percentage

          Less than 2                             0%
               2                                 20%
               3                                 40%
               4                                 60%
               5                                 80%
               6                                100%


How do I determine my Years of Service for vesting purposes?

You will earn a Year of Service for each year you are employed by us, beginning with your initial employment date, without regard to the Hours of Service you complete during the year. The Plan contains specific rules for crediting Years of Service for vesting purposes. The Administrator will track your service and will credit you with Years of Service in accordance with the terms of the Plan. If you have any questions regarding your vesting service, you should contact the Administrator.

Does all my service count for vesting purposes?

In calculating your vested percentage, all service you perform for us will generally be counted. However, there are some exceptions to this general rule.

Break in Service rules. If you terminate employment and are rehired, you may "lose" credit for prior service under the Plan's Break in Service rules. For vesting purposes, you will have a Break in Service if you are not employed with us for a period of at least twelve consecutive months. However, if you are absent from work for certain leaves of absence such as a maternity or paternity leave, the twelve-consecutive-month period beginning on the first anniversary of the first day of such absence will not constitute a Break in Service.

The Administrator monitors the Break in Service rules and can provide you with additional information on the effect of these rules.

Five-year Break in Service rule. The five-year Break in Service rule applies only to totally nonvested (0% vested) participants. If you are totally nonvested in your account and you have five consecutive Breaks in Service
(as defined above), all the service you earned before the five-year period no longer counts for vesting purposes. Thus, if you return to employment after incurring five consecutive Breaks in Service, you will be treated as a new employee (with no prior service) for purposes of determining your vested percentage in the Plan. However, if you have benefits in the Plan that are vested, you do not lose any rights to those amounts under these rules.

As a veteran, will my military service count as service with the Employer?

If you are a veteran and are reemployed under the Uniformed Services Employment and Reemployment Rights Act of 1994, your qualified military service may be considered service with us. If you may be affected by this law, ask your Administrator for further details.

What happens to the non-vested portion of a terminated participant's account?

If you are not vested or are partially vested in your account balance when you leave, the non-vested portion of your account balance will be forfeited on the earlier of:

  (a)   the distribution of your entire vested account balance, or

  (b)   your incurring five consecutive one-year Breaks in Service.

Forfeitures of matching contributions are used to reduce the matching contribution.

What happens if I'm rehired?

If you are not vested at all when you terminate your employment with us and return to us after incurring five consecutive Breaks in Service, your prior service will not be counted. Thus, your vesting service will include only service that you complete after your reemployment. If you return before incurring five consecutive Breaks in Service, your prior service will continue to be counted for vesting service.

If you are partially or fully vested when you terminate your employment and you return to service with us, your service before you left will count as vesting service with respect to future contributions made to the Plan. In addition, your Years of Service that you complete after your reemployment may count as vesting service with respect to contributions made prior to your termination.

If you received a distribution of your vested account balance and are reemployed, you may have the right to repay this distribution. If you repay the entire amount of the distribution, we will restore your account balance with your forfeited amount. You must repay this distribution within five years from your date of reemployment, or, if earlier, before you incur five consecutive Breaks in Service. If you were fully vested when you left, you do not have the opportunity to repay your distribution.

Note that if you received a "deemed" distribution because you were totally nonvested when you terminated your employment, your nonvested benefit will automatically be restored within a reasonable time following your reemployment, provided you have not incurred five consecutive Breaks in Service.

                          ARTICLE IV
                     DISABILITY BENEFITS

How is disability defined?

In the Plan, disability is defined as your inability to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment that can be expected to result in death or that has lasted (or can be expected to last) for a continuous period of not less than 12 months.

What happens if I become disabled?

If you become disabled while a participant, you will be entitled to your vested account balance. Payment of your disability benefits will be made to you as soon as is administratively feasible after you retire due to a disability. (See the question entitled "How will my benefits be paid?" for more information.)

                         ARTICLE V
                 FORM OF BENEFIT PAYMENT


How will my benefits be paid?

If your vested benefit in the Plan (excluding, for distributions amounts attributable to rollovers) does not exceed $5,000, then your benefit must be distributed to you in a single lump-sum payment as soon as is administratively feasible following the event that entitles you to a distribution. If your vested benefit in the Plan (excluding, for distributions amounts attributable to rollovers) exceeds $5,000, then you must consent to the distribution before it may be made. You may elect to receive a distribution under one of the following methods:

       a single lump-sum payment of your entire account balance.

       a single-sum payment of a portion of your account balance.

May I delay the receipt of benefits?

Yes, you may delay the receipt of benefits, unless a distribution is required to be made, as explained earlier, because your vested benefit in the Plan (excluding, for distributions amounts attributable to rollovers) does not exceed $5,000. However, in addition to the benefit payment mentioned above, there are rules that require that certain minimum distributions be made from the Plan. If you are a 5% owner, distributions are required to begin not later than the April 1st following the end of the year in which you reach age
70 1/2. If you are not a 5% owner, distributions are required to begin not later than the April 1st following the later of the end of the year in which you reach age 70 1/2 or retire. You should see the Administrator if you feel you may be affected by these rules.

                         ARTICLE VI
                      DEATH BENEFITS

What happens if I die while working for the Employer?

If you die while you are still employed by us, your entire account balance will be used to provide your beneficiary with a death benefit.

Who is the beneficiary of my death benefit?

If you are married at the time of your death, your spouse will be the beneficiary of the entire death benefit unless an election is made to change the beneficiary. IF YOU WISH TO DESIGNATE A BENEFICIARY OTHER THAN YOUR SPOUSE, YOUR SPOUSE MUST IRREVOCABLY CONSENT TO WAIVE ANY RIGHT TO THE DEATH BENEFIT. YOUR SPOUSE'S CONSENT MUST BE IN WRITING, BE WITNESSED BY A NOTARY
OR A PLAN REPRESENTATIVE, AND ACKNOWLEDGE THE SPECIFIC NON-SPOUSE BENEFICIARY.

If you are married, you have named someone other than your spouse to be your beneficiary as described in the preceding paragraph, and you wish to again change your beneficiary designation, your spouse must again consent to the change, unless you are changing your designation to name your spouse as your beneficiary. In addition, you may elect a beneficiary other than your spouse without your spouse's consent if your spouse cannot be located.

If you are not married, you may designate your beneficiary on a form to be supplied to you by the Administrator.

In the event no valid designation of beneficiary exists, or if the beneficiary is not alive at the time of your death, the death benefit will be paid in the following order of priority to:

    (a)  Your surviving spouse;

    (b)  Your surviving children, in equal shares; or

    (c)  Your estate.

How will the death benefit be paid to my beneficiary?

The death benefit will be paid to your beneficiary in one of the following methods as elected by the beneficiary (unless you elected one of the following forms of distribution for the death benefit prior to your death):

     a single lump-sum payment of your entire account balance.

Since your spouse has certain rights in the death benefit, you should immediately report any change in your marital status to the Administrator.

What happens if I'm a participant, terminate employment, and die before receiving all my benefits?

If you terminate employment with us and subsequently die, your beneficiary will be entitled to the vested percentage of your remaining account balance at the time of your death.

                           ARTICLE VII
                    IN-SERVICE DISTRIBUTIONS

Can I withdraw money from my account while working?

Generally, you may receive a distribution from the Plan prior to your termination of employment if you satisfy certain conditions. These conditions are described below. However, this distribution is not in addition to your other benefits and will therefore reduce the value of the benefits you will receive when you retire. Any in-service distribution is made at your election and will be made in accordance with the forms of distribution in the Plan.

Also, the law restricts any pre-retirement distribution from certain accounts maintained for you in the Plan before you reach age 59 1/2. These accounts are generally the ones set up to receive your salary deferrals and other Employer contributions used to satisfy special Plan rules.

You may request an in-service distribution as follows:

 With respect to your salary deferrals in the following instances:

     once you attain age 59 1/2.

     once you have become disabled under the terms of the Plan.

     once you have reached the Plan's Normal Retirement Age.

 With respect to your matching contributions, in the following instance(s):

     once you attain age 59 1/2.

     once you have become disabled under the terms of the Plan.

     once you have reached the Plan's Normal Retirement Age.

     once you have reached the Plan's Early Retirement Age.

 With respect to rollovers from other plans, at any time and for any reason.

 With respect to certain amounts that were transferred to this Plan from another plan of the Employer, at any time and for any reason.

Can I withdraw money from my account in the event of financial hardship?

Yes, if you satisfy certain conditions. This hardship distribution is not in addition to your other benefits and will therefore reduce the value of the benefits you will receive at retirement.

You may request a hardship withdrawal from the following amounts:

     Your salary deferrals.

     Your matching contributions.

     Your rollovers from other plans.

     Certain amounts that were transferred to this Plan from another plan of the Employer.

A hardship withdrawal may be made to satisfy certain immediate and heavy financial needs that you have. A hardship distribution may only be made for payment of the following:

     Expenses for medical care (described in Section 213(d) of the Internal Revenue Code) previously incurred by you or your dependent or necessary for you or your dependent to obtain medical care.

     Costs directly related to the purchase of your principal residence (excluding mortgage payments).

     Tuition, related educational fees, and room and board expenses for the next twelve (12) months of post-secondary education for yourself, your spouse or dependent.

     Amounts necessary to prevent your eviction from your principal residence or foreclosure on the mortgage of your principal residence.

If you have any of the above expenses, a hardship distribution can only be made if you certify and agree that all of the following conditions are satisfied:

     The distribution is not in excess of the amount of your immediate and heavy financial need. The amount of your immediate and heavy financial need may include any amounts necessary to pay any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution.

     You have obtained all distributions, other than hardship distributions, and all nontaxable (at the time of the loan) loans currently available under all plans maintained by your Employer.

     That your salary deferrals will be suspended for at least six (6) months after your receipt of the hardship distribution.

In addition to these rules, there are restrictions placed on hardship distributions that are made from your salary deferrals. Any hardship distribution from these amounts will be limited, as of the date of distribution, to the balance of your salary deferral account as of the end of the last Plan Year ending before July 1, 1989, plus your total salary deferrals after such date, reduced by the amount of any previous distributions made to you from your salary deferral account. Ask the Administrator if you need further details.

                         ARTICLE VIII
                TAX TREATMENT OF DISTRIBUTIONS

What are my tax consequences when I receive a distribution from the Plan?

Generally, you must include any Plan distribution in your taxable income in the year in which you receive the distribution. The tax treatment may also depend on your age when you receive the distribution. Certain distributions made to you when you are under age 59 1/2 could be subject to an additional 10% tax.

Can I reduce or defer tax on my distribution?

You may reduce, or defer entirely, the tax due on your distribution through use of one of the following methods:

  (a) The rollover of all or a portion of the distribution to an Individual Retirement Account or Annuity (IRA) or another qualified employer plan. This will result in no tax being due until you begin withdrawing funds from the IRA or other qualified employer plan. The rollover of the distribution, however, MUST be made within strict time frames (normally, within 60 days after you receive your distribution). Under certain circumstances all or a portion of a distribution (such as a hardship distribution) may not qualify for this rollover treatment. In addition, most distributions will be subject to mandatory federal income tax withholding at a rate of 20%. This will reduce the amount you actually receive. For this reason, if you wish to roll over all or a portion of your distribution amount, the direct transfer option described in paragraph (b) below would be the better choice.

  (b) For most distributions, you may request that a direct transfer (sometimes referred to as a direct rollover) of all or a portion of a distribution be made to either an Individual Retirement Account or Annuity
(IRA) or another qualified employer plan willing to accept the transfer. A direct transfer will result in no tax being due until you withdraw funds from the IRA or other qualified employer plan. Like the rollover, under certain circumstances all or a portion of the amount to be distributed may not qualify for this direct transfer. If you elect to actually receive the distribution rather than request a direct transfer, then in most cases 20% of the distribution amount will be withheld for federal income tax purposes.

WHENEVER YOU RECEIVE A DISTRIBUTION, THE ADMINISTRATOR WILL DELIVER TO YOU A MORE DETAILED EXPLANATION OF THESE OPTIONS. HOWEVER, THE RULES THAT DETERMINE WHETHER YOU QUALIFY FOR FAVORABLE TAX TREATMENT ARE VERY COMPLEX. YOU SHOULD CONSULT WITH QUALIFIED TAX COUNSEL BEFORE MAKING A CHOICE.

                            ARTICLE IX
                         HOURS OF SERVICE

What is an Hour of Service?

You will be credited with an Hour of Service for:

  (a) each hour for which you are directly or indirectly compensated by your Employer for the performance of duties during the Plan Year;

  (b) each hour for which you are directly or indirectly compensated by us for reasons other than the performance of duties (such as vacation, holidays, sickness, disability, lay-off, military duty, jury duty, or leave of absence during the Plan Year); and

  (c) each hour for back pay awarded or agreed to by the Employer.

You will not be credited for the same Hours of Service both under (a) or (b), as the case may be, and under (c).

How are Hours of Service credited?

For eligibility purposes, you will be credited with your actual Hours of Service.

                          ARTICLE X
                 YOUR PLAN'S TOP-HEAVY RULES


What is a "top-heavy" plan?

A retirement plan that primarily benefits "key employees" is called a "top-heavy plan". Key employees are certain owners or officers of our organization. A plan is generally a "top-heavy plan" when more than 60% of the plan assets are in the accounts of key employees.

Each year, the Administrator is responsible for determining whether this Plan is a "top-heavy plan".

What happens if the Plan becomes top-heavy?

If the Plan becomes top-heavy in any Plan Year, then non-key employees will be entitled to certain "top-heavy minimum benefits", and other special rules will apply. Among these top-heavy rules are the following:

   We may be required to make a contribution to your account in order to provide you with at least "top-heavy minimum benefits".

   Your nonforfeitable right to benefits or contributions derived from matching contributions will be determined according to the following schedule:

                           Vesting Schedule
                       Matching Contributions
      Years of Service                      Percentage
        Less than 2                             0%
            2                                  20%
            3                                  40%
            4                                  60%
            5                                  80%
            6                                 100%


   If you are a participant in more than one plan, you may not be entitled to "top-heavy minimum benefits" under both plans.

                          ARTICLE XI
           PROTECTED BENEFITS AND CLAIMS PROCEDURES

Is my benefit protected?

As a general rule, your interest in your account, including your "vested interest," may not be alienated. This means that your interest may not be sold, used as collateral for a loan, given away, or otherwise transferred. In addition, your creditors may not attach, garnish, or otherwise interfere with your account.

Are there any exceptions to the general rule?

There are two exceptions to this general rule. The Administrator must honor a "qualified domestic relations order". A "qualified domestic relations order" is defined as a decree or order issued by a court that obligates you to pay child support or alimony, or otherwise allocates a portion of your assets in the Plan to your spouse, former spouse, child, or other dependent. If a qualified domestic relations order is received by the Administrator, all or a portion of your benefits may be used to satisfy the obligation. The Administrator will determine the validity of any domestic relations order received.

The second exception applies if you are involved with the Plan's administration. If you are found liable for any action that adversely affects the Plan, the Administrator can offset your benefits by the amount that you are ordered or required by a court to pay the Plan. All or a portion of your benefits may be used to satisfy any such obligation to the Plan.

Can the Plan be amended?

Yes. We have the right to amend the Plan at any time. In no event, however, will any amendment authorize or permit any part of the Plan assets to be used for purposes other than the exclusive benefit of participants or their beneficiaries. Additionally, no amendment will cause any reduction in the amount credited to your account.

What happens if the Plan is discontinued or terminated?

Although we intend to maintain the Plan indefinitely, we reserve the right to terminate the Plan at any time. Upon termination, no further contributions will be made to the Plan and all amounts credited to your accounts will become 100% vested, if not already 100% vested. We will direct the distribution of your accounts in a manner permitted by the Plan as soon as practical. (See the question entitled "How will my benefits be paid?" for more information.) You will be notified if the Plan is terminated.

How do I submit a claim for Plan benefits?

Benefits will be paid to you and your beneficiaries without the necessity of formal claims. However, if you think an error has been made in determining your benefits, then you or your beneficiaries may make a request for any Plan benefits to which you believe you are entitled. Any such request should be in writing and should be made to the Administrator.

If the Administrator determines the claim is valid, then you will receive a statement describing the amount of benefit, the method or methods of payment, the timing of distributions, and other information relevant to the payment of the benefit.

What if my benefits are denied?

Your request for Plan benefits will be considered a claim for Plan benefits, and it will be subject to a full and fair review. If your claim is wholly or partially denied, the Administrator will provide you with a written or electronic notification of the Plan's adverse determination. This written or electronic notification must be provided to you within a reasonable period of time, but not later than 90 days after the receipt of your claim by the Administrator, unless the Administrator determines that special circumstances require an extension of time for processing your claim. If the Administrator determines that an extension of time for processing is required, written notice of the extension will be furnished to you prior to the termination of the initial 90-day period. In no event will such extension exceed a period of 90 days from the end of such initial period. The extension notice will indicate the special circumstances requiring an extension of time and the date by which the Plan expects to render the benefit determination.

In the case of a claim for disability benefits, if disability is determined by a physician chosen by the Administrator (rather than relying upon a determination of disability for Social Security purposes), then instead of the above, the Administrator will provide you with written or electronic notification of the Plan's adverse benefit determination within a reasonable period of time, but not later than 45 days after receipt of the claim by the Plan. This period may be extended by the Plan for up to 30 days, provided that the Administrator both determines that such an extension is necessary due to matters beyond the control of the Plan and notifies you, prior to the expiration of the initial 45-day period, of the circumstances requiring the extension of time and the date by which the Plan expects to render a decision. If, prior to the end of the first 30-day extension period the Administrator determines that, due to matters beyond the control of the Plan, a decision cannot be rendered within that extension period, the period for making the determination may be extended for up to an additional 30 days, provided that the Administrator notifies you, prior to the expiration of the first 30-day extension period, of the circumstances requiring the extension and the date as of which the Plan expects to render a decision. In the case of any such extension, the notice of extension will specifically explain the standards on which entitlement to a benefit is based, the unresolved issues that prevent a decision on the claim, and the additional information needed to resolve those issues, and you will be afforded at least 45 days within which to provide the specified information.

The Administrator's written or electronic notification of any adverse benefit determination must contain the following information:

  (a) The specific reason or reasons for the adverse determination;

  (b) Reference to specific Plan provisions on which the determination is based.

  (c) A description of any additional material or information necessary for you to perfect the claim and an explanation of why such material or information is necessary.

  (d) Appropriate information as to the steps to be taken if you or your beneficiary want to submit your claim for review.

  (e) In the case of disability benefits where the disability is determined by a physician chosen by the Administrator:

(i) If an internal rule, guideline, protocol, or other similar criterion was
(ii) relied upon in making the adverse determination, either the specific
(iii) rule, guideline, protocol, or other similar criterion; or a statement
(iv) that such rule, guideline, protocol, or other similar criterion was
(v) relied upon in making the adverse determination and that a copy of the
(vi) rule, guideline, protocol, or other similar criterion will be provided
(vii) to you free of charge upon request.

  (ii) If the adverse benefit determination is based on a medical necessity or experimental treatment or similar exclusion or limit, either an explanation of the specific or clinical judgment for the determination, applying the terms of the Plan to your medical circumstances, or a statement that such explanation will be provided to you free of charge upon request.

If your claim has been denied or deemed denied, and you want to submit your claim for review, you must follow the Claims Review Procedure below.

What is the Claims Review Procedure?

Upon the denial of your claim for benefits, you may file your claim for review, in writing, with the Administrator.

  (a) YOU MUST FILE THE CLAIM FOR REVIEW NO LATER THAN 60 DAYS AFTER YOU HAVE RECEIVED WRITTEN NOTIFICATION OF THE DENIAL OF YOUR CLAIM FOR BENEFITS, OR IF NO WRITTEN DENIAL OF YOUR CLAIM WAS PROVIDED, NO LATER THAN 60 DAYS AFTER THE DEEMED DENIAL OF YOUR CLAIM.

   HOWEVER, IF YOUR CLAIM IS FOR DISABILITY BENEFITS AND DISABILITY IS DETERMINED BY A PHYSICIAN CHOSEN BY THE ADMINISTRATOR, THEN INSTEAD OF THE ABOVE, YOU MUST FILE THE CLAIM FOR REVIEW NO LATER THAN 180 DAYS FOLLOWING RECEIPT OF NOTIFICATION OF AN ADVERSE BENEFIT DETERMINATION.

  (b) You may submit written comments, documents, records, and other information relating to your claim for benefits.

  (c) You may review all pertinent documents relating to the denial of your claim and submit any issues and comments, in writing, to the Administrator.

  (d) You will be provided, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to your claim for benefits.

  (e) Your claim for review must be given a full and fair review. This review will take into account all comments, documents, records, and other information submitted by you relating to your claim, without regard to whether such information was submitted or considered in the initial benefit determination.

In addition to the Claims Review Procedure above, if your claim is for disability benefits and disability is determined by a physician chosen by the Administrator, then the Claims Review Procedure provides that:

  (a) Your claim will be reviewed without deference to the initial adverse benefit determination and the review will be conducted by an appropriate named fiduciary of the Plan who is neither the individual who made the adverse benefit determination that is the subject of the appeal, nor the subordinate of such individual.

  (b) In deciding an appeal of any adverse benefit determination that is based in whole or part on medical judgment, the appropriate named fiduciary will consult with a health care professional who has appropriate training and experience in the field of medicine involved in the medical judgment.

  (c) Any medical or vocational experts whose advice was obtained on behalf of the Plan in connection with your adverse benefit determination will be identified, without regard to whether the advice was relied upon in making the benefit determination.

  (d) The health care professional engaged for purposes of a consultation under (b) above will be an individual who is neither an individual who was consulted in connection with the adverse benefit determination that is the subject of the appeal, nor the subordinate of any such individual.

The Administrator will provide you with written or electronic notification of the Plan's benefit determination on review. The Administrator must provide you with notification of this denial within 60 days after the Administrator's receipt of your written claim for review, unless the Administrator determines that special circumstances require an extension of time for processing your claim. If the Administrator determines that an extension of time for processing is required, written notice of the extension will be furnished to you prior to the termination of the initial 60-day period. In no event will such extension exceed a period of 60 days from the end of the initial period. The extension notice will indicate the special circumstances requiring an extension of time and the date by which the Plan expects to render the determination on review. However, if the claim relates to disability benefits and disability is determined by a physician chosen by the Administrator, then 45 days will apply instead of 60 days in the preceding sentences. In the case of an adverse benefit determination, the notification will set forth:

  (a) The specific reason or reasons for the adverse determination.

  (b) Reference to the specific Plan provisions on which the benefit determination is based.

  (c) A statement that you are entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to your claim for benefits.

  (d) In the case of disability benefits where disability is determined by a physician chosen by the Administrator:

  (i) If an internal rule, guideline, protocol, or other similar criterion was relied upon in making the adverse determination, either the specific rule, guideline, protocol, or other similar criterion; or a statement that such rule, guideline, protocol, or other similar criterion was relied upon in making the adverse determination and that a copy of the rule, guideline, protocol, or other similar criterion will be provided to you free of charge upon request.

  (ii) If the adverse benefit determination is based on a medical necessity or experimental treatment or similar exclusion or limit, either an explanation of the specific or clinical judgment for the determination, applying the terms of the Plan to your medical circumstances, or a statement that such explanation will be provided to you free of charge upon request.

If you have a claim for benefits that is denied or ignored, in whole or in part, you may file suit in a state or federal court. However, in order to do so, you must file the suit no later than 180 days after the Administrator makes a final determination to deny your claim.

What are my rights as a Plan participant?

As a participant in the Plan you are entitled to certain rights and protections under the ERISA. ERISA provides that all Plan participants are entitled to:

  (a) Examine, without charge, at the Administrator's office and at other specified locations, all documents governing the Plan, including insurance contracts and collective bargaining agreements; and a copy of the latest annual report (Form 5500 Series) filed by the Plan with the U.S. Department of Labor and available at the Public Disclosure Room of the Pension and Welfare Benefit Administration.

  (b) Obtain, upon written request to the Administrator, copies of documents governing the operation of the Plan, including insurance contracts and collective bargaining agreements, and copies of the latest annual report
(Form 5500 Series) and an updated SPD. The Administrator may make a reasonable charge for copies.

  (c) Receive a summary of the Plan's annual financial report. The Administrator is required by law to furnish each participant with a copy of this summary annual report.

  (d) Obtain a statement telling you whether you have a right to receive a pension at Normal Retirement Age and, if so, what your benefits would be at Normal Retirement Age if you stop working under the Plan now. If you do not have a right to a pension benefit, the statement will tell you how many years you have to work to earn a right to a pension. THIS STATEMENT MUST BE REQUESTED IN WRITING AND IS NOT REQUIRED TO BE GIVEN MORE THAN ONCE EVERY TWELVE (12) MONTHS. The Plan must provide this statement free of charge.

In addition to creating rights for Plan participants, ERISA imposes duties upon the people who are responsible for the operation of the Plan. The people who operate your Plan, called "fiduciaries" of the Plan, have a duty to do so prudently and in the interest of you and other Plan participants and beneficiaries. No one, including your Employer or any other person, may fire you or otherwise discriminate against you in any way to prevent you from obtaining a pension benefit or exercising your rights under ERISA.

If your claim for a pension benefit is denied or ignored, in whole or in part, you have a right to know why this was done, to obtain copies of documents relating to the decision without charge, and to appeal any denial, all within certain time schedules.

Under ERISA, there are steps you can take to enforce the above rights. For instance, if you request a copy of Plan documents or the latest annual report from the Plan and do not receive them within 30 days, you may file suit in a federal court. In such a case, the court may require the Administrator to provide the materials and pay you up to $110.00 a day until you receive the materials, unless the materials were not sent because of reasons beyond the control of the Administrator.

If you have a claim for benefits that is denied or ignored, in whole or in part, you may file suit in a state or federal court. In addition, if you disagree with the Plan's decision or lack thereof concerning the qualified status of a domestic relations order or a medical child support order, you may file suit in federal court. You and your beneficiaries can obtain, without charge, a copy of the qualified domestic relations order procedures from the Administrator.

If it should happen that the Plan's fiduciaries misuse the Plan's money, or if you are discriminated against for asserting your rights, you may seek assistance from the U.S. Department of Labor, or you may file suit in a federal court. The court will decide who should pay court costs and legal fees. If you are successful, the court may order the person you have sued to pay these costs and fees. If you lose, the court may order you to pay these costs and fees if, for example, it finds your claim is frivolous.

What can I do if I have questions or my rights are violated?

If you have any questions about the Plan, you should contact the Administrator. If you have any questions about this statement, or about your rights under ERISA, or if you need assistance in obtaining documents from the Administrator, you should contact the nearest office of the Pension and Welfare Benefits Administration, U.S. Department of Labor, listed in the telephone directory or the Division of Technical Assistance and Inquiries, Pension and Welfare Benefits Administration, U.S. Department of Labor, 200 Constitution Avenue, N.W., Washington, D.C. 20210. You may also obtain certain publications about your rights and responsibilities under ERISA by calling the publications hotline of the Pension and Welfare Benefits Administration.

                      ARTICLE XII
            GENERAL INFORMATION ABOUT THE PLAN


There is certain general information which you may need to know about the Plan. This information has been summarized for you in this Article.

General Plan Information

The full name of the Plan is The Krystal Company 401(k) Plan.

We have assigned Plan Number 001 to your Plan.

The provisions of the Plan become effective on October 1, 2003.

Valuations of the Plan are generally made every business day. Certain distributions, such as required minimum distributions, are based on the Anniversary Date of the Plan. This date is the last day of the Plan Year.

The Plan's records are maintained on a twelve-month period of time. This is known as the Plan Year. The Plan Year begins on January 1 and ends on December 31. Note that there is a short Plan Year for the period from October 1, 2003 through December 31, 2003.

The Plan and Trust will be governed by the laws of Tennessee to the extent not governed by federal law.

Benefits provided by the Plan are NOT insured by the Pension Benefit Guaranty Corporation (PBGC) under Title IV of the Employee Retirement Income Security Act of 1974 because the insurance provisions under ERISA are not applicable to this type of plan.

Employer Information

Your Employer's name, address, telephone number, and identification number are:

The Krystal Company, Inc.
The Krystal Building, 1 Union Square
Chattanooga, Tennessee 37402
(423) 757-1550

62-0264140

Service of legal process may be made upon your Employer. Service of legal process may also be made upon the Trustee or Administrator.

Administrator Information

The Plan's Administrator is responsible for the day-to-day administration and operation of the Plan. For example, the Administrator maintains the Plan records, including your account information, provides you with the forms you need to complete for Plan participation and directs the payment of your account at the appropriate time. The Administrator will also allow you to review the formal Plan document and certain other materials related to the Plan. If you have any questions about the Plan and your participation, you should contact the Administrator. The Administrator may designate other parties to perform some duties of the Administrator.

The name, address and telephone number of the Plan's Administrator is:

The Krystal Company 401(k) Plan
The Krystal Building, 1 Union Square
Chattanooga, Tennessee 37402
(423) 757-1550

Trustee Information

All money that is contributed to the Plan is held in a trust fund. The Trustee is responsible for the safekeeping of the trust fund. The trust fund established by the Plan's Trustee will be the funding medium used for the accumulation of assets from which benefits will be distributed.

The name, address, and telephone number of the Plan's Trustee is:

Capital Bank and Trust Company

135 S. State College Blvd.
Brea, California 92821-5823
(800) 421-9900.






63