Form 10-Q
period 2004-03-28
KRYSTAL COMPANY
filed 2004-05-12
CIK 885640

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC      20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 2004

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

This report is filed by the Company pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company has 100 shares of common stock outstanding held of record by Port Royal Holdings, Inc. as of March 28, 2004.

                             THE KRYSTAL COMPANY
                             -------------------
                                March 28, 2004
                                --------------
                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

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

In the opinion of management of the Company, all normal and recurring adjustments necessary to present fairly (1) the financial position of The Krystal Company and Subsidiaries as of March 28, 2004 and December 28, 2003, and (2) the results of their operations and cash flows for the three months ended March 28, 2004 and March 30, 2003 have been included. The results of operations for the interim period ended March 28, 2004 are not necessarily indicative of the results for the full year.

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking" statements as defined under the Private
Securities Litigation Reform Act of 1995 (the "PSLRA"). The PSLRA contains a safe harbor in making such disclosures. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends and any statements regarding the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believe", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental policies, the impact of competition, changes in consumer tastes, increases in costs for food and/or labor, the availability and adequate supply of hourly-paid employees, the ability of the Company to attract and retain suitable franchisees, the rate of growth of new franchise restaurant openings, the Company's ability to obtain funding sufficient to meet operational requirements and capital expenditures and the impact of governmental regulations. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control. The Company does not undertake to update forward-looking statements other than as required by law. The information provided herein should be read in conjunction with information provided in the Company's Form 10-K for the fiscal year ended December 28, 2003.


         PART I. FINANCIAL INFORMATION
         -----------------------------

Item I.  Financial Statements

                THE KRYSTAL COMPANY AND SUBSIDIARIES
                ------------------------------------
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                          (In thousands)


                                              March 28,    December 28,
                                                2004          2003
                                             ---------     ----------
ASSETS                                      (Unaudited)
------
CURRENT ASSETS:
   Cash and temporary investments            $  6,652       $  2,771
   Receivables, net                             1,228          1,518
   Inventories                                  2,383          2,589
   Deferred income taxes                        5,100          5,100
   Prepayments and other                          834            912
                                             --------       --------
     Total current assets                      16,197         12,890
                                             --------       --------

PROPERTY, BUILDINGS, AND EQUIPMENT, net        90,752         91,579
                                             --------       --------
LEASED PROPERTIES, net                          4,249          4,412
                                             --------       --------
OTHER ASSETS:
   Goodwill                                    36,186         36,186
   Deferred financing costs, net                1,035          1,182
   Other                                          646            668
                                             --------       --------
     Total other assets                        37,867         38,036
                                             --------       --------
       TOTAL ASSETS                          $149,065       $146,917
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.















                THE KRYSTAL COMPANY AND SUBSIDIARIES
                ------------------------------------
               CONSOLIDATED BALANCE SHEETS (CONTINUED)
               ---------------------------------------
                         (In thousands) (Unaudited)

                                              March 28,     December 28,
                                                2004           2003
LIABILITIES AND SHAREHOLDER'S EQUITY        -----------     ----------
------------------------------------       (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                          $  4,422       $  5,250
   Accrued liabilities                         24,945         22,857
   Current portion of capital
     lease obligations                            648            687
                                             --------       --------
     Total current liabilities                 30,015         28,794
                                             --------       --------

LONG-TERM DEBT, excluding current portion      60,980         60,980
                                             --------       --------
CAPITAL LEASE OBLIGATIONS, excluding
   current portion                              4,565          4,697
                                             --------       --------
DEFERRED INCOME TAXES                           8,279          8,506
                                             --------       --------
OTHER LONG-TERM LIABILITIES                     7,746          7,903
                                             --------       --------
SHAREHOLDER'S EQUITY:
   Common stock, without par value;
     100 shares authorized, issued
     and outstanding at March 28, 2004,
     and at December 28, 2003                  35,000         35,000
   Accumulated other comprehensive loss       ( 6,576)       ( 6,576)
   Retained earnings                            9,056          7,613
                                             --------       --------
     Total shareholder's equity                37,480         36,037
                                             --------       --------
       TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY                $149,065       $146,917
                                             ========       ========

See accompanying notes to consolidated condensed financial statements.










                     THE KRYSTAL COMPANY AND SUBSIDIARIES
                     ------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                           (In thousands) (Unaudited)

                                          For The Three Months Ended
                                          --------------------------
                                             March 28,   March 30,
                                               2004        2003
                                             --------    --------
REVENUES:
  Restaurant sales                           $ 61,968    $ 56,646
  Franchise fees                                  119         293
  Royalties                                     1,693       1,639
                                              -------     -------
                                               63,780      58,578
                                              -------     -------
COST AND OTHER EXPENSES (INCOME):
  Cost of restaurant sales                     50,222      46,962
  Advertising expense                           2,603       2,374
  Depreciation and amortization
    expenses                                    2,613       2,792
  General and administrative
    expenses                                    4,503       4,943
  (Gain)loss on sale of assets                     80      (   39)
  Other income, net                            (  232)     (  122)
                                              -------     -------
                                               59,789      56,910
                                              -------     -------
OPERATING INCOME                                3,991       1,668
INTEREST EXPENSE, net                          (1,811)     (1,999)
                                              -------     -------
INCOME (LOSS) BEFORE INCOME TAXES               2,180      (  331)

(PROVISION FOR)BENEFIT FROM
INCOME TAXES                                   (  737)         65
                                              -------     -------
NET INCOME (LOSS)                            $  1,443    $ (  266)
                                              =======     =======
  See accompanying notes to consolidated condensed financial statements.








                    THE KRYSTAL COMPANY AND SUBSIDIARIES
                    ------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                            (In thousands) (Unaudited)

                                                  For The Three Months Ended
                                                 -----------------------------
                                                   March 28,      March 30,
                                                     2004           2003
                                                  ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                               $  1,443        $(   266)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
    Depreciation and amortization                    2,613           2,792
    Change in deferred taxes                       (   227)        (   470)
    (Gain) loss on sale of assets                       80         (    39)
  Changes in operating assets and liabilities:
    Receivables, net                                   290             389
    Inventories                                        206              40
    Prepayments and other                               78             130
    Accounts payable                               (   828)        ( 2,462)
    Accrued liabilities                              2,088         ( 1,438)
    Other, net                                          32             443
                                                  --------        --------
      Net cash provided by (used in)
        operating activities                         5,775         (   881)
                                                  --------        --------
INVESTING ACTIVITIES:
    Additions to property, buildings,
      and equipment                                ( 1,760)        ( 2,435)
    Proceeds from sale of property,
      buildings, and equipment                          37           1,829
                                                  --------         -------
      Net cash used in investing activities        ( 1,723)        (   606)
                                                  --------         -------
FINANCING ACTIVITIES:
    Net payments under revolving
      credit facility                                  --          (   312)
    Principal payments of
      capital lease obligations                    (   171)        (   306)
                                                  --------         -------
      Net cash used in financing activities        (   171)        (   618)
                                                  --------        --------
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY INVESTMENTS                              3,881         ( 2,105)

CASH AND TEMPORARY INVESTMENTS,
   beginning of period                               2,771          10,690
                                                 ---------         -------
CASH AND TEMPORARY INVESTMENTS,
   end of period                                  $  6,652        $  8,585
                                                   =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
     Interest                                     $    104        $    301
                                                   =======         =======
     Income taxes                                 $    351        $    677
                                                   =======         =======

 See accompanying notes to consolidated condensed financial statements.




                   THE KRYSTAL COMPANY AND SUBSIDIARIES
                   ------------------------------------
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

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

Principles of Consolidation --

The accompanying consolidated financial statements include the accounts of Krystal and its subsidiaries (hereinafter referred to collectively as "the Company"). Certain advertising cooperatives in which the Company has a controlling interest are consolidated with the Company. All significant intercompany balances and transactions have been eliminated. The Company is wholly-owned by Port Royal Holdings, Inc.

Cash and temporary investments --

The Company considers repurchase agreements and other temporary cash investments with a maturity of three months or less to be temporary investments.

Accounts Receivable and the Allowance for Doubtful Accounts --

The Company's accounts receivable consist primarily of amounts due from franchisees for royalties, advertising and purchases. The Company monitors the amounts due from franchisees continually and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of any of the Company's franchisees to make required payments. This estimate is based on the Company's assessment of the collectibility of specific accounts as well as a general allowance based on historical trends, the financial condition of the franchisees and the aging of the receivables. Accounts
are charged off when deemed uncollectible.   The Company has good
relationships with its franchisees and high collection rates.  The
Company generally does not require collateral. If the future financial condition of the Company's franchisees were to deteriorate, resulting in their inability to make their required payments, increases in the allowance for doubtful accounts may be required. The allowance for doubtful accounts was $754,000 at March 28, 2004 and $956,000 at March 30, 2003.

Franchise and License Agreements --

Franchise or license agreements are available for single Krystal restaurants and multi-unit development agreements are available for the development of several Krystal restaurants over a specified period of time. The multi-unit development agreement establishes the number of restaurants the franchisee or licensee is to construct and open in the franchised area during the term of the agreement. At March 28, 2004, there were 177 franchised or licensed restaurants and at March 30, 2003, there were 180 franchised or licensed restaurants.

Franchisees and licensees are required to pay the Company an initial franchise or license fee plus a weekly royalty and service fee of 4.5% to 6.0% of the restaurants' gross receipts, depending on the duration of the franchise agreement. The initial franchise and license fees are recorded as income when the related restaurants begin operations. Royalty and service fees, which are based on restaurant sales of franchisees and licensees, are recognized as earned. Franchise fees received prior to the opening of the restaurant are deferred and included in accrued liabilities on the consolidated balance sheet. At March 28, 2004 and March 30, 2003, total deferred franchise and license fees were approximately $681,000 and $1,006,000, respectively.

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

Benefit Plans --

The determination of obligations and expenses under the Company's retirement and postretirement benefit plans is dependent on the selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include among others, the discount rate, expected return on plan assets and the expected rates of increase in employee compensation and health care costs. In accordance with accounting principles generally accepted in the United States, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and the recorded obligation in such periods. Significant differences in actual experience or significant changes in the assumptions used may materially affect the pension and postretirement obligations and future expenses.

On September 30, 2003, the Company amended its retirement plan to eliminate future accrual of additional pension benefits for active employees. The amendment, resulted in a curtailment gain of $1.7 million. The curtailment gain was recorded in the Company's fiscal fourth quarter ending
December 28, 2003.

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

The following table represents a summary of the components of net annual pension cost for the three months ended March 28, 2004 (in thousands).


                                        Three months ended
                                        ------------------
                                    (a)March 28,  March 30,
                                         2004        2003
                                       --------   --------
  Service costs (net of employee
    contribution)                       $   0     $  280
  Interest cost                           575        593
  Expected return on assets              (700)      (656)
  Amortization of unrecognized
    prior service cost                      0       ( 59)
  Amortization of unrecognized
    net loss (gain)                       225        385
                                        -----     ------
  Net annual pension cost               $ 100     $  543
                                        =====     ======

(a) March 28, 2004 expense is an estimate based on prior year data. Actual expense will be determined by June 30, 2004.

Accumulated Other Comprehensive Loss --

Accumulated other comprehensive loss is comprised of a minimum pension liability of $6.6 million, net of taxes, at March 28, 2004 and December 28, 2003.

Stock Compensation --

The Company has elected to follow the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Because the exercise price on the date of grant was equal to the fair market value of the stock, no compensation expense has been recognized under ABP No. 25.

Had compensation cost been determined in accordance with SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                              The three months ended
                              ----------------------
                              March 28,   March 30,
                                2004         2003
                               --------    --------
                                 (In thousands)
 Net Income (Loss):
  As reported                  $ 1,443    $  ( 266)
  Stock compensation expense     (  19)      (  19)
                               -------     -------
  Pro forma                    $ 1,424    $ ( 285)
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

B.  RECENT ACCOUNTING PRONOUNCEMENTS -

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company adopted FIN 46 as of March 28, 2004 and the adoption did not have any impact on the Company's financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company adopted the disclosure provisions of SFAS 132R in fiscal 2003.

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


Segment information is as follows:

                                                    For the Three Months Ended
------------------------------------------------------------------------------
                                                     March 28,     March 30,
(in thousands)                                         2004          2003
------------------------------------------------------------------------------
Revenues:
   Restaurants                                       $ 61,968       $ 56,646
   Franchising                                          1,812          1,932
-----------------------------------------------------------------------------
Total segment revenues                               $ 63,780       $ 58,578
=============================================================================

Depreciation and Amortization:
   Restaurants                                       $  2,600       $  2,751
   Franchising                                              1              1
-----------------------------------------------------------------------------
Total segment depreciation and amortization          $  2,601       $  2,752
=============================================================================

Interest expense:
   Restaurant                                        $  1,819       $  2,024
   Franchising                                              0              0
-----------------------------------------------------------------------------
Total segment interest expense                       $  1,819       $  2,024
=============================================================================

Operating income:
   Restaurant                                        $  2,604       $    210
   Franchising                                          1,247          1,335
----------------------------------------------------------------------------
Total segment operating income                       $  3,851       $  1,545
============================================================================

                                                     March 28,    December 28,
                                                       2004          2003
-----------------------------------------------------------------------------
Capital Expenditures:
   Restaurants                                       $  1,749       $ 10,760
   Franchising                                             11              2
-----------------------------------------------------------------------------
Total segment capital expenditures                   $  1,760       $ 10,762
=============================================================================

Total Assets:
   Restaurants                                       $146,532       $144,246
   Franchising                                          1,005          1,130
-----------------------------------------------------------------------------
Total segment assets                                 $147,537       $145,376
=============================================================================

A reconciliation of segment depreciation and
  amortization to consolidated depreciation and
  amortization is as follows:
-------------------------------------------------------------------------------
                                                     March 28,      March 30,
                                                       2004            2003
-------------------------------------------------------------------------------
Segment depreciation and amortization                $  2,601       $  2,752
Unreported segments (1)                                    12             40
-------------------------------------------------------------------------------
Total consolidated depreciation and amortization     $  2,613       $  2,792
===============================================================================
A reconciliation of segment operating
  income to total operating income is as follows:

Operating income:
   Restaurant                                        $  2,604       $    210
   Franchising                                          1,247          1,335
   Unreported segments (1)                                140            123
----------------------------------------------------------------------------
Total operating income                               $  3,991       $  1,668
============================================================================

A reconciliation of segment total assets to
  consolidated total assets is as follows:
-------------------------------------------------------------------------------
                                                     March 28,    December 28,
                                                       2004           2003
-------------------------------------------------------------------------------
Total segment assets                                 $147,537       $145,376
Unreported segments (1)                                 1,528          1,541
-------------------------------------------------------------------------------
Total consolidated assets                            $149,065       $146,917
===============================================================================

(1) Unreported segments do not meet the quantitative thresholds for segment reporting.

D.   INDEBTEDNESS

Senior Secured Credit Agreement--

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amended Credit Facility, which provides for borrowing up to $25.0 million, is made up of $19.85 million in available credit and $5.15 million in outstanding letters of credit. The amendment eliminated the term loan feature and modified certain other terms and conditions. The existing term loan balance at September 28, 2003 was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs, which were charged to expense in the quarter ended September 28, 2003. There was no amount outstanding under the facility at March 28, 2004. The amended Credit Facility matures June 29, 2004 and the Company expects to refinance or renew the Credit Facility. See Note F below for subsequent events.

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

The amended Credit Facility contains restrictive covenants including, but not limited to (a) the Company's required maintenance of a minimum amount of tangible net worth; (b) the Company's required maintenance of certain levels of funded debt coverage; (c) limitations regarding additional indebtedness;
(d) the Company's required maintenance of a minimum amount of fixed charges coverage; (e) limitations regarding consolidated capital expenditures and
(f) limitations regarding liens on assets. The Company was in compliance with or has received waivers on all covenants at March 28, 2004.

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

F.   SUBSEQUENT EVENTS

On May 10, 2004, the Company announced it has commenced a tender offer for all of its Notes and its intention to refinance its Credit Facility. The funds for the tender offer and refinancing are expected to be obtained through a new $90 million senior secured credit facility. The proposed transactions are subject to the successful completion of syndication efforts, definitive transaction documents and customary closing conditions. The closing of the transaction is expected to occur during the second quarter of 2004. If the foregoing refinancing transaction is completed, the Company would not have any outstanding Notes and would seek to terminate its obligation to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this report.

Executive Overview --

The Company is an owner, operator and franchisor of quick-service restaurants. The Company's revenues are derived primarily from sales by Company-owned restaurants. Royalties and franchise fees from franchisees have been a relatively small, but growing, portion of the Company's revenues.

Cost of restaurant sales is comprised of food and paper costs, labor and all other restaurant costs for Company-owned restaurants. Depreciation and amortization and general and administrative expenses relate primarily to Company owned restaurants and to the Company's franchise sales and support functions. Other income and expense include income from the Company's Realty Division for the net of rent income and rent expenses for the units subleased to a third party.

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

In 2003 and 2002, the Company entered into a series of transactions designed to reduce debt, increase flexibility and strengthen the Company's financial condition. The net proceeds from these transactions were primarily used to repurchase a portion of the Company's Senior Notes and other debt and capital leases.

The following table reflects certain key operating statistics which impact the Company's financial results:

                             KEY OPERATING STATISTICS

                   (Dollars in thousands, except average check)

                                                For The Three
                                                Months Ended
                                            --------------------
                                            March 28,   March 30,
                                              2004        2003
                                            ---------   --------- -
RESTAURANT SALES:
  Company owned                             $ 61,968   $ 56,646
  Franchise                                   35,521     34,359
                                            --------   --------
SYSTEMWIDE RESTAURANT SALES                 $ 97,489   $ 91,005
  Percent change                                7.13%   (  4.03%)

COMPANY RESTAURANT STATISTICS:

  Number of restaurants                          245        245

  Restaurant Sales                          $ 61,968   $ 56,646
    Percent change                              9.40%     (7.13%)

  Percent change in same restaurant sales       9.76%     (6.93%)

Selected components are --

Cost of restaurant sales                    $ 50,222   $ 46,962
    As a percent of restaurant sales           81.05%     82.90%

  Food and paper cost                       $ 18,749   $ 16,618
    As a percent of restaurant sales           30.26%     29.34%

  Direct labor                              $ 13,150   $ 12,442
    As a percent of restaurant sales           21.22%     21.96%

  Other labor costs                         $  4,905   $  4,441
    As a percent of restaurant sales            7.92%      7.84%

  Average check                             $   4.91   $   4.70
    Percent change                              4.47%      0.00%

FRANCHISE SYSTEM STATISTICS:

  Number of restaurants                          177        180

  Restaurant Sales                          $ 35,521   $ 34,359
    Percent change                              3.38%      1.57%

  Percent change in same restaurant sales       4.23%     (6.41%)

  Average check                             $   5.15   $   5.01
    Percent change                              2.79%      0.40%



          Comparison of the Three Months Ended March 28, 2004
          ---------------------------------------------------
               to the Three Months Ended March 30, 2003
               ----------------------------------------


                            RESULTS OF OPERATIONS
                            ---------------------

Total system wide Krystal restaurant sales, which included restaurant sales of $62.0 million for Company-owned units and $35.5 million for franchised units, for the three months ended March 28, 2004 increased 7.1% to $97.5 million compared to $91.0 million for the same period in 2003.

Total Company revenues increased $5.2 million to $63.8 million in the three months ended March 28, 2004 compared to the same period in 2003. The increase was primarily due to a $5.3 million increase in restaurant sales, offset somewhat by a decrease of $120,000 in franchise fees and royalties.
The increase in restaurant sales was primarily due to a 9.76% increase in same restaurant sales for the period. The Company operated 245 restaurants at March 28, 2004 and at March 30, 2003.

Company-owned same restaurant sales increased 9.76%, compared to the same period in 2003. The increase was primarily attributable to an increase in restaurant volume and a 2.18% price increase for the three months ended March 28, 2004 compared to the same period in 2003. The average customer check for Company owned restaurants was $4.91 for the three months ended March 28, 2004 compared to $4.70 for the same period in 2003.

Franchise fee income was $119,000 in the three months ended March 28, 2004 compared to $293,000 for the same period in 2003. Franchise fees are recorded upon the opening of franchise restaurants and upon the transfer, extension, renewal or default of franchise agreements. The Company's franchisees opened two and five franchised restaurants in the three months ended March 28, 2004 and March 30, 2003, respectively. The Company recognized $37,500 and $80,000 in franchise fees upon termination of a multi-unit development agreement in the three months ended March 28, 2004 and March 30, 2003, respectively. Royalty revenue increased 3.3% to $1.7 million in the three months ended March 28, 2004 from $1.6 million in the same period in 2003. The increase in royalty revenue, which is earned based on a percentage of sales by franchise restaurants, was due to a 3.4% increase in franchise restaurant sales in the three months ended March 28, 2004 compared to the same period in 2003.

Cost of restaurant sales was $50.2 million for the three months ended
March 28, 2004 compared to $47.0 million for the same period in 2003.
Food and paper costs as a percent of restaurant sales increased to 30.3% in the three months ended March 28, 2004 from 29.3% in the same period in 2003. The increase in food and paper costs as a percent of restaurant sales resulted primarily from increases in beef prices offset somewhat by 2.18% menu price increases. Direct labor as a percent of restaurant sales decreased to 21.22% for the three months ended March 28, 2004 from 21.96% for the same period in 2003. Average hourly wage was $6.26 for the three months ended March 28, 2004 and $6.33 for the same period in 2003.

Advertising expense increased 9.6% to $2.6 million in the three months ended March 28, 2004 from $2.4 million in the same period in fiscal 2003. Advertising expense is accrued based on 4.2% of restaurant sales and will vary with the volume of such sales. The Company is a member of advertising cooperative arrangements with franchise operators in certain markets where franchise operators have a significant presence. Advertising cooperatives are consolidated with the Company in those markets where the Company has a controlling interest in the cooperative.

Depreciation and amortization expenses decreased $179,000, or 6.4%, to $2.6 million in the three months ended March 28, 2004 compared to the same period in 2003.

General and administrative expenses for the three months ended March 28, 2004 were $4.5 million compared to $4.9 million for the same period in fiscal 2003. The decrease resulted primarily from a $365,000 decrease in expense associated with the Company's defined and postretirement benefit plans and employee severance expenses in the three months ended March 28, 2004 compared to the same period in 2003. The decrease in expense associated with the defined benefit plan was primarily a result of a plan amendment and the decrease in postretirement benefit plan expense was primarily a result of a plan curtailment.

Other income, net increased $110,000 or 90.2%, to $232,000 in the three months ended March 28, 2004 compared to $122,000 in the same period in 2003. This change resulted primarily from a payment received by the Company in the first quarter of 2004 in exchange for the early termination of a lease under which the Company leased certain real property to a third party.

Interest expense, net of interest income, decreased $188,000 to $1.8 million in the three months ended March 28, 2004 from $2.0 million in the same period in 2003. This decrease resulted primarily from the Company's lower borrowings under its Credit Facility during the quarter ended March 28, 2004 compared to the same period in 2003.

The Company's income tax expense increased for the three months ended
March 28, 2004 by $802,000 to $737,000 compared to a $65,000 benefit in the same period in 2003. The effective income tax rate for the three months ended March 28, 2004 was less that the statutory rate primarily as the result of utilization of tax credits.


                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

The Company does not maintain significant inventories or accounts receivables since substantially all of its restaurants' sales are for cash. Royalties from franchisees, which are payable weekly, and other receivables from franchisees are closely monitored by the Company. The Company typically receives several weeks of trade credit in purchasing food and supplies which is standard in the restaurant business. The Company normally operates with working capital deficits (current liabilities exceeding current assets) and had a working capital deficit of $13.8 million at March 28, 2004, compared to a working capital deficit of $15.9 million at December 28, 2003. The decrease in the deficit relates primarily to the accumulation of cash to repay the Company's semi-annual interest obligation on its senior notes due on April 1, 2004.

Capital expenditures totaled approximately $1.8 million in the three months ended March 28, 2004, as compared to $2.4 million in the same period in 2003. The Company opened two new restaurants during the three months ended March 28, 2004 compared to none opened during the same period in fiscal 2003. Management estimates that capital expenditures will be approximately $10.3 million during the remainder of 2004. Capital expenditures for the remainder of the current year are expected to include the refurbishment and remodeling of certain restaurants and ongoing capital improvements.

0n June 30,2003, the Company amended its existing $25.0 million credit agreement (the "Credit Facility"). The amended Credit Facility, which provides for borrowing up to $25.0 million, is made up of $19.85 million in available credit and $5.15 million in outstanding letters of credit. The amendment eliminated the term loan feature and modified certain other terms and conditions. The existing term loan balance at September 28, 2003 was repaid in full with an initial borrowing under the line of credit. The prepayment of the $13.3 million term loan portion resulted in a prepayment penalty of $533,000 and the retirement of $164,000 of deferred financing costs, which were charged to expense in the quarter ended September 28, 2003. The amended Credit Facility matures June 29, 2004 and the Company expects to refinance or renew the Credit Facility.

On May 10, 2004, the Company announced it has commenced a tender offer for all of its Notes and its intention to refinance its Credit Facility. The funds for the tender offer and refinancing are expected to be obtained through a new $90 million senior secured credit facility. The proposed transactions are subject to the successful completion of syndication efforts, definitive transaction documents and customary closing conditions. The closing of the transaction is expected to occur during the second quarter of 2004. If the foregoing refinancing transaction is completed, the Company would not have any outstanding Notes and would seek to terminate its obligation to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

At March 28, 2004, the Company had available cash of approximately $6.7 million, receivables of $1.2 million, and $19.9 million available under the Company's line of credit. In the opinion of management, these funds and funds from operations will be sufficient to meet operating requirements, anticipated capital expenditures and other obligations for the foreseeable future.


Contractual Obligations Table--

The following table summarizes the Company's contractual obligations at March 28, 2004, and the effect such obligations are expected to have on the Company's liquidity and cash flows in future periods (in thousands):


                                 Three Months Ended March 28, 2004
                     -------------------------------------------------------
                      Total      Maturity    Maturity    Maturity   Maturity
                                 less than    1-3 yrs    4-5 yrs   Over 5 yrs
                                   1 yr
                     --------    ---------   --------    --------   ---------

Senior Notes         $ 60,980    $   --      $   --      $60,980    $   --
Lines of Credit           --         --          --          --         --
Capital Lease
  Obligations           5,213        648       1,158         731      2,676
Operating Leases       73,143      7,638      13,491      10,553     41,461
                     --------    -------     -------     -------    -------
Total Commitments    $139,336    $ 8,286     $14,649     $72,264    $44,137
                     ========    =======     =======     =======    =======

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

      Pension and Other Postretirement Benefits. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions are disclosed in
Note 6 to the consolidated financial statements and include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation levels and health care costs. These assumptions are periodically adjusted based on management's judgement and consultations with actuaries and others. In accordance with accounting principles generally accepted in the United States, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense, recorded obligation and funding requirements in future periods. While the Company's management believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions may materially affect its pension and other postretirement benefit obligations and its future expense.

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

If the interest rates on our borrowings average 100 basis points (1.0%) more in fiscal 2004 than they did in fiscal 2003, our interest expense would increase and income before income taxes would decrease by approximately $100,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

The Company is also exposed to the impact of commodity price fluctuations related to unpredictable factors such as weather and various other market conditions outside its control. From time to time, the Company enters into commodity futures and option contracts to manage these fluctuations. The Company had no futures and options contracts as of March 28, 2004.

Item 4.   Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

        (b) Changes in Internal Controls Over Financial Reporting. During the quarter ended March 28, 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect such controls.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits-

      Rule 13a-14(a) certifications of Chief Executive Officer and Chief Financial Officer. (Exhibits 31.1 and 31.2)

      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32)

(b)   Reports on Form 8-K-

      No Form 8-K was filed by the registrant in the first quarter of 2004.



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

Dated: May 12, 2004       /s/Larry D. Bentley
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


Date:  May 12, 2004
                                          /s/James F. Exum, Jr.
                                          ---------------------------
                                          James F. Exum, Jr.
                                          Chief Executive Officer


Exhibit 31.2
------------

I, Larry D. Bentley, Senior Vice President and Chief Financial Officer, certify that:

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


Date:  May 12, 2004
                                          /s/Larry D. Bentley
                                          -----------------------
                                          Larry D. Bentley, Senior Vice
                                          President and Chief Financial
                                          Officer


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

The Quarterly Report on Form 10-Q for the quarter ended March 28, 2004
(the "Form 10-Q") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2004
                                    /s/James F. Exum, Jr.
                                    --------------------
                                    James F. Exum, Jr.,
                                    Chief Executive Officer

Dated: May 12, 2004
                                    /s/Larry D. Bentley
                                    -------------------
                                    Larry D. Bentley, Senior Vice President
                                    and Chief Financial Officer


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q, or as a separate disclosure document.